Form 10-Q
period 2004-09-30
PRIMUS GUARANTY LTD
filed 2004-11-09
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to                                     .

Commission File Number: 001-32307

Primus Guaranty, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Required
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
(Address of principal executive offices, including zip code)

441-296-0519
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No (the registrant became subject to the filing requirements of Section 13 or 15(d) on September 29, 2004)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of November 8, 2004, the number of shares outstanding of the issuer's common stock, $0.08 par value, was 42,787,843.

Part I.    Financial Information
Item 1.    Financial Statements

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets	(Dollars in thousands except per share data)
Cash and cash equivalents	$357,539	$257,967
Short-term investments	3,429	3,968
Accrued interest receivable	392	129
Unrealized gain on credit swaps, at fair value	37,072	46,594
Premiums receivable on credit swaps	28	140
Premiums receivable on financial guarantees	800	1,201
Accrued premiums on credit swaps	3,468	3,642
Fixed assets, less accumulated depreciation of $428 in 2004; $259 in 2003	1,609	1,651
Internal use software costs, less accumulated amortization of $5,350 in 2004; $4,176 in 2003	4,628	5,473
Other receivables	272	269
Receivable from underwriters	114,797	—
Prepaid expenses	1,107	395
Debt issuance costs of subsidiary	958	—
Total assets	$526,099	$321,429
Liabilities and shareholders' equity
Long-term debt of subsidiary	$75,000	$—
Compensation accrual	4,479	5,474
Unrealized loss on credit swaps, at fair value	958	68
Unrealized loss on sublease	—	39
Brokerage fee payable	35	50
Accounts payable	841	653
Deferred rent payable	460	473
Current state and local taxes payable	50	—
Deferred financial guarantee premiums	906	1,201
Deferred credit swap premiums	74	112
Interest payable on long-term debt of subsidiary	375	—
Other payables	530	—
Total liabilities	83,708	8,070
Preferred securities of subsidiary	98,521	98,521
Shareholders' equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 42,787,843; 2,567,901shares issued and outstanding at September 30, 2004; December 31, 2003	3,470	230
Additional paid-in-capital	261,544	1,325
Convertible preferred stock	—	143,908
Warrants	612	1,070
Retained earnings	78,244	68,305
Total shareholders' equity	343,870	214,838
Total liabilities and shareholders' equity	$526,099	$321,429

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	(Dollars in thousands except per share data)
Net credit swap revenue	$23,331	$21,804	$26,166	$79,550
Interest income earned	1,166	607	2,534	1,915
Other	102	26	338	80
Total net revenues	24,599	22,437	29,038	81,545
Expenses
Employee compensation and benefits	3,858	3,112	11,142	8,144
Excess-of-loss insurance policy premium	—	—	—	727
Internal use software amortization	437	635	1,286	1,883
Legal fees	16	79	109	304
Professional fees	366	401	1,051	2,040
Rent	193	164	550	517
Data feeds	183	223	668	657
Bank fees	275	218	438	387
Fixed asset depreciation	57	54	167	175
Brokerage expense	151	37	515	319
Interest expense on long-term debt of subsidiary	375	—	375	—
Other	281	376	1,154	1,254
Total expenses	6,192	5,299	17,455	16,407
Distributions on preferred securities of subsidiary	(403)	(533)	(1,550)	(1,365)
Income before benefit (provision) for income taxes	18,004	16,605	10,033	63,773
Benefit (provision) for income taxes	22	(22)	(95)	(127)
Net Income	$18,026	$16,583	$9,938	$63,646
Earnings available to common shares	$18,026	$16,583	$9,938	$63,646
Earnings per common share:
Basic	$4.23	$6.59	$2.57	$25.29
Diluted	$0.51	$0.49	$0.28	$1.87
Average common shares outstanding
Basic	4,264	2,517	3,866	2,517
Diluted	35,219	33,965	35,081	33,965

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net Income	$9,938	$63,646
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation of fixed assets	167	175
Amortization of internal use software costs	1,286	1,883
Stock compensation	2,095	853
Net unrealized (gain) loss on credit swap portfolio	10,412	(35,603)
Unrealized loss on sublease	(39)	(17)
Deferred rent payable	(13)	108
Distributions on preferred securities of subsidiary	1,550	1,365
Increase (decrease) in cash resulting from changes in:
Premiums receivable on credit swaps	112	(344)
Accrued premiums on credit swaps	174	318
Interest payable for long-term debt of subsidiary	375	—
Deferred credit swap premium	(38)	122
Deferred financial guarantee premium	(295)	—
Brokerage fees payable	(14)	(57)
Accrued interest receivable	(263)	(38)
Prepaid excess-of-loss insurance policy premium	—	618
Premiums receivable on financial guarantees	401	—
Income tax receivable	—	(231)
Other prepaid expenses	(712)	(105)
Accounts payable	188	(665)
Compensation payable	(995)	(145)
Debt issuance costs	(958)	—
Other	527	(2)
Current state and local taxes payable.	50	—
Net cash flows provided by operating activities	23,948	31,881
Cash flows from investing activities
Fixed asset purchases	(125)	(109)
Redemption (purchase) of short-term investments.	539	(3,002)
Development and purchase of internal use software	(440)	(397)
Net cash flows (used in) investing activities	(26)	(3,508)
Cash flows from financing activities (see Note 2)
Proceeds from long term subordinated debt issuance of subsidiary	75,000	—
IPO costs	(3,300)	—
Exercise of warrants	5,500	—
Net preferred distributions of subsidiary	(1,550)	(1,365)
Net cash flows provided by (used in) financing activities	75,650	(1,365)
Net increase in cash	99,572	27,008
Cash and cash equivalents at beginning of period	257,967	220,975
Cash and cash equivalents at end of year	$357,539	$247,983
Supplemental disclosures
Cash paid for income taxes	$44	$347

See accompanying notes

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Primus Guaranty, Ltd. ("Primus Guaranty" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2004. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.

The consolidated financial statements are presented in U.S. dollar equivalents. At September 30, 2004, 2003 and December 31, 2003, Primus Financial Products, LLC's ("Primus Financial") credit swap activities were conducted in U.S. dollars and Euros.

Credit Swaps

Credit Swaps are over-the-counter ("OTC") derivative financial instruments and are recorded at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Obtaining the fair value (as such term is defined in SFAS No. 133) for such instruments requires the use of management judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gains or losses on Credit Swaps. The Company does not believe that its Credit Swaps fall outside the scope of the guidance of SFAS No. 133 paragraph 10d, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk.

Net credit swap revenue includes realized and unrealized gains and losses on credit swaps and net premiums earned.

Premiums are taken into income as they are earned over a specified time period. Accrued Premiums on Credit Swaps represent premiums earned but not yet payable by Primus Financial's counterparty. Premiums Receivable on credit swaps represents premiums that are both earned by and payable to Primus Financial.

Financial Guarantee-Insurance Contracts

The Company has undertaken a limited amount of financial guarantee business through its subsidiary Primus Re, Ltd. ("Primus Re"), a Class 3 Bermuda insurer. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. The Company designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133 as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This scope exception requires that the guaranteed party be exposed to loss both at inception and over the life of the contract, and incurrence

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

1.    Basis of Presentation (Continued)

of loss must be preconditions for payment under the contract and that these losses are based on payments to be made solely to reimburse the guaranteed party for failure of the debtor to satisfy its required payment obligations under a nonderivative contract, either at pre-specified payment dates or accelerated payment dates as a result of the occurrence of an event of default (as defined in the financial obligation covered by the guarantee contract) or notice of acceleration being made to the debtor by the creditor. Thus, the Company accounts for its financial guarantee contracts in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred.

The Company does not actively offer financial guarantee insurance. Rather, it is an alternative the Company has available when a counterparty requests an insurance product instead of a credit swap. Generally, a counterparty's choice of a financial guarantee insurance contract versus a credit swap is determined by economic terms available in the marketplace as well as regulatory and accounting considerations. Also, the purchaser of an insurance contract cannot submit a claim for payment unless it has an insurable loss, whereas the purchaser of a credit swap need not have actual exposure to the underlying risk.

Insurance Premiums Earned and Receivable and Related Expenses

In exchange for providing financial guarantee protection to counterparties, Primus Re receives premiums over the life of the contract. The amount expected over the life of the policy is reflected in the statement of financial condition and will be reduced as payments are received quarterly in advance.

The accounts of Primus Re are not deemed to be separate accounts under SOP 03-01, Accounting & Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts, since investment performance is not passed through to the contract holder.

Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. Such costs generally include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses. No costs have been deferred by the Company to date as any such amounts have been immaterial.

Deferred Financial Guarantee Premium

Unearned premiums related to the financial guarantee protection provided are used to establish the liability at inception. This liability is reflected in income on a straight-line basis over the period the risk protection is provided.

Unpaid Losses and Loss Expenses on Financial Guarantees

Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of loss settlement expenses on the obligations it has insured. Estimates will be based upon historical industry loss experience modified for current trends as well as prevailing economic, legal and social conditions. Any changes in estimates are reflected in operating results in the period in which the estimates changed. At September 30, 2004, the unpaid losses and loss expenses were estimated to be zero. At December 31, 2003, this amount was zero as the only financial guarantee contracts written were as of the same date.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

1.    Basis of Presentation (Continued)

Income Taxes

Income tax expense is computed in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, which prescribes the asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Employee Compensation Plans

In 2003, the Company adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Compensation expense is recognized based on the fair value of stock options, restricted shares and restricted share units ("RSU") granted over the related vesting period. The fair value of the stock options granted is determined through the use of an option-pricing model.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("VIEs"). The Interpretation defines "variable interests" and specifies the circumstances under which consolidation of special purpose entities will be dependent upon such interests. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), ("FIN 46R"), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities.

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46R were adopted as of December 31, 2003, for the Company's interests in all VIEs. The result was the derecognition of the Trust Preferred certificates issued by the Trust and the recognition of the Preferred Securities issued by PFP to the Trust. As encouraged by FIN 46R, the Company has restated its prior year's financial statements. The adoption of FIN 46R had no impact on the statement of financial condition or the results of operations of the Company.

2.    Initial Public Offering

Primus Guaranty completed an initial public offering ("IPO") on October 5, 2004, listing its shares on the New York Stock Exchange. The Company issued 9,143,493 shares at a price $13.50. The Company has recorded a receivable of $114.8 million for the proceeds at September 30, 2004. The proceeds to the Company were $111.5 million, net of the underwriting discount and offering expenses. Primus Guaranty has subsequently contributed $60 million of the IPO proceeds to Primus Financial to support the growth of its credit swap business. Primus Guaranty has invested the remaining net proceeds in short-term money market instruments, pending utilization in businesses related to the credit markets. The completion of the IPO caused the Company to vest one-half of the remaining unvested stock, restricted stock units and options held by employees at the date of the IPO. The Company will recognize an expense of approximately $3.3 million in the final quarter of 2004 as a result of this accelerated vesting.

3.    Cash and Cash Equivalents

Primus Guaranty restricts the instruments in which its subsidiaries, Primus Financial and Primus Asset Management, Inc. ("Primus Asset Management"), invest to include obligations of the United

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

3.    Cash and Cash Equivalents (Continued)

States of America or direct debt obligations of U.S. Agencies rated AAA and Aaa by the respective Rating Agencies (as defined below), and commercial paper rated A-1 and P-1 by the respective Rating Agencies.

As of September 30, 2004 and December 31, 2003, the Company's Cash and cash equivalents include U.S. government agency obligations and money market funds. All outstanding obligations mature within 90 days.

4.    Short-Term Investments

Short-term investments included obligations of the United States of America or direct debt obligations of U.S. Agencies rated AAA and Aaa by Standard & Poor's and Moody's Investor Services (the "Rating Agencies"), respectively, and have original maturities between 91 days and two years.

As of September 30, 2004 and December 31, 2003, the Company's short-term investments consisted entirely of short-term U.S. government agency obligations, which mature within two years.

5.    Credit Swap Revenues and Portfolio

Net credit swap revenue as presented in the consolidated statement of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on unwound or assigned credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.

In exchange for providing credit protection to its counterparties, Primus Financial receives premium payments as a series of fixed cash flows. Premiums are taken into income as they are earned over a specified time period. Accrued premiums on credit swaps represent premiums earned but not yet payable by Primus Financial's counterparty. Premiums receivable on credit swaps represents premiums that are both earned by and payable to Primus Financial. When Primus Financial purchases credit protection from its counterparties, Primus Financial pays premiums as a series of fixed cash flows. The premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue.

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its balance sheet at their fair value. Changes in the fair value of the Company's credit swap portfolio are recorded as unrealized gains or losses in the Company's consolidated income statement. If a credit swap has an increase in fair value during a period, the increase will add to the Company's net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from the Company's net credit swap revenues for that period. Changes in the fair value of the Company's credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero. In general, fair values of individual credit swaps are aggregated by counterparty for presentation on the Company's statement of condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the statement of condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

5.    Credit Swap Revenues and Portfolio (Continued)

on credit swaps, at fair value in the statement of condition. Aggregation by counterparty is applied where a valid ISDA master agreement is in place with the counterparty, in instances where the Company does not yet have a valid ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss.

At the time at which the Company enters into a credit swap and assumes the risk of default, it has no intention of terminating the transaction prior to maturity. However, the Company occasionally disposes of credit swaps prior to maturity, but only in circumstances where the Company believes that the underlying risk related to the credit swap has increased beyond its risk tolerance or where the Company would seek to rebalance the Company's portfolio of credit swaps and create greater capacity for other credit swaps. The Company cannot identify at the outset of any credit swap transaction, whether the credit swap will be terminated or otherwise disposed of prior to its maturity.

As a general rule, when the Company sells credit protection, it intends to maintain the transaction until maturity. However, there are two sets of circumstances in which the Company could elect to terminate transactions prior to maturity, and the Company monitors its portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever the Company receives new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, the Company considers the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs the Company's decision regarding termination in these circumstances is whether the Company believes that the underlying risk has become substantially greater than the level of risk the Company would choose to assume in entering into a new sale of credit default protection. Over its two years of operating history, the Company has terminated less than 1% of the notional amount of credit swaps under which the Company sold credit default protection due to credit considerations.

Second, the Company may also elect to terminate a transaction in order to realize a gain. In making a decision to terminate a transaction for this purpose the Company considers a number of different factors, including the absolute amount of the unrealized gain the Company could realize, the likelihood of additional gains arising from the position, the Company's view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a foreseeable horizon, the total size of the Company's portfolio in relation to its capital, and the total size of its swap positions and exposures with a particular counterparty. The Company refers to terminations effected under these circumstances as "resizing" or "rebalancing". The majority of the Company's resizing occurred during the second and third quarters of 2003, when market credit swap premium levels had dropped dramatically from their historic 2002 highs. Over its two years of operating history, the Company has terminated less than 10% of credit swaps under which it sold credit protection in order to realize gains.

The Company terminates (or offsets) a credit swap in any one of three ways. The Company may negotiate an agreed termination through the original counterparty (an unwind). The Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). As an alternative to terminating a transaction, the Company may enter into an equal and opposite transaction with a third party under which the Company purchases credit default protection on terms that match the terms of the original transaction (an offset). In this last case, both sides of the position may subsequently be unwound or assigned.

In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

5.    Credit Swap Revenues and Portfolio (Continued)

the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs.

The tables below present the components of credit swap revenues (losses) for the three and nine months ended September 30, 2004 and 2003. The Company distinguishes credit swaps sold, credit swaps purchased as short-term investments and credit swaps purchased to offset the credit risk on credit swaps previously sold.

Net credit swap revenues for the three months ended September 30, 2004 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$11,192	$3,251	$(778)	$10,998	$24,663
Credit swaps purchased as short-term investments	(279)	346	(34)	(1,335)	(1,302)
Credit swaps purchased to offset credit risk on certain swaps sold	(23)	0	0	(7)	(30)
Totals	$10,890	$3,597	$(812)	$9,656	$23,331

Net credit swap revenues for the three months ended September 30, 2003 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$10,303	$7,360	$0	$4,170	$21,833
Credit swaps purchased to offset credit risk on certain swaps sold	(23)	0	0	(6)	(29)
Totals	$10,280	$7,360	$0	$4,164	$21,804

Net credit swap revenues for the nine months ended September 30, 2004 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$31,600	$5,360	$(791)	$(9,254)	$26,915
Credit swaps purchased as short-term investments	(527)	1,086	(81)	(1,198)	(720)
Credit swaps purchased to offset credit risk on certain swaps sold	(69)	0	0	40	(29)
Totals	$31,004	$6,446	$(872)	$(10,412)	$26,166

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

5.    Credit Swap Revenues and Portfolio (Continued)

Net credit swap revenues for the nine months ended September 30, 2003 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$29,627	$15,089	$(214)	$35,542	$80,044
Credit swaps purchased as short-term investments	0	0	0	0	0
Credit swaps purchased to offset credit risk on certain swaps sold	(107)	0	(448)	61	(494)
Totals	$29,520	$15,089	$(662)	$35,603	$79,550

The notional amount, fair value and average fair value of open Credit Swap transactions entered into with third parties at September 30, 2004 and December 31, 2003, are as follows (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Credit Swaps Sold
Gross notional amount	$9,440,873	$6,291,375
Fair value:
Asset	36,286	46,571
Liability	172	68
Average fair value:
Asset	30,610	11,193
Liability	511	635
Credit Swaps Bought
Gross notional amount	$372,886	$130,000
Fair value:
Asset	0	141
Liability	1,175	118
Average fair value:
Asset	246	5
Liability	243	4

"Asset" in the above table represents unrealized gains on Credit Swaps while "Liability" represents unrealized losses on Credit Swaps. All Credit Swaps are subject to netting arrangements that have been contractually established with each counterparty under an ISDA Master Agreement. All counterparties must be rated A or better, or otherwise be approved by the Rating Agencies. The notional amounts of the Credit Swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are presented net by counterparty. The average fair value in the above table was calculated on a daily basis. At September 30, 2004 and December 31, 2003, Primus Financial had three derivative transactions with its affiliate, Primus Re , totaling $87 million in notional principal.

Under the terms of Primus Financial's Operating Guidelines, as agreed with the Rating Agencies, derivatives transactions can only include Credit Swaps. Credit Swaps are derivative transactions that obligate one party to the transaction (the "Seller") to pay an amount to the other party to the

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

5.    Credit Swap Revenues and Portfolio (Continued)

transaction (the "Buyer") should one of a specified group of events ("Credit Events") be incurred by an unrelated third party (the "Reference Entity") specified in the contract. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for incurring the potential of a Credit Event-generated loss, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a Credit Event). The fixed premium is generally paid quarterly in arrears over the term of the transaction.

All transactions entered into between the Buyer and the Seller are subject to an ISDA Master Agreement executed by both parties. The Master Agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the Master Agreement) is incurred by either party.

Primus Financial is primarily a Seller of Credit Swaps, although it may also buy Credit Swaps to off-set the risks it has incurred as a Seller. Credit Swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. In addition, Primus Financial is permitted to purchase Credit Swaps as a limited percentage of its overall portfolio (represented as Credit Swaps Bought in the below tables). The company's Operating Guidelines permit up to five percent of the total notional of its sold Credit Swaps portfolio to be purchased Credit Swaps, allowing Primus Financial to seek short term market appreciation. The primary risks inherent in the Company's activities are (a) that Reference Entities specified in its Credit Swap transactions will incur Credit Events (Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring) that will require Primus Financial to make payments to the Buyers of the transactions, (b) where Primus Financial is a Buyer of a Credit Swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from Primus Financial will default on their required premium payments at times when the fair value of the underlying transactions are positive to Primus Financial. During 2004 and 2003, no Credit Swaps sold by Primus Financial incurred a Credit Event and no buyers defaulted on premium payments to Primus Financial.

The tables below summarize the notional amounts and fair value at risk to performance by Reference Entities and Counterparties of Credit Swap transactions, which are recorded at fair value, (based on credit rating) as of September 30, 2004 and December 31, 2003. Risk off-set transactions are reflected in the below tables as part of Credit Swaps Sold. The total notional amount of risk off-set transactions was $5 million, in both the first nine months of 2004, and during 2003. Total fair value equaled $(220) thousand at September 30, 2004 and $(264) thousand in 2003. Fair Value is the fair value of all transactions after consideration of offsetting exposures under Master Agreements with counterparties (in thousands and U.S. dollar equivalent):

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

5.    Credit Swap Revenues and Portfolio (Continued)

	September 30, 2004		December 31
	(Unaudited)		2003
Moody's Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold:
Aaa	$547,372	$953	$405,500	$1,680
Aa	1,571,888	6,211	1,002,640	6,492
A	4,043,676	18,606	2,940,208	23,208
Baa	3,249,501	12,137	1,943,027	15,123
Ba	28,436	(617)	—	—
NR	—	—	—	—
Total	$9,440,873	$37,290	$6,291,375	$46,503
Credit Swaps Bought:
Aaa	$34,872	$(167)	$20,000	$(51)
Aa	24,872	(67)	—	—
A	132,180	(326)	70,000	(16)
Baa	146,090	(478)	40,000	90
NR	34,872	(137)	—	—
Total	$372,886	$(1,175)	$130,000	$23
Counterparty Buyer
Credit Swaps Sold:
Aaa	$5,000	$47	$12,000	$41
Aa	7,365,395	27,757	4,529,351	33,039
A	2,070,478	9,486	1,750,024	13,423
Total	$9,440,873	$37,290	$6,291,375	$46,503
Counterparty Seller
Credit Swaps Bought:
Aaa	$—	$—	$—	$—
Aa	298,014	(970)	75,000	41
A	74,872	(205)	55,000	(18)
Total	$372,886	$(1,175)	$130,000	$23

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

5.    Credit Swap Revenues and Portfolio (Continued)

	September 30, 2004		December 31
	(Unaudited)		2003
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold:
AAA	$499,936	$909	$395,500	$1,634
AA	1,497,824	5,079	931,156	5,648
A	4,594,908	20,106	3,202,996	24,792
BBB	2,818,205	11,701	1,761,723	14,429
BB	15,000	(632)	—	—
NR	15,000	127	—	—
Total	$9,440,873	$37,290	$6,291,375	$46,503
Credit Swaps Bought:
AAA	$44,872	$(202)	$20,000	$(51)
AA	37,308	(135)	—	—
A	145,962	(363)	75,000	(3)
BBB	144,744	(475)	35,000	77
Total	$372,886	$(1,175)	$130,000	$23
Counterparty Buyer
Credit Swaps Sold:
AAA	$5,000	$47	$12,000	$41
AA	6,080,392	20,112	3,191,325	21,729
A	3,355,481	17,131	3,088,050	24,733
Total	$9,440,873	$37,290	$6,291,375	$46,503
Counterparty Seller
Credit Swaps Bought:
AAA	$—	$—	$—	$—
AA	250,578	(317)	70,000	40
A	122,308	(858)	60,000	(17)
NR	—	—	—	—
Total	$372,886	$(1,175)	$130,000	$23

Primus Financial's Operating Guidelines impose various limits on the geographical concentration of its business based on the country of domicile of each Reference Entity. Additionally, Primus Financial's counterparties are global financial institutions with whom it has entered into Master Agreements that consolidate the counterparty risk to one office of that counterparty. At December 31, 2003, five counterparties each generated greater than ten percent of the Company's total premium revenue. At September 30, 2004, three counterparties each generated greater than ten percent of total premium revenue.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

5.    Credit Swap Revenues and Portfolio (Continued)

The table below shows the geographical distribution of Primus Financial's Credit Swap portfolio by domicile of the Reference Entity and domicile of the counterparty (in thousands and U.S. dollar equivalent):

	September 30, 2004		December 31
	(Unaudited)		2003
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold
By Reference Entity:
U.S.	$4,738,000	$19,291	$3,503,500	$27,258
Other G-7 countries	3,076,275	12,603	1,999,503	13,965
Other Europe	1,399,598	4,706	676,372	4,188
Bermuda	46,000	57	37,000	217
Others	181,000	633	75,000	875
Total	$9,440,873	$37,290	$6,291,375	$46,503
By Counterparty:
U.S.	$4,811,649	$16,834	$2,948,842	$20,952
Other G-7 countries	2,686,470	11,937	1,731,418	14,975
Other Europe	1,870,754	8,383	1,611,115	10,576
Other	72,000	136	—	—
Total	$9,440,873	$37,290	$6,291,375	$46,503
Credit Swaps Bought
By Reference Entity:
U.S.	$205,000	$(537)	$115,000	$45
Other G-7 countries	143,014	(589)	—	—
Other Europe	24,872	(49)	10,000	4
Others	—	—	5,000	(26)
Total	$372,886	$(1,175)	$130,000	$23
By Counterparty:
U.S.	$158,526	$(400)	$75,000	$(60)
Other G-7 countries	156,924	(558)	35,000	121
Other Europe	37,436	(146)	20,000	(38)
Others	20,000	(71)	—	—
Total	$372,886	$(1,175)	$130,000	$23

6.    Long Term Debt of Subsidiary

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. The notes are subordinated in right of payment to the prior payment in full of all existing and future Senior Indebtedness of the company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest is payable (i) on each of October 25, 2004, January 25, 2005, April 25, 2005, and July 25, 2005, (ii) for each subsequent 28-day period based on an auction rate set

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (continued)
(Information pertaining to the three and nine months ended
September 30, 2004 and 2003 is unaudited)

6.    Long Term Debt of Subsidiary (Continued)

on the prior business day and (iii) for each subsequent special rate period, on each date so designated by the company after electing such rate period, provided that if the period is one year or longer, interest shall be payable at least quarterly.

7.    Earnings per share

Basic earnings-per-share ("EPS") is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS for the three and nine months ended September 2004 and 2003:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003		2004	2003
	(Unaudited)			(Unaudited)
Net earnings (loss) available to common shareholders	$9,938	$63,646		$18,026	$16,584
Weighted-average basic shares outstanding	3,866	2,517		4,264	2,517
Effect of dilutive instruments
Series A Preferred Stock	29,842	29,953		29,620	29,953
Employee stock options	28	—	(a)	41	—	(a)
Restricted share units	390	562		339	562
Warrants	956	933		955	933
Dilutive potential shares	31,216	31,448		30,955	33,965
Dilutive shares	35,082	33,965		35,219	33,965
Basic EPS	$2.57	$25.29		$4.23	$6.59
Diluted EPS	$0.28	$1.87		$0.51	$0.49

(a)	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented. In 2003, employee stock options totaling 220,573 shares were excluded.

Forward-Looking and Cautionary Statements

This quarterly report of Primus Guaranty includes statements that are not historical or current facts and are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," "looking forward" or "will continue," and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Primus Guaranty cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company's forward-looking statements:

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (U.S.) and abroad;

•	the level of activity within the national and international credit markets;

•	competitive conditions and pricing levels;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Primus Guaranty, Ltd. ("Primus Guaranty"), through its principal operating subsidiary, Primus Financial Products, LLC ("Primus Financial") is primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities. If a bankruptcy, failure to pay or restructuring (each, a "Credit Event") occur with respect to a Reference Entity upon which Primus Financial has sold credit protection, Primus Financial is required to pay the notional amount of the credit swap contract to its customer (a "Counterparty") in exchange for delivery of a senior unsecured credit obligation of that Reference Entity. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries.

Primus Financial has AAA/Aaa ratings from Standard & Poor's Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"), respectively. These ratings are a critical component of our strategy to sell credit protection in the credit swap market.

Our wholly owned subsidiary, Primus Asset Management, Inc. ("Primus Asset Management") manages the credit swap portfolios of Primus Financial and third parties. For such services, Primus Asset Management receives a management fee.

Critical Accounting Policies

Management has identified the accounting for valuation of credit swaps, financial guarantees and stock-based employee compensation plans as critical accounting policies.

We have applied Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments. SFAS No. 133 requires recognition of all credit swaps on the balance sheet at fair value. As a consequence of carrying our credit swaps at fair value, we are not permitted to record a reserve for anticipated losses due to credit events. The market credit swap premium levels used to determine fair value generally take into account the expectation of such events. The fair value of the credit swaps depends on a number of factors, primarily Reference Entity credit swap premiums and interest rates. The credit swaps are valued using market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market credit swaps and the contractual future credit swap premiums on contracts we have undertaken. Our pricing model has been internally developed but is benchmarked against a market-standard model. Generally, our model uses quoted market credit swap premium data that we purchase from an independent pricing service, on individual Reference Entities. This service takes pricing information from a number of prominent dealers and brokers in the credit swap market across a range of standard maturities and restructuring terms, and creates average market credit swap premium quotes on specific Reference Entities.

We have undertaken a limited amount of financial guarantee business through our subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. Primus Re designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS No. 133 as amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". We account for our financial guarantee contracts in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises". This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred. Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. No policy acquisition costs have been deferred by us to date, as any such amounts have been immaterial. We do not actively offer financial guarantee insurance. Rather, it is an alternative we have available when a counterparty requests an insurance product instead of a credit swap. Generally, a counterparty's choice of a financial guarantee insurance contract versus a credit swap is determined by economic terms available in the marketplace as well as regulatory and accounting considerations. Also, the purchaser of an insurance contract cannot submit a claim for payment unless it has an insurable loss, whereas the purchaser of a credit swap need not have actual exposure to the underlying risk.

We have adopted the fair value approach for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." Compensation expense is recognized based on the fair value of stock options, restricted shares and restricted share units ("RSU") granted over the related vesting period. The fair value of the stock options granted is determined through the use of an option-pricing model.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

We had net income for the three months ended September 30, 2004 of $18 million, or $0.51 per diluted share, an increase of $1.4 million, compared with $16.6 million, or $0.49 per diluted share for the three months ended September 30, 2003. The increase in net income for the three months ended September 30, 2004 was primarily driven by the higher unrealized gains of the credit swap portfolio, coupled with increased interest income.

The results for these periods are discussed below:

Net Credit Swap Revenue

Net credit swap revenue was $23.3 million and $21.8 million for the three months ended September 30, 2004 and 2003, respectively. Net credit swap revenue comprises:

•	Net premiums earned;

•	Net realized gains on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the three months ended September 30, 2004 and 2003.

($ in thousands)	Three Months Ended September 30,
	2004	2003
Net premiums earned	$10,890	$10,280
Net realized gains on credit swaps	2,785	7,360
Net unrealized gains (losses) on credit swaps	9,656	4,164
Total Net Credit Swap Revenue	$23,331	$21,804

Net Premiums Earned

Net premiums earned were $10.9 million and $10.3 million for the three months ended September 30, 2004 and 2003, respectively. Net premiums earned include:

•	premium income on credit swaps sold;

•	premium expense on credit swaps purchased as short-term investments; and

•	premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the growth of the portfolio of credit swaps sold in 2004, slightly offset by the premiums paid for credit swaps purchased for short-term investment purposes. The table below shows the component parts of net premiums earned for the three months ended September 30, 2004 and 2003.

($ in thousands)	Three Months Ended September 30,
	2004	2003
Premium income on credit swaps sold	$11,192	$10,303
Premium expense on credit swaps purchased as short-term investments	(279)	0
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(23)	(23)
Total Net Premiums Earned	$10,890	$10,280

Premium income on credit swaps sold was higher for the three months ended September 30, 2004 primarily as a result of the expansion in our credit swap portfolio. The notional amounts outstanding of credit swaps we sold were $9.4 billion and $6.3 billion at September 30, 2004 and 2003, respectively. The increase in premium income due to the expansion in the swap portfolio was tempered by the lower average premiums earned during 2004. Additionally, the early termination of certain swaps during 2003 and 2004 reduced the level of premium income earned.

The premium expense incurred on credit swaps purchased as short-term investments was $279 thousand for the three months ended September 30, 2004. This activity commenced after September 30, 2003, and we therefore incurred no credit swap premium expense for the three months ending September 30, 2003. At September 30, 2004, the notional amount outstanding on credit swaps purchased as short-term investments was $373 million.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain swaps sold were $5 million at both September 30, 2004 and 2003.

Net Realized Gains on Credit Swaps

Our business strategy is generally to hold swaps we sell until maturity. At the time we sell credit protection, we have no intention of terminating any transaction prior to maturity. However, there are circumstances in which we may terminate a credit swap prior to maturity, either as a result of credit considerations or in order to realize gains (i.e., resizing). Terminating transactions also allows us to accelerate premium receipts and provides for additional growth capacity within our credit swap portfolio. Over our two and a quarter years of operating history, we have terminated less than 1% of the credit swaps under which we had sold credit protection, for credit considerations, and less than 10% for resizing considerations. We terminated $536 million and $373 million notional amount of credit swaps sold during the three months ended September 30, 2004 and 2003, respectively.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. We terminated $37 million notional amount of credit swaps purchased in the three months ended September 30, 2004. The purchase of credit protection as a short-term investment was commenced after September 30, 2003 and therefore no terminations took place in the three months ended September 30, 2003.

Net realized gains on the early termination of credit swaps were $2.8 million and $7.4 million for the three months ended September 30, 2004 and 2003, respectively. Net realized gains for the three months ended September 30, 2004 and 2003 are summarized below:

($ in thousands)	Three Months Ended September 30,
	2004	2003
Realized gains on terminated credit swaps sold	$2,473	$7,360
Realized (losses) on terminated credit swaps purchased to offset credit risk on certain credit swaps sold	0	0
Realized gains on terminated credit swaps purchased as short-term investments	312	0
Total Realized Gains on Credit Swaps	$2,785	$7,360

Net Unrealized Gains on Credit Swaps

Net unrealized gains on credit swaps were $9.7 million for the three months ended September 30, 2004 as compared with net unrealized gains of $4.2 million for the three months ended September 30, 2003. Unrealized gains on credit swaps sold reflects the change in the fair value of our credit swap portfolio and is primarily due to decreases in market credit swap premium levels during both three month periods ended September 30, 2004 and 2003. Our portfolio of credit swaps purchased as short-term investments showed a net unrealized loss of $1.3 million in the three months ended September 30, 2004, principally due to the decline in market credit swap premium levels during that period. The unrealized gains (losses) on credit swaps sold, credit swaps purchased as short-term investments and for credit risk offset purposes for the three months ended September 30, 2004 and 2003 are summarized below:

($ in thousands)	Three Months Ended September 30,
	2004	2003
Net unrealized gains on credit swaps sold	$10,998	$4,170
Net unrealized (losses) on credit swaps purchased as short-term investments	(1,335)	0
Net unrealized gains (losses) on credit swaps purchased to offset credit risk on certain credit swaps sold	(7)	(6)
Net total Unrealized Gains on Credit Swaps	$9,656	$4,164

Asset Management Fees

We commenced our third party asset management activity in September 2004 and earned fees of $3 thousand in the three months ended September 30, 2004. The fees earned represent the accrual of annual management fees on one transaction in which we manage a pool of credit swaps on behalf of third party investors.

Interest Income Earned

We had interest income of $1.2 million and $607 thousand for the three months ended September 30, 2004 and 2003, respectively. The increase in the interest income is attributable to increases in the cash equivalents and short-term investment balances in the three months ended September 30, 2004, compared with the three months ended September 30, 2003. Average yields on the cash equivalent and short-term investments were 1.31% for the three months ended September 30, 2004 and 0.99% for the three months ended September 30, 2003, primarily due to a general increase in market interest rates over these periods. Our cash, cash equivalents and short-term investments were approximately $361 million and $251 million as of September 30, 2004 and 2003, respectively.

Operating Expenses

Our operating expenses were $5.8 million and $5.3 million for the three months ending September 30, 2004 and 2003, respectively. Operating expenses for the three months ended September 30, 2004 and 2003 are summarized below:

($ in thousands)	Three Months Ended September 30,
	2004	2003
Employee compensation	$3,858	$3,112
Brokerage expense	151	37
Administrative expenses	1,808	2,153
Total Operating Expenses	$5,817	$5,302
Number of full-time employees	32	28

The increase in employee compensation over these periods was primarily due to the increase in the number of employees as the business expanded its operations, coupled with an increase in the levels of compensation and the increased expense associated with the vesting of employee restricted stock and options. Brokerage expense relates to fees paid to credit swap brokers that we use on occasion to facilitate credit swap transactions. Administration expenses include professional fees, banking and rating agency fees and amortization and depreciation expenses. Amortization and depreciation expenses primarily relate to the amortization of our internally developed software and the depreciation of our furniture and fixtures.

Interest Expense

In the three months ended September 30, 2004, we incurred $375 thousand of interest expense on the $75 million subordinated deferrable interest rate notes that were issued by Primus Financial in July 2004. The interest rate on the debt is fixed at 2.57% for a period of one year. Primus Financial may then reset the rate every 28 days via an auction process or reestablish a one-year rate depending on the existing and expected market conditions at the end of the current one-year term.

Preferred Distributions

Primus Financial made net distributions of $403 thousand on the PFP Cumulative Preferred Stock issued in December 2002 for the three months ended September 30, 2004 compared with $533 thousand for the same period in 2003. The average rate paid on these securities was 2.15% during the three months ended September 30, 2004. The average rate on these securities during the three months ended September 30, 2003 was 1.90%. There was one additional distribution made during the three months ended September 30, 2003 than in the same period in 2004.

Income Taxes

Provisions for income taxes were a $22 thousand benefit and a $22 thousand provision for the three months ended September 30, 2004 and 2003, respectively.

Results of Operations for the Nine Months ended September 30, 2004 and 2003

We had net income for the nine months ended September 30, 2004 of $ 9.9 million, or $0.28 per share, a decrease of $53.7 million, compared to a net income of $63.6 million, or $1.87 per share for the nine months ended September 30, 2003. The decrease in net income for the nine months ended September 30, 2004 was primarily driven by lower unrealized gains of the credit swap portfolio, coupled with increased compensation expenses and unrealized losses in our portfolio of credit swaps purchased for short term investment.

The results for these periods are discussed below:

Net Credit Swap Revenue

Net credit swap revenue was $26.2 million and $79.6 million for the nine months ended September 30, 2004 and 2003, respectively. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the nine months ended September 30, 2004 and 2003.

($ in thousands)	Nine Months Ended September 30,
	2004	2003
Net premiums earned	$31,004	$29,520
Net realized gains on credit swaps	5,574	14,427
Net unrealized gains (losses) on credit swaps	(10,412)	35,603
Total Net Credit Swap Revenue	$26,166	$79,550

Net Premiums Earned

Net premiums earned were $31.0 million and $29.5 million for the nine months ended September 30, 2004 and 2003, respectively. Net premiums earned include:

•	premium income on credit swaps sold;

•	premium expense on credit swaps purchased as short-term investments; and

•	premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the portfolio of credit swaps sold in 2003 and 2004, slightly offset by the premiums paid for credit swaps purchased for short-term investment purposes in the nine months ended September 30, 2004. The table below shows the component parts of net premiums earned for the nine months ended September 30, 2004 and 2003.

($ in thousands)	Nine Months Ended September 30,
	2004	2003
Premium income on credit swaps sold	$31,600	$29,627
Premium expense on credit swaps purchased as short-term investments	(527)	0
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(69)	(107)
Total Net Premiums Earned	$31,004	$29,520

Premium income on credit swaps sold was higher for the nine months ended September 30, 2004 primarily as a result of the growth of our credit swap portfolio. The notional amounts outstanding of credit swaps we sold were $9.4 billion and $6.3 billion at September 30, 2004 and 2003, respectively.

The premium expense accrued on credit swaps purchased as short-term investments was $527 thousand for the nine months ended September 30, 2004. This activity commenced after September 30, 2003, and we therefore incurred no credit swap premium expense for the nine months ending September 30, 2003.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain swaps sold were $5 million at both September 30, 2004 and 2003. Premium expense incurred as credit risk offset activity declined in the nine months ended September 30, 2004 because the amount of credit risk offset transactions in place had declined in 2004.

Net Realized Gains on Credit Swaps

We terminated $759 million and $757 million notional amount of credit swaps sold during the nine months ended September 30, 2004 and 2003, respectively.

We terminated $226 million notional amount of credit swaps purchased in the nine months ended September 30, 2004. The purchase of credit protection as a short-term investment was commenced after September 30, 2003 and therefore no terminations took place in the nine months ending September 30, 2003.

Net realized gains on the early termination of credit swaps were $5.6 million and $14.4 million for the nine months ended September 30, 2004 and 2003, respectively. Net realized gains for the nine months ended September 30, 2004 and 2003 are summarized below:

($ in thousands)	Nine Months Ended September 30,
	2004	2003
Realized gains on terminated credit swaps sold	$4,569	$14,875
Realized (losses) on terminated credit swaps purchased to offset credit risk on certain credit swaps sold	0	(448)
Realized gains on terminated credit swaps purchased as short-term investments	1,005	0
Total Realized Gains on Credit Swaps	$5,574	$14,427

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on credit swaps were $10.4 million for the nine months ended September 30, 2004 as compared with net unrealized gains of $35.6 million for the nine months ended September 30, 2003. The unrealized losses credit swap portfolio during the nine months ended September 30, 2004 were primarily due to net increases in market credit swap premium levels since the beginning of 2004, coupled with the realization of gains through the termination of certain swaps. The unrealized gains on credit swap portfolio during the nine months ended September 30, 2003 was primarily due to decreases in market credit swap premium levels during the nine months ended September 30, 2003. The unrealized gains (losses) on credit swaps sold, credit swaps purchased as short-term investments and for credit risk offset purposes for the nine months ended September 30, 2004 and 2003 are summarized below:

($ in thousands)	Nine Months Ended September 30,
	2004	2003
Net unrealized gains (losses) on credit swaps sold	$(9,254)	$35,542
Net unrealized (losses) on credit swaps purchased as short-term investments	(1,198)	0
Net unrealized gains (losses) on credit swaps purchased to offset credit risk on certain credit swaps sold	40	61
Net total Unrealized Gains (Losses) on Credit Swaps	$(10,412)	$35,603

Interest Income Earned

We had interest income of $2.5 million and $1.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in the interest income is attributable to increases in the cash equivalents and short-term investment balances in the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003. Average yields on the cash equivalent and short-term investments were 1.12% in the nine months ended September 30, 2004 and 1.10% in the nine months ended September 30, 2003. Our cash, cash equivalents and short-term investments were approximately $361 million and $251 million as of September 30, 2004 and 2003, respectively.

Operating Expenses

Our operating expenses were $17.1 million and $16.4 million for the nine months ending September 30, 2004 and 2003, respectively. Operating expenses for the nine months ended September 30, 2004 and 2003 are summarized below:

($ in thousands)	Nine Months Ended September 30,
	2004	2003
Employee compensation	$11,142	$8,144
Brokerage expense	515	319
Administrative expenses	5,423	7,947
Total Operating Expenses	$17,080	$16,410
Number of full-time employees	32	28

The increase in employee compensation over these periods was primarily due to the increase in the number of employees as the business expanded its operations coupled with increases in the levels of compensation and the expense associated with the vesting of employee stock and options. Brokerage expense relates to fees paid to credit swap brokers that we use on occasion to facilitate credit swap transactions. Administration expenses include professional fees, banking and rating agency fees and amortization and depreciation expenses. Amortization and depreciation expenses primarily relate to the amortization of our internally developed software and the depreciation of our furniture and fixtures. Software amortization decreased by approximately $600 thousand for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003 as a result of the write-off of $3.2 million of previously capitalized software that was no longer in active use by the company in the last quarter of 2003.

Interest Expense

In the nine months ended September 30, 2004, we incurred $375 thousand of interest expense on the $75 million subordinated deferrable interest rate notes that were issued by Primus Financial in July 2004. The interest rate on the debt is fixed at 2.57% for a period of one year. Primus Financial may then reset the rate every 28 days via an auction process or reestablish a one-year rate depending on the existing and expected market conditions at the end of the current one-year term.

Preferred Distributions

In the nine months ended September 30, 2004 and 2003 Primus Financial made net distributions of $1.6 million and $1.4 million respectively on the PFP Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 1.92% and 1.99% during the nine months ended September 30, 2004 and September 30, 2003, respectively.

Income Taxes

Provisions for income taxes were $95 thousand and $127 thousand for the nine months ended September 30, 2004 and 2003, respectively.

Contractual Obligations

Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until

August 1, 2012. There are no material restrictions imposed by the lease agreement. The lease is categorized as an operating lease and future payments under the lease are as follows:

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property Lease	$6,481,475	$720,495	$1,494,580	$1,512,444	$2,753,956

We have no other material long-term contractual obligations.

Liquidity and Capital Resources

Primus Financial issued $110.0 million of PFP Cumulative Preferred Stock on December 19, 2002 in two series, Series I and Series II, to a trust. In conjunction with the receipt of the securities, the trust issued $100.0 million of Money Market Preferred Securities Custodial Receipts, or MMP Receipts, in two series, Series A and Series B, to various institutional investors in a private placement. The trust also issued $10.0 million of Variable Inverse Preferred Securities Custodial Receipts that were retained by Primus Financial. One series pays distributions every 28 days based on an auction rate set on the prior business day and the other series makes payments quarterly, based on an auction rate, which is currently set annually. After December 19, 2012, Primus Financial may redeem the securities, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends. However, Primus Financial is not required to redeem the securities, nor is it required to establish a sinking fund. For the nine months ended September 30, 2004 and 2003, Primus Financial made net distributions to the trust's MMP Receipts in an amount equal to $1.6 million and $1.4 million, respectively.

Primus Financial additionally issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. The notes are subordinated in right of payment to the prior payment in full of all existing and future Senior Indebtedness of the company, including amounts due under counterparty obligations. The notes are redeemable at the option of the company, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest will be payable (i) on each of October 25, 2004, January 25, 2005, April 25, 2005, and July 25, 2005, (ii) for each subsequent 28-day period based on an auction rate set on the prior business day and (iii) for each subsequent special rate period, on each date so designated by the company after electing such rate period, provided that if the period is one year or longer, interest shall be payable at least quarterly.

We completed an initial public offering ("IPO") on October 5, 2004, listing our shares on the New York Stock Exchange effective September 30th. We issued 9,143,493 shares at a price $13.50. The net proceeds to the Company were $111.5 million, net of the underwriting discount and offering expenses. Primus Guaranty has subsequently contributed $60 million of the IPO proceeds to Primus Financial to support the growth of its credit swap business. Primus Guaranty has invested the remaining net proceeds in short-term money market instruments, pending utilization in businesses related to the credit markets. The completion of the IPO caused us to vest one-half of the remaining unvested stock, restricted stock units and options held by employees at the date of the IPO and we shall recognize a cost of approximately $3.3 million in the final quarter of 2004 as a result of this accelerated vesting.

Additionally, as required by our operating guidelines, Primus Financial maintains a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. The purpose of the liquidity facility is to provide Primus Financial with cash in the event it is obligated to purchase a Reference Entity's debt obligation as the result of a credit event and could not liquidate its investments to do so on a timely basis. The liquidity facility requires that Primus Financial have United States government securities available to pledge as collateral on any advances made under the facility. The facility is renewable on an annual basis at the option of Primus Financial or Harris Trust and has been extended through March 2005. There have been no credit events to date and there have been no borrowings under the facility.

We receive cash from the receipt of credit swap premiums, the net proceeds from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash has been used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased and preferred share distributions.

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with the Rating Agencies. The capital required is primarily a function of its credit swap portfolio characteristics, Primus Financial's operating expenses and its tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business.

Our cash, cash equivalents and short-term investments were approximately $361 million and $251 million as of September 30, 2004 and 2003, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities were $99.6 million and $27.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Additional Information

United States GAAP applicable to derivative contracts requires us to account for the credit swaps that we buy or sell at fair value. The fair value of credit swaps is primarily determined by market credit swap premium levels. Premium levels, in turn, are driven by a number of factors, including the number and size of market participants willing to buy or sell credit protection at any given time and the market's perception of credit risk over the life of a particular credit swap. The latter is in turn a function of macroeconomic factors such as the overall state of the economy, corporate profitability and financial leverage and geopolitical concerns. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels by terminating credit swaps prior to their maturity. Accordingly, we expect fluctuations in the fair value of our credit swap portfolio as a result of changes in credit swap premiums over time. These period-to-period changes in value have no ultimate effect on our business, our performance or cash flow. However, reflecting our credit swap portfolio at fair value produces significant changes in our revenue and net income from period to period as the market values of our credit swaps fluctuate.

Despite our strategy of holding credit swaps sold to maturity, we occasionally dispose of credit swaps prior to maturity, but only in circumstances where we believe that the underlying risk related to the credit swap has increased beyond our risk tolerance or where we would seek to rebalance our portfolio and create greater capacity for other credit swaps. Under United States GAAP, the full amount of any realized gains and losses on the termination of credit swaps is included in our revenue immediately.

In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, we believe it is appropriate to consider both our United States GAAP financial results as well as the impact on those results of fair value accounting and the termination of credit swaps. Therefore, we evaluate what our economic results would have been if we excluded from revenue the amounts of any unrealized gains and losses on our portfolio of credit swaps sold, and any realized gains from terminations of credit swaps sold prior to maturity, although we amortize those gains over the remaining original lives of the terminated contracts, except for credit swaps purchased as investments. In the years ended December 31, 2003 and 2002, we realized $18.3 million and $3.1 million of gains, respectively, from the early termination of credit swaps sold. The amortized gains for those years were $2.9 million and $53,000, respectively. In the three months ended September 30, 2004 and 2003, we realized $3.3 million and $7.4 million of gains from the early termination of credit swaps sold. The amortized gains for those periods were $1.5 million and $0.9 million respectively. At September 30, 2004, amortization of gains from all credit swaps terminated prior to that date will be recognized in 2004 as $6.2 million; in 2005 as $6.5 million; in 2006 as $6.4 million; in 2007 as $4.4 million and in 2008 as $0.4 million. The amortized gains we recognized for the nine months ended September 30, 2004 were $4.5 million, versus the $1.6 million recognized for the nine months ended September 30, 2003.

Our board of directors also uses these results in assessing our management's performance and determining their compensation.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The Interpretation defines "variable interests" and specifies the circumstances under which consolidation of special purpose entities will be dependent upon such interests. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), or FIN 46R, which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities.

We adopted the provisions of FIN 46R in 2003. FIN 46 was effective immediately for Variable Interest Entities, or VIEs, created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for our interests in all VIEs. The result was the derecognition of the MMP Receipts issued by the trust and the recognition of the PFP Cumulative Preferred Stock issued by Primus Financial to the trust. As encouraged by FIN 46R, we have restated our prior year's financial statements to conform to the treatment. The adoption of FIN 46R had no impact on our financial condition or the results of operations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. In cases where we purchase credit swaps as short-term investments, we incur the cost of paying premiums until we terminate the purchased credit protection. We undertake these transactions in the expectation that the market credit swap premium level for the Reference Entity will rise subsequent to our purchase of protection, but any gains realized upon termination may not suffice to offset the premium expense we have incurred while holding the purchased credit protection. Indeed, the market credit swap premium level for the Reference Entity may fall and we may incur termination losses as well as premium expense as a result. The fair value of our credit swaps purchased will be affected by market credit swap premium levels, which will affect our net income. Currently, we purchase a limited amount of credit protection, relative to the size of our portfolio of credit swaps sold, and the cost of purchased credit protection does not materially impact our overall operating margin. The notional amount outstanding on credit swaps we purchased as short-term investments was $373 million at September 30, 2004.

We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of our investments. The PFP Cumulative Preferred Stock pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the PFP Cumulative Preferred Stock reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial's annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts until after January 20, 2005 when such MMP Receipts may revert to a 28-day auction cycle. Conversely, since almost all of our $351.8 million cash balance is invested in short-term assets, in the event of such an increase in short-term interest rates, we would earn additional interest income. We also have some exposure to currency rates as we have sold Euro-denominated credit swaps. To date, we have kept the premiums received from these transactions in Euro-denominated cash accounts. The value of the cash Euro balances is translated into United States dollars at current spot rates. Changes in the value of the Euro compared with the United States dollar may have an impact on our net income. We do not hedge any interest rate or currency market risks.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At September 30, 2004, the notional and fair value amount of credit swaps outstanding with respect to our counterparties that had credit ratings of below investment grade were $5 million and $47,000, respectively. The premiums on these transactions were fully prepaid by the counterparties.

Item 4.

Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to rules 13a-15 and 15d-15 promulgated under the Securities and Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities and Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Part II. Other Information

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.    During the period covered by this Report on Form 10-Q, the Company issued unregistered securities as described below. The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Such securities were restricted as to transfers and appropriate legends were affixed to the share certificates issued in such transactions. The recipient received adequate information about the Company or had access, through his employment relationship, to such information. The following information does not reflect a one-for-eight reverse share split effected immediately prior to the consummation of the Company's initial public offering on October 5, 2004. On September 3, 2004, the Company issued 12,500 common shares in connection with the exercise of options by a former employee of Primus Asset Management to acquire such shares at an exercise price of $.867 per share for an aggregate purchase price of approximately $10,800. Such issuance of securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction pursuant to a compensatory benefit plan or a contract relating to compensation.

(b) Use of Proceeds of Initial Public Offering.    The effective date of our registration statement (Registration No. 333-114818) filed on Form S-1 relating to our intial public offering of common shares was September 29, 2004. In our initial public offering, we registered and sold 9,143,493 common shares, par value $.08 per share, at a price of $13.50 per share and an aggregate public offering price of $123,437,156 for the account of the Company. In addition, there were registered and sold, for the account of certain selling stockholders identified in the Registration Statement, 1,201,335 common shares at a price of $13.50 per share and an aggregate public offering price of $16,218,022. Our initial public offering was managed and underwritten by Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, UBS Investment Bank, William Blair & Company L.L.C. and Keefe Bruyette & Woods, Inc. The offering commenced on September 29, 2004 and closed on October 5, 2004. Proceeds to us from our initial public offering, after deduction of the underwriting discounts and commissions payable by the Company of approximately $8.64 million and offering costs payable by the Company of $3.3 million, totaled approximately $111.5 million. None of the expenses incurred and paid by us in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or, except as described below, to our affiliates. Of the $111.5 million raised for the account of the Company, approximately $60.0 million has been used to provide additional working capital to our affiliate, Primus Financial, in order to increase its capacity to sell additional credit swaps. Primus Financial has invested this additonal capital in accordance with its operating guidelines in United States government securities and money market instruments. We expect that the remainder of the proceeds from the offering will be used as working capital and for general corporate purposes, including providing additional capital to Primus Financial to enable it to further expand its credit swap business and to pursue opportunities in complementary businesses, such as asset management for third parties and selling credit swaps referencing a broader range of obligations, although specific amounts have not been allocated for these additional purposes. Pending such uses, the balance of $51.5 million has been invested by the Company in United States government securities and money market instruments. The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our initial public offering in a manner other than as described above.

(c) Repurchases of Equity Securities.    On August 31, 2004, the Company repurchased from a former employee of Primus Asset Management, 63,293 common shares (on a pre-split basis) at a price of $1.22 per share for an aggregate purchase price of $77,218. The repurchase was effected in a private transaction in accordance with rights exercised by the Company under an agreement previously entered into between the Company and the employee and was not made pursuant to a publicly announced repurchase plan. The Company has not publicly announced any plans or programs relating to the repurchase of its equity securities.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.

/s/ Richard Claiden
Richard Claiden Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2004

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2004

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002