Form 10-K
period 2004-12-31
PRIMUS GUARANTY LTD
filed 2005-03-22
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 001-32307

Primus Guaranty, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Required
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
(Address of principal executive offices, including zip code)

441-296-0519
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name on each exchange on which registered
Common Shares, $0.08 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $133,397,227 based on the closing price quoted by the New York Stock Exchange as of March 15, 2005. As of March 15, 2005, the number of shares outstanding of the registrant's common shares, $0.08 par value, was 42,783,939.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2005 annual meeting of shareholders are incorporated by reference into Part III of this annual report.

Primus Guaranty, Ltd.
Form 10-K
For the fiscal year ended December 31, 2004

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this annual report on From 10-K, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Part I.

Item 1.    Business

Unless otherwise indicated or the context requires otherwise, references to "we," "us," "our," "company" or "Primus" refer to the consolidated operations of Primus Guaranty, Ltd., or Primus Guaranty, and references to a company name refer solely to such company.

Overview

Primus Guaranty, Ltd. is a Bermuda holding company that was incorporated in 1998. Primus Financial Products, LLC, or Primus Financial, is our principal subsidiary and a AAA/Aaa rated seller of credit swaps. In exchange for a fixed quarterly premium we agree, upon a default or other credit event (e.g., bankruptcy, moratorium or repudiation) affecting a designated issuer, which we refer to as a Reference Entity, to pay our customer, which we refer to as a counterparty, an agreed amount. We pay this agreed amount, which we call a notional amount, upon our counterparty's delivery to us of the Reference Entity's debt obligation. Credit swaps are an efficient and standardized mechanism to reduce credit risk exposure arising from the ownership of financial obligations such as bonds, loans and receivables. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple reference entities, which we call "tranches".

Primus Asset Management, Inc., or Primus Asset Management, another of our subsidiaries, manages Primus Financial's credit swap business and the credit swap portfolios of third parties. For such services, Primus Asset Management receives a management fee.

We also have a Bermuda registered financial guaranty insurance company, Primus Re, Ltd., or Primus Re, that offers credit insurance protection to companies that prefer insurance products to credit swaps. For this protection, Primus Re receives an insurance premium.

We completed our Initial Public Offering, or IPO, on October 5, 2004, in which we issued 9,143,493 common shares at a price of $13.50 per share. Our shares are listed on the New York Stock Exchange, or NYSE.

Our registered office is at Clarendon House, 2 Church Street, Hamilton Street, Hamilton HM 11, Bermuda and our telephone number is 441-296-0519. The offices of our principal operating subsidiaries, Primus Financial and Primus Asset Management, are located at 360 Madison Avenue, 23rd Floor, New York, New York 10017 and their telephone number is 212-697-2227.

Credit Swap Market

The credit swap market has developed from a small, niche segment of the capital markets to a global market that is rapidly growing with diversified product applications and a wide range of participants. Total notional amount outstanding of the global credit swap market (excluding asset swaps) has grown from approximately $180.0 billion at December 31, 1997 to $5.4 trillion as of December 31, 2004, according to the British Bankers Association and the International Swaps and Derivatives Association, Inc., or ISDA.

According to The Future of Credit Derivatives (March, 2004) by McKinsey & Company, growth in the number of market participants and market volume is forecast to continue at its current rapid pace, and is being driven primarily by the significant contribution that credit swaps are making to efficient risk management and rational credit pricing. Credit swaps have also been employed in structured products that allow investors to assume different levels of risk with respect to portfolios of underlying Reference Entities.

Participants in the credit swap market have grown and diversified to include a wide range of financial institutions. Commercial banks are the most active participants in the credit swap market.

Commercial banks, the first major users of credit swap protection, use credit swaps to manage the regulatory and economic capital required to support their credit origination and lending operations.

Active credit risk management allows financial institutions and corporations to continuously evaluate their portfolios of credit risk against regulatory and economic guidelines and to rebalance their portfolios based on the various trade-offs among client demands, capital requirements and risk-adjusted returns.

Non-bank participants in the credit swap market have expanded rapidly to include insurance companies, investment funds and industrial corporations.

The application of credit swaps has evolved over time, from single Reference Entities to baskets of Reference Entities, or portfolio credit swaps, to credit swap indices.

Portfolio credit swaps redistribute the credit risk of a credit swap portfolio across different tranches. Each tranche represents a different level of risk of loss, with some tranches assuming the first losses and others assuming further losses. Primary examples of portfolio credit swaps include synthetic collateralized debt obligations, or synthetic CDOs, and single tranche transactions.

•	Synthetic CDOs involve the structuring and selling of a fully capitalized transaction that matches the notional amount of the underlying credit swaps with income bearing securities. Synthetic CDOs are generally structured by dealers and sold to investors through private offerings.

•	Single tranche transactions are issuances in which there is only one piece of the capitalization structure placed with an investor. These transactions are generally structured by dealers and custom tailored for their investors. Dealers and their investors negotiate the Reference Entities to be included in the underlying credit swap portfolio and the risk position the investor would like to assume against that portfolio.

Credit swap indices enable participants to either sell or buy credit protection against the credit risk of a credit swap portfolio. In the past few years, several indices have been developed by leading global financial institutions to offer participants a diverse, liquid vehicle for assuming or hedging exposure to different credit markets. These vehicles have increased liquidity in the credit swap market and become industry benchmarks.

Corporate Structure

We are a Bermuda company that was incorporated in 1998. Bermuda has a stable legal and regulatory environment and has been an internationally recognized domicile for insurers and other financial companies for many years. Bermuda has adopted corporate, insurance, tax and exchange control laws, among others, that have attracted many companies with international operations to incorporate in Bermuda. Bermuda does not tax such companies on their income from sources outside Bermuda. Primus Financial and Primus Asset Management are organized in Delaware and are our principal operating subsidiaries. We own all of the voting securities of Primus Financial and Primus Asset Management through two intermediate holding companies. The first, Primus Group Holdings, Inc., or Primus Group Holdings, a Delaware company, was formed to hold our United States assets. The second, Primus (Bermuda) Ltd., (originally Primus (Barbados), Ltd., or Primus Barbados) was interposed between Primus Guaranty and Primus Group Holdings because Barbados had a tax treaty with the United States and Bermuda has no relevant tax treaty. The Barbados tax treaty, however, was recently amended. Therefore, as of December 31, 2004, we redomiciled Primus Barbados as Primus (Bermuda), Ltd., or Primus Bermuda, in Bermuda. We also have a Bermuda registered insurer, Primus Re, which offers financial guaranty insurance protection to companies that prefer insurance products to credit swaps. We incorporated Primus Re in Bermuda to take advantage of Bermuda's status as an internationally recognized domicile for insurers.

Primus Financial

Primus Financial is a AAA/Aaa rated provider of credit protection with respect to investment grade Reference Entities. It sells credit protection to selected counterparties through credit swaps. Primus Financial may also purchase credit swap protection from counterparties on a limited basis when it believes that credit swap premiums for a Reference Entity are particularly low relative to the risk.

As of December 31, 2004, Primus Financial had $418.9 million of capital resources to support its AAA/Aaa counterparty ratings. This capital consists of (1) $109.0 million of paid-in capital contributed to Primus Financial by Primus Guaranty on March 14, 2002, (2) $98.5 million of net proceeds from the issuance of Primus Financial Cumulative Preferred Stock issued on December 19, 2002, (3) $75.0 million from the issuance of subordinated deferrable interest notes on July 23, 2004, (4) $60.0 million of paid-in-capital from our IPO which was completed on October 5, 2004, (5) $15.0 million of paid-in-capital from Primus Group Holdings during 2004 and retained cash flow of $61.4 million. At December 31, 2004, the credit swaps in our portfolio had an average maturity of 2.89 years. As of December 31, 2004, Primus Financial had not suffered a credit loss. Though, many of Primus Financial's credit swaps are relatively new and the underlying Reference Entities may not have had time to exhibit problems. However, we closed out or off-set some credit swaps at a loss in order to mitigate credit risk.

Credit Review and Approval Procedures

Primus Financial subjects each of the Reference Entities for which we are considering selling credit protection to a standardized credit review and approval procedure that evaluates, assesses and documents the underlying credit risk of a particular Reference Entity. This procedure is an essential step in determining whether we will sell protection on that Reference Entity and results in the assignment of an independent rating, or a Primus Rating, credit decision and position limit for each such entity. Inputs that support Primus Financial's credit decisions include the following:

•	Standard and Poor's Rating Services, or S&P; and Moody's Investors Service, Inc., or Moody's, ratings and history;

•	industry and company specific analyses and research by major investment and commercial banks;

•	financial statement analysis of the Reference Entity;

•	credit risk models based on the value of the Reference Entity's assets;

•	financial market indicators including bond spreads, stock prices and credit swap premiums; and

•	current news on the Reference Entity and its industry.

Primus Financial's credit approval process benefits from the fact that the typical investment grade Reference Entity is a public company which has a current rating and rating history, financial performance history and substantial company and third-party information on its financial status and future business prospects. Primus Financial's experienced risk management professionals are responsible for its credit review and approval procedures. The approach to conducting a credit review results in the designation of a Primus Rating for all approved Reference Entities and is designed to generate consistent credit profiles and flag issues that require further analysis. This iterative credit review process is also designed to result in judgments that take advantage of all the available information in the marketplace. After the initial review, all Reference Entities whose risks have been reviewed and for which a limit has been approved are periodically monitored.

Credit and Risk Management Policies and Oversight

Policies governing the credit and risk management processes are set by the board of directors of Primus Financial. The responsibilities of the board include (1) reviewing and approving the credit-related policies and procedures of Primus Financial, (2) reviewing changes to its operating guidelines and capital models and (3) reviewing capital levels and portfolio optimization strategies.

Primus Financial's Pricing and Portfolio Management Committee, or PPMC, provides oversight of Primus Financial's portfolio and implements the policies and procedures set by the board. The PPMC (1) reviews market conditions with a view to providing guidance on portfolio priorities, (2) reviews deteriorating credits and proposed hedging or terminating strategies and (3) periodically directs in-depth reviews by industry sector, the results of which are reported to the board.

Transaction Pricing and Execution

Investment activity is limited to Reference Entities approved by, and position limits determined by, Primus Financial's credit professionals. Operating within those constraints, Primus Financial's investment professionals make investment decisions based on their view of risk-adjusted returns available in the market.

Primus Financial's counterparties are primarily major global financial institutions that act in their capacities as dealers and credit portfolio managers. Primus Financial receives bids and offers for the purchase or sale of credit swaps on a daily basis. These bids and offers are communicated directly by its counterparties, or through Primus Financial's access to messages broadcast by brokers to such brokers' subscribers. Primus Financial may also initiate a bid or offer in the same ways. Primus Financial receives pricing transparency and transaction opportunities from its counterparties on a daily basis.

The premiums that Primus Financial receives in connection with its transactions are largely determined by market conditions affecting credit markets, and particularly credit swap markets, both generally and with respect to particular Reference Entities. Primus Financial's decision to effect a particular transaction, and at a particular price within the confines of the current market range, is determined by a number of considerations including a comparative analysis of risk-adjusted returns for different Reference Entities, availability of capacity in particular Reference Entities and with particular counterparties, and the near-term outlook for credit swap prices.

Credit Swap Portfolio

As of December 31, 2004, our credit swaps sold portfolio totaled $10.5 billion (in notional amount), which had a weighted average credit rating of A/A3 (S&P/Moody's), and represented 476 Reference Entities spread across 39 industries in 23 countries. The percentages of our credit swaps that were denominated in United States dollars and Euros at December 31, 2004 were 70.7% and 29.3%, respectively. Reference Entities that were domiciled in the United States and outside the United States comprised 50.1% and 49.9%, respectively, of our credit swap portfolio at December 31, 2004.

The following charts provide a summary of our portfolio as of December 31, 2004:

Risk Management

Primus Financial monitors the Reference Entities in its credit swap portfolio on an ongoing basis. As part of the monitoring process, there is a continual review of the Reference Entities' credit ratings and financial reporting and our modeling analyses. Additionally, each Reference Entity in Primus Financial's credit swap portfolio is reassessed at least quarterly, at which point its Primus Rating is reconfirmed. If Primus Financial determines that the risk of a default or other credit event of a Reference Entity exceeds acceptable levels, Primus Financial can reduce or eliminate its credit exposure by buying credit protection against that Reference Entity or by terminating its credit swaps referencing that Reference Entity.

From time to time, Primus Financial enters into transactions that reduce its risk positions. These include unwinding credit swaps, assigning credit swaps to third parties (with a novation of its obligations) or purchasing credit swaps that offset the risk of its positions. Risk reducing transactions may be motivated by credit considerations or by expectations regarding future price movements.

Operating Guidelines

Primus Financial's operating guidelines have been negotiated with S&P and Moody's and specify various structural, portfolio and capital constraints with which Primus Financial must comply in order to maintain its highest counterparty credit ratings including (1) maximum credit exposure limits to industries, countries and Reference Entities, (2) credit ratings requirements of Reference Entities that are referenced in the credit swaps sold by Primus Financial and (3) maximum length of exposure to any single Reference Entity.

As stipulated in Primus Financial's operating guidelines, upon the occurrence of certain events Primus Financial must temporarily cease entering into new credit swaps until such event is cured. Events that would cause Primus Financial to cease entering into new credit swaps include a capital shortfall under the operating guidelines, the bankruptcy or other analogous event of Primus Financial, a violation of the operating guidelines that is not cured within ten days upon the occurrence of a capital shortfall and 30 days in all other circumstances or a downgrade of Primus Financial to A ("strong") or A2 ("good financial security") or below by S&P or Moody's, respectively. If an event causing the cessation of new credit swaps is not cured, Primus Financial will not enter into new credit swaps and will run off its outstanding portfolio of credit swaps.

As required by the operating guidelines, Primus Financial has obtained a $37.5 million liquidity facility from Harris Trust to provide it with additional liquidity, if necessary, to accommodate the timely purchase of a physically settled deliverable obligation upon the occurrence of a credit event. The liquidity facility has a maturity of one year and may be extended for successive one-year periods upon the request of Primus Financial and with the consent of Harris Trust. At December 31, 2004, the maturity date of the liquidity facility was March 2005. Primus Financial intends to request an extension of this facility or replace it with a similar facility with another lender at each annual maturity date so long as it is required to do so by the operating guidelines. Primus Financial's borrowings under the liquidity facility are secured by the investment assets of Primus Financial.

Capital Models and Verification Process

We have developed customized capital models that are cash flow-based simulations of portfolio performance. There is a unique capital model for each of S&P and Moody's. Under its operating guidelines, Primus Financial is required to have an external auditor (currently Ernst & Young LLP) provide to S&P and Moody's an agreed-upon-procedures report at least weekly. The procedures, which are specified by the rating agencies, consist of testing the application of Primus Financial's operating guidelines with respect to its credit swap portfolio. Agreed-upon procedures reports of this kind are generally required by the rating agencies for companies whose credit ratings depend upon their continued compliance with operating guidelines. Primus Financial intends to continue to hold sufficient capital resources to maintain its AAA/Aaa ratings.

Primus Financial uses our customized capital models to determine the sufficiency of its capital resources to meet the AAA/Aaa requirements of S&P and Moody's. The sufficiency of capital resources is in part determined by: (1) the notional amount of each credit swap in the portfolio; (2) the term of each credit swap; (3) the credit risk of each underlying Reference Entity; (4) credit swap premiums; (5) industry concentrations within the portfolio; and (6) Primus Financial's operating expenses and tax status.

Counterparties

Strengthening and expanding relationships with our counterparties is an important element of our business. We have expanded the number of counterparties to whom we sell credit swaps from 20 at December 31, 2002 and 31 at December 31, 2003, to 38 at December 31, 2004, primarily consisting of major global financial institutions. Primus Financial's top counterparty, and top five counterparties, represented 19.1% and 57.8% of Primus Financial's credit swap portfolio outstanding at December 31, 2004, respectively. Three counterparties each accounted for more than 10% of our consolidated net premium earned for the fiscal year ended December 31, 2004 totaling $6.4 million, $5.8 million and $4.4 million, respectively.

We enter into an ISDA master agreement with each of our counterparties. These agreements govern the terms of the credit swap transactions we enter into. The ISDA master agreement does not obligate us to sell or our counterparites to buy credit swaps. The ISDA master agreement does allow us to conduct many separate transactions with a counterparty on an efficient basis, each subject only to a specific confirmation. Our master agreement does not prohibit our counterparties from purchasing credit swaps from other entities nor does it limit our ability to transact business with other counterparties.

Bankruptcy Remoteness and Governance of Primus Financial

We have structured Primus Financial so that it should not be consolidated with Primus Guaranty or any of its affiliates in the event of its or their bankruptcy. This is an element necessary to maintain Primus Financial's highest counterparty credit ratings from the rating agencies. Components of this bankruptcy remote structure include (1) a board of directors that includes two independent directors who are neither employees of Primus Financial or its affiliates nor directors of those affiliates and (2) a requirement that all agreements with any affiliated company are effected on an arm's-length basis.

Primus Asset Management

We provide, through Primus Asset Management, credit risk investment advisory and asset management services to Primus Financial and third parties. We advise our clients on the evaluation, selection and pricing of all risks for credit protection, as well as monitor a client's credit exposure and make recommendations as to hedging their credit risks.

Primus Asset Management has entered into two agreements under which it acts as an investment advisor with respect to credit swap portfolios for third-party special purpose vehicles.

Primus Asset Management is paid by Primus Financial on a cost plus basis. Advisory engagements from third parties generate fees based on a percentage of the amount of notional assets under management, and may also yield contingent fees based on performance.

Primus Re

Primus Re is a Bermuda company registered as a Class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, or the Bermuda Insurance Act, and operates as a financial guaranty insurance company. Financial guaranty insurance is a contract in which an insurance company receives a fee to provide credit protection with respect to a credit obligation and therefore provides a transfer of risk economically similar to a credit swap.

Primus Re's business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re generates revenue by charging a higher insurance premium for protection sold than the swap premium it pays for the off-setting protection it purchases. Primus Re has conducted only limited activities through December 31, 2004.

Investments and Investment Policy

Our investment portfolio has been invested in short-term government securities, money-market instruments and other investment grade securities. Primus Financial has engaged Harris Investment Management to assist in the management of its fixed income portfolio and Harris Trust to act as its custodian to hold its securities portfolio. Recently, Primus Financial decided to engage Evergreen Asset Management, a subsidiary of Wachovia Bank, and Wachovia Bank, to provide these services, respectively. The operating guidelines limit Primus Financial's investments primarily to United States government and agency securities, maturing within three years.

Technology

Our platform was built specifically to effect transactions in credit swaps and manage the resulting risks. It processes and records all of our transactions, and immediately generates confirming documentation as trades are input, thereby reducing the risk of disputes and facilitating our acceptance by counterparties as a professional market participant. Most constraints on our portfolio, including the operating guidelines and limits set by our credit professionals, are maintained in the platform, so that non-conforming transactions cannot be processed and compliance with all constraints can be monitored on a real-time basis. The platform contains extensive databases regarding Reference Entities, credit swap prices and other information required to generate financial and management reports. Our technology has been protected from failure through a variety of security measures, and through the use of fault tolerant hardware at a separate location with fully redundant communication and power back-ups. The platform is designed to permit the parallel processing of third party portfolios managed by Primus Asset Management, alongside Primus Financial's portfolio. The technology allows us to expand our activities at relatively low incremental cost and it helps us to efficiently control and evaluate our business and to ensure compliance with rating agency requirements.

Certain Bermuda Law Considerations

As a holding company, Primus Guaranty is not subject to Bermuda insurance regulations. However, the Bermuda Insurance Act regulates the insurance business of Primus Re, which is registered under that Act. In this section, when we refer to Primus Guaranty, we are referring solely to Primus Guaranty, Ltd. and not to any of its consolidated operations. Certain significant aspects of the Bermuda insurance regulatory framework and other relevant matters of Bermuda law are set forth below:

Primus Guaranty, Primus Bermuda and Primus Re have been designated as non-residents for exchange control purposes by the Bermuda Monetary Authority, or BMA. Common shares of a Bermuda company may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act, which regulates the sale of securities in Bermuda. All three companies are each required to obtain the prior permission of the BMA for the issuance and transferability of their shares. We have received consent from the BMA for the issue and free transferability of the common shares of Primus Guaranty, as long as the shares of Primus Guaranty are listed on an appointed stock exchange (including the NYSE), to and among persons who are non-residents of Bermuda for exchange control purposes.

Primus Guaranty, Primus Bermuda and Primus Re have each been incorporated in Bermuda as an "exempted company." Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain transactions, including (1) the acquisition or holding of land in Bermuda (except as may be required for their business and held by way of lease or tenancy for terms of not more than 50 years or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of BD$50,000 without the consent of the Bermuda Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda (and certain other limited circumstances) or under license granted by the Bermuda Minister of Finance.

We must comply with the provisions of the Bermuda Companies Act regulating the payment of dividends, and making distributions from contributed surplus and repurchases of shares. A Bermuda company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Bermuda Companies Act, when a Bermuda company issues shares at a premium (that is for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called "the share premium account." The provisions of the Bermuda Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as premium arising on a particular class of shares which may be used in paying up unissued shares to be issued to shareholders as fully paid bonus shares. The paid-up share capital may not be reduced if on the date the reduction is to be effected there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. Similarly, no purchase by a company of its own shares may be effected if, on the date on which the purchase is to be effected, there are reasonable grounds for believing that the company is, or after the purchase would be, unable to pay its liabilities as they become due.

Exempted companies, such as Primus Guaranty, Primus Bermuda and Primus Re, must comply with Bermuda resident representation provisions under the Bermuda Companies Act. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, or holders of a permanent resident's certificate, or holders of a working resident's certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian, or holder of a permanent resident's certificate, or holder of a working resident's certificate) is available who meets the minimum standards reasonably required by the employer. The current policy of the Bermuda government is to place a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. There are employee protection laws and social security laws in Bermuda that will apply if we ever have employees based in Bermuda.

The Bermuda Insurance Act    The Bermuda Insurance Act imposes on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Bermuda Insurance Act) in Bermuda. Primus Re's principal representative is currently Marsh Management Services (Bermuda) Ltd. The Bermuda Insurance Act grants to the BMA the power to cancel licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation and Class 3 insurers subject to the next strictest regulation. Primus Re is registered as a Class 3 insurer and is regulated as such under the Bermuda Insurance Act. Class 3 insurers are authorized to carry on general insurance business (as understood under the Bermuda Insurance Act), subject to conditions attached to their license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratios and other requirements imposed by the Bermuda Insurance Act.

As a Class 3 insurer: (1) Primus Re is required to maintain the general business solvency margin which is a minimum solvency margin equal to the greatest of: (A) $1,000,000; (B) 20% of net premiums written up to $6,000,000 plus 15% of net premiums written over $6,000,000; or (C) 15% of loss and other insurance reserves; (2) at any time Primus Re fails to meet its general business solvency margin it must, within 30 days after becoming aware of that failure or having reason to believe that such failure has occurred, file with the BMA a written report containing particulars of the circumstances leading to the failure and of the manner and time within which it intends to rectify the failure; (3) Primus Re is prohibited from declaring or paying any dividends at any time it is in breach of its general business solvency margin or the required minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio, and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Primus Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year; and (4) Primus Re is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital (which includes contributed surplus, paid in capital and share premium) as set out in its previous year's financial statements.

Primus Re is required annually to file statutorily mandated financial statements and returns, audited by an independent auditor approved by the BMA, together with an annual loss reserve opinion of a BMA approved loss reserve specialist.

Primus Re, Ltd. Act 2000.    Primus Re has obtained private Bermuda legislation, entitled the "Primus Re, Ltd. Act 2000", or Private Act, from the Bermuda Legislature that enables it to operate separate accounts (as defined in the Private Act), subject to the provisions of the Private Act. The expected result is that the assets of one separate account are protected from the liabilities of other accounts, with the result that only the assets of a particular separate account may be applied to the liabilities of that separate account. Pursuant to the Private Act, the assets and liabilities of a separate account are treated as a separate fund from Primus Re's own general assets and liabilities or the assets and liabilities arising from any other separate accounts, and, in an insolvency proceeding pursuant to Bermuda law, it is expected that a liquidator will be bound to respect the sanctity of such separate accounts. There are no Bermuda court decisions on the efficacy of separate accounts.

Competition

The business of selling credit protection in the form of credit swaps is highly competitive. Competition is based on many factors, including the general reputation, service and perceived financial strength of the protection seller, the pricing of the credit swap protection (i.e., the premium to be paid by the protection buyer for the credit swap) and other terms and conditions of the credit swap. While there are many participants in the credit swap industry, we believe that Primus Financial is well-positioned as a AAA/Aaa rated (S&P/Moody's) company dedicated to providing credit swap protection to credit swap dealers and credit portfolio managers. Unlike other participants in the credit swap market, our business model is based on the differential between returns available from credit swap premiums and the underlying risk, combined with our efficient operating and capital structure.

Credit Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of counterparties in the credit swap market and are important to our ability to sell credit swaps. Rating organizations continually review the financial positions of counterparties in the credit swap market, including us. S&P maintains a letter scale rating system ranging from "AAA" ("extremely strong") to "CC" ("currently highly vulnerable"). Moody's maintains a letter scale rating system ranging from "Aaa" ("exceptional") to "C" ("lowest rated"). Primus Financial has been rated "AAA" ("extremely strong") by S&P, which is the highest of twenty-one rating levels, and "Aaa" ("exceptional") by Moody's, which is also the highest of twenty-one rating levels. The objective of S&P's and Moody's rating systems is to assist counterparties by providing an opinion of a counterparty's financial strength and ability to meet ongoing obligations to its counterparties. These ratings reflect S&P's and Moody's opinions of our ability to pay a counterparty upon a credit event and are not applicable to our common shares. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, S&P and Moody's.

Credit Swap Documentation

The overall trading relationship between parties to a credit swap is typically governed by an ISDA master agreement that sets the general and ongoing legal and credit terms between the parties and contains express provisions for netting of payment obligations. One of the principal benefits of using ISDA documentation is the ease of completing individual credit swaps with counterparties.

The ISDA master agreement consists of a printed form that includes typical contract terms such as representations and warranties, covenants, events of default and remedies after default and a schedule of elections and modifications to the printed form. The ISDA master agreement is designed to allow Primus Financial and a counterparty to document all of their credit swap transactions under a single agreement.

Individual credit swap transactions are documented under separate confirmations that set forth the particular terms of such transaction. Each confirmation supplements and is subject to the ISDA master agreement.

Employees

As of December 31, 2004, we had 33 employees, none of whom is located in Bermuda. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.

Additional Information

We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16(a) filings, our Proxy Statement, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission, or SEC, through our home page at www.primusguaranty.com.

Risk Factors

The failure to manage effectively the risk of credit losses could have a material adverse effect on our financial condition, results of operations and credit ratings.

We cannot assure you that any of the loss mitigation methods we use in managing our credit swap portfolio will be effective. If, for example, multiple credit defaults or other credit events that exceed our expectations occur within a short time period, the payments we would be required to make under the related credit swaps could materially and adversely affect our financial condition, results of operations and credit ratings. Many of Primus Financial's credit swaps are new and the underlying Reference Entities may not have had time to exhibit problems. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity, our ability to limit our losses, such as through hedging or terminating the credit swap, before a default or other credit event actually occurs could be limited by inadequate liquidity in the credit swap market. We also intend to enter into new businesses, including selling credit swaps referencing obligations of Reference Entities that are below investment grade, which may not have the same or similar loss limitation methods. We have not initially sold credit swaps on Reference Entities that are below investment grade. There can be no assurance that we will be able to manage higher risks of credit losses effectively or that any of our existing loss mitigation methods will be effective in any of these new businesses.

Primus Financial's operating guidelines and S&P's and Moody's capital requirements are subject to change and may limit our growth. Additionally, a decline in our current counterparty credit ratings from S&P and Moody's would likely have a material adverse impact on our business and cause our revenues and earnings to decrease.

In order to obtain and maintain its counterparty credit ratings, Primus Financial has adopted operating guidelines, the terms of which have been agreed upon with S&P and Moody's. We cannot assure you that S&P and Moody's will not require changes to Primus Financial's operating guidelines or that, if such changes are made, Primus Financial will be able to comply with them. For example, if S&P and Moody's were to require Primus Financial to maintain additional capital to retain its AAA/Aaa ratings, we cannot be certain that we could raise additional capital when needed. Moreover, if Primus Financial suffers losses to such an extent that it is not in compliance with the capital criteria of its operating guidelines and it is not able to cure the capital deficiency in a timely manner, its operating guidelines require it to cease entering into new credit swaps (except for limited hedging transactions, as described in the operating guidelines). If the foregoing occur, S&P and Moody's could reduce or withdraw their AAA/Aaa credit ratings of Primus Financial which, in turn, would likely have a material adverse effect on our business and our financial performance.

We are dependent on counterparties' perception of our creditworthiness.

In establishing relationships, Primus Financial's counterparties generally analyze its financial condition prior to entering into a credit swap, establish credit limits, and monitor the appropriateness of these limits on an ongoing basis to limit the risk that it will be financially unable to make payments in accordance with the credit swap. Once a counterparty reaches its credit exposure limit to Primus Financial, the counterparty may not enter into any additional transactions with Primus Financial until the counterparty credit limit is increased. In the event these counterparty credit limits are not increased as Primus Financial's credit swap portfolio expands, or if limits are reduced, our financial performance would suffer. In addition, while there are buyers of credit swaps, such as our existing counterparties, that do not require us to post collateral, there are some buyers, including some of the leading participants in the credit swap market, that require even the highest rated counterparties from which they purchase credit swaps to post collateral. Under the operating guidelines, Primus Financial cannot enter into credit swaps with any counterparty who would require it to post collateral. If our existing counterparties were to require us to post collateral, it may have a material adverse effect on us and our financial condition and restrict our growth.

We depend on a limited number of key executives.

The loss of any of our key personnel, including Thomas Jasper, our chief executive officer, other directors, executive officers, or other key employees, many of whom have long-standing relationships with our counterparties, could have a material adverse effect on us. As our business develops and expands, we believe that our success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that we will continue to be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not have "key person" life insurance to cover our executive officers. We do not have employment contracts with all of our executive officers and key employees. Failure to retain or attract key personnel could have a material adverse effect on us.

We have a limited operating history, and our future performance is uncertain.

We and our subsidiaries are relatively new companies with a narrow business focus and limited operating histories. As a result, there is limited historical financial and operating information available to help you evaluate our past performance or to make a decision about an investment in our common shares. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. New companies must successfully develop business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other steps necessary to conduct their intended business activities. As a result of these risks, it is possible that we may not be successful in implementing our business strategy or in completing the development of the infrastructure necessary to run our business. In addition, because of our limited operating history, our historical financial results may not accurately predict our future performance. Because of our narrow business focus, we face a greater exposure to changes and downturns within our industry than do companies with more diversified lines of business. For example, as a result of industry factors or factors specific to us, we may have to alter our anticipated methods of conducting our business, such as the nature, amount and types of risks we assume.

Our financial results depend on certain market conditions and growth in the credit swap market which are not within our control.

Our financial results depend to a significant degree upon the premiums that we receive on credit swaps in our portfolio. Historically, these premiums have been a function of credit spreads that change over time as a result of a variety of factors that we do not control, including changes in the overall economy, supply and demand conditions in the credit swap market and other factors affecting the corporate credit markets in general. If a low credit swap premium environment develops and persists, we may not be able to achieve profitable growth, which may have a material adverse effect on our financial condition and our results of operations. In addition, there can be no assurance that the credit swap market will continue to grow as it has historically or at all or that it will not decline. Any such decline could have a material adverse effect on our business and financial condition and restrict our growth.

Variations in credit swap premiums could cause our earnings to be inconsistent and our share price to fluctuate significantly.

Any event causing credit swap premiums to widen or tighten on an underlying Reference Entity in our portfolio will affect the fair value of related credit swaps and may increase the volatility of our reported earnings and, in turn, our share price. Common events that may cause our credit swap premiums to fluctuate include changes in national or regional economic conditions, industry cyclicality, credit events within an industry, changes in a Reference Entity's operating results, credit rating, cost of funds, management or any other factors leading investors to revise expectations about a Reference Entity's ability to pay principal and interest on its debt obligations when due. Changes in fair value of our credit swaps are recorded as unrealized gains or losses in our consolidated income statement. Wide fluctuations in the premium levels that we receive on credit swaps in our portfolio may have a material effect on our reported results of operations. In 2003, a decline in premium levels caused an increase in the fair value of our credit swap portfolio, which resulted in net unrealized gain of $46.7 million, or 44.1% of our consolidated revenues for the year ended December 31, 2003. At December 31, 2004, premium levels were fairly consistent with those of the prior year-end, which led to a decrease in the fair value of our credit swap portfolio, and a net unrealized loss of $0.3 million.

We may require additional capital in the future which may not be available on favorable terms or at all.

If we require additional capital, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common shares. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

Certain of our principal shareholders control us.

At December 31, 2004, our principal shareholders (by which we mean those institutions that owned shares prior to our IPO), directors and executive officers and entities affiliated with them own approximately 75.4% of our outstanding common shares. As a result, these shareholders, collectively, are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. We cannot assure you that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.

The commercial and investment activities of some of our principal shareholders may compete with our business.

In addition, certain of our principal shareholders or their affiliates engage in commercial activities and enter into transactions or agreements with us or in competition with us. Some of our principal shareholders or their affiliates may in the future sponsor other entities engaged in the credit swap business, some of which may compete with us. Certain of our shareholders and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us. Our shareholders may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our principal shareholders continue to own a significant amount of our outstanding common shares, they will continue to be able to influence strongly or effectively control our decisions.

We do not intend to pay cash dividends on our common shares for the foreseeable future.

We do not intend to pay cash dividends on our common shares for the foreseeable future. We intend to retain all available funds for use in the operation and expansion of our business.

Additionally, we are a holding company with no operations or significant assets other than our ownership of all of our subsidiaries. There are certain restrictions on Primus Financial contained in its operating guidelines, which could affect the ability of Primus Guaranty to pay dividends in future years. The payment of dividends and making of distributions by each of Primus Guaranty, Primus Bermuda and Primus Re is limited under Bermuda law and regulations. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

We may not be able to continue to compete in the credit swap market.

The credit swap market is highly competitive. We face competition from providers of similar products, including certain insurance companies and affiliates of our principal shareholders, and, to a limited extent, the credit swap dealers of commercial and investment banks. Many of these competitors are more established, have substantially greater financial resources than we do and have established ongoing relationships with market participants giving them ready access to the credit swap marketplace. In addition, while there are significant business obstacles to overcome in establishing a similar enterprise to ours, there are no regulatory impediments for any new entrants to the credit swap market. To the extent new participants enter the credit swap market, competition may intensify. While we believe we have a number of competitive advantages over new entrants, there can be no assurance that increased competition will not materially adversely affect our business and financial condition.

We cannot assure you that we will not incur losses as we begin selling credit swap protection on tranches of pools of obligations of Reference Entities and selling credit swaps for non-investment grade obligations. We also cannot assure you that we will not incur losses as we continue to purchase credit protection.

We cannot assure you that we will not incur losses from selling credit swap protection on tranches of obligations of multiple Reference Entities. Additionally, we may enter into the credit swap market for non-investment grade obligations, where the risk of credit losses is typically higher than in our existing business. If we do not accurately analyze the Reference Entity credit risks and assess the risks and leverage associated with selling credit protection for tranches of these pools, then we may suffer unexpected losses, which could adversely affect our results of operations and our credit ratings.

On a limited basis we purchase credit swap protection to take advantage of short-term market fluctuations. The notional amount outstanding on credit swaps we purchased as short-term investments was $468.2 million at December 31, 2004. This is a different activity from our normal course investing activity and is highly dependent on the absolute level of credit swap premiums, premium volatility and credit selection and through December 31, 2004 has resulted in a net loss. We cannot predict that opportunities will exist for us to buy protection nor can we assure you that we will not continue to incur losses from this activity.

There can be no assurance that our diversification strategy will be effective or profitable.

We may experience delays, regulatory impediments and other complications in implementing our diversification strategy that could reduce our profitability and ultimately cause the strategy to fail. This may include obtaining rating agency approvals and required licenses and registrations, adapting our technology platform, hiring personnel and raising capital. We plan to diversify through the development and marketing of ancillary businesses, such as asset management for third parties and, in select instances, by acquisition. Each new business line may require the investment of additional capital and the significant involvement of our senior management to acquire or develop a new line of business and integrate it with our operations.

We may have difficulty executing our growth strategy and managing our growth effectively.

Continuing to grow our business will require increased investment in personnel and the assumption of risks that may be greater than we have previously assumed. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our gross margin and our future profitability, will be adversely affected.

We may be adversely affected by foreign currency fluctuations.

We enter into credit swaps under which we are obligated to pay losses in currencies other than United States dollars. We may, from time to time, experience losses from fluctuations in the values of non-United States currencies, which could significantly affect our results of operations. Credit swap premiums on Euro-denominated credit swaps are paid to us in Euros and currently we do not convert such premiums into United States dollars. However, all of our capital is United States dollar-denominated. We cannot assure you that the credit swap premiums retained will be sufficient to cover Euro-denominated losses and that we will not incur significant conversion costs in order to cover such losses.

Our operations may become subject to increased regulation under federal and state law or existing regulations may change, which may result in administrative burdens, increased costs or other adverse consequences for us.

There can be no assurance that new legal or administrative interpretations or regulations under the United States commodities and securities laws, or other applicable legislation on the federal or state levels, or in Bermuda or other applicable jurisdictions, will not result in administrative burdens, increased costs, or other adverse consequences for us. Periodically, proposals have been made in Congress to enact legislation that would increase regulation of the credit swap market. We cannot predict what restrictions any such legislation, if adopted, would impose and the effect those restrictions would have on our business. In addition, federal statutes allocate responsibility for insurance regulation to the states and state insurance regulators may interpret their state insurance laws to include credit swaps as insurance contracts subject to regulation. Again, we cannot predict what effect any such regulation would have on our business.

Credit swap buyers typically use credit swaps to manage risk and regulatory capital requirements that limit their credit exposure to a Reference Entity. Regulatory changes that modify the permissible limits of credit risk exposure, or affect the use of Credit Swaps to reduce risk, may have a material adverse effect on our business.

In addition, we believe that we are not required to be registered as an "investment company" under the Investment Company Act of 1940. If we are required to so register as an investment company, we would have to comply with a variety of restrictions, including limitations on our capital structure, restrictions on our investments, prohibitions on transactions with affiliates and compliance requirements that could limit our growth and increase our costs. There is no assurance that we could function effectively if we are required to register as an investment company.

Risks Related to Taxation

Our status as a PFIC may result in significant additional tax costs for shareholders who are United States taxpayers.

Primus Guaranty and Primus Bermuda are likely to be and remain Passive Foreign Investment Companies, or PFICs, for United States federal income tax purposes. There are potentially adverse United States federal income tax consequences of investing in a PFIC for a shareholder who is a United States taxpayer. These consequences include the following: (1) if a shareholder makes a "qualified electing fund", or QEF, election with respect to Primus Guaranty and Primus Bermuda, the shareholder will have to include annually in his or her taxable income an amount reflecting an allocable share of the income of Primus Guaranty or Primus Bermuda, regardless of whether dividends are paid by Primus Guaranty to the shareholder, (2) if a shareholder makes a mark-to-market election with respect to Primus Guaranty, the shareholder will have to include annually in his or her taxable income an amount reflecting any year-end increases in the price of our common shares, regardless of whether dividends are paid by Primus Guaranty to the shareholder (moreover, it is unclear how such an election would affect the shareholder with respect to Primus Bermuda), and (3) if a shareholder does not make a QEF election or a mark-to-market election, he or she may incur significant additional United States federal income taxes with respect to dividends on, or gain from, the sale or other disposition of, our common shares, or with respect to dividends from Primus Bermuda to us, or with respect to our gain on any sale or other disposition of Primus Bermuda shares. See "Tax Considerations-Taxation of Shareholders-United States Holders-Passive Foreign Investment Companies."

If we are found to be engaged in a United States business, we may be liable for significant United States taxes.

We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Bermuda's indirect ownership interest in Primus Financial (which for United States federal income tax purposes is treated as a partnership interest), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the United States. In particular, we believe that the sales of credit swaps by Primus Financial are best treated as transactions of an investor or trader and thus should not be treated as the conduct of a United States trade or business. Consequently, we do not expect to pay United States corporate income or branch profits tax on Primus Financial's income. However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such a determination, there can be no assurance that the United States Internal Revenue Service, or IRS, will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial are engaged in a trade or business in the United States. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46%. This combined income tax rate does not include United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial found to be engaged in a United States business and deemed to be making distributions to Primus Bermuda. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed.

If the IRS successfully challenges the treatment Primus Financial has adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial could be adversely affected.

Consistent with its treatment of the credit swaps sold by Primus Financial as the sale of options for United States federal income tax purposes, we have determined that in general Primus Financial will recognize income or loss as a protection seller only upon default or termination of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for United States federal income tax purposes, and we do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. Certain proposals under discussion could be inconsistent with the tax treatment adopted by Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated differently or these proposals were adopted, (1) the timing of the income recognized by Primus Financial could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda, as a non-United States person, could be subject to United States income or withholding tax at the rate of 30%. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a United States trade or business, Primus Bermuda's recognition of taxable income would be accelerated.

Risks Related to our Status as a Bermuda Company

All references in this section to Primus Guaranty do not include its combined operations.

It may be difficult to enforce service of process and enforcement of judgments against us and our officers and directors.

Because Primus Guaranty is organized under the laws of Bermuda, it may not be possible to enforce court judgments obtained in the United States against Primus Guaranty based on the civil liability provisions of the federal or state securities laws of the United States in Bermuda or in countries other than the United States where Primus Guaranty has assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against Primus Guaranty or its directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States, or would hear actions against Primus Guaranty or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities law, would not automatically be enforceable in Bermuda. There are grounds upon which a Bermuda court may not enforce the judgments of United States courts and some remedies available under the laws of United States jurisdictions, including some remedies available under United States federal securities laws, may not be permitted under Bermuda courts as contrary to public policy in Bermuda. Similarly, those judgments may not be enforceable in countries other than the United States where Primus Guaranty has assets. Further, no claim may be brought in Bermuda by or against Primus Guaranty or its directors and officers in the first instance for violation of United States federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on Primus Guaranty or its directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

United States persons who own our common shares may have more difficulty in protecting their interests than United States persons who are shareholders of a United States Corporation.

The Companies Act 1981, as amended, of Bermuda, or the Bermuda Companies Act, which applies to Primus Guaranty and Primus Re, differs in certain material respects from laws generally applicable to United States corporations and their shareholders. As a result of these differences, United States persons who own our common shares may have more difficulty protecting their interests than would United States persons who own common shares of a United States corporation.

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition and operating results and on an investment in our common shares.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Primus Guaranty and Primus Re an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations, the imposition of any such tax will not be applicable to Primus Guaranty, Primus Re or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since we are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

The effect of Bermuda's letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

A number of multinational organizations, including the Organization for Economic Cooperation and Development, the European Union, the Financial Action Task Force and the Financial Stability

Forum, have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report published in June 2000, Bermuda was not listed, and continues not to be listed as an "uncooperative tax haven" because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005, and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. However, it is possible that the OECD could change its view in the future and decide to list Bermuda as an uncooperative tax haven, or that one of the other multinational organizations could take a different view from the OECD and decide to recommend sanctions against Bermuda. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes and reduce our net income.

TAX CONSIDERATIONS

The following summary of the taxation of holders of common shares of Primus Guaranty and the taxation of Primus Guaranty and its subsidiaries describes the material Bermuda and United States federal income tax considerations as of the date of this document. The summary is for general information only and does not purport to be a complete analysis or listing of all tax considerations that may be applicable, nor does it address the effect of any potentially applicable United States state or local tax laws, or the tax laws of any jurisdiction outside the United States or Bermuda. The tax treatment of a holder of common shares for United States federal, state, local, and non-United States tax purposes may vary depending on the holder's particular status. Legislative, judicial, or administrative changes may be forthcoming, including changes that could have a retroactive effect that could affect this summary. Primus Guaranty does not intend to seek a tax ruling with respect to any of the issues described below. All statements herein, with respect to facts, determinations, or conclusions relating to the business or activities of Primus Guaranty and its subsidiaries, have been provided by us. All references in the following summary with regard to Bermuda taxation to Primus Guaranty do not include its combined operations.

Prospective investors are urged to consult their own tax advisors concerning their particular circumstances and the United States federal, state, local, and non-United States tax consequences to them of owning and disposing of our common shares.

Taxation of Shareholders

Bermuda Taxation

Under current Bermuda law, dividends paid by Primus Guaranty to holders of common shares will not be subject to Bermuda withholding tax.

United States Taxation

Except as noted in this sentence, the following summary addresses the material United States federal income tax consequences with respect to common shares acquired by investors in this offering and held as capital assets and does not deal with the tax consequences applicable to all categories of investors, some of which (such as broker-dealers; banks; insurance companies; tax-exempt entities; investors who own, or are deemed to own, 10% or more of the total combined voting power or value of Primus Guaranty; investors who hold or will hold common shares as part of hedging or conversion transactions; investors subject to the United States federal alternative minimum tax; investors that have a principal place of business or "tax home" outside the United States; and investors whose functional currency is not the United States dollar) may be subject to special rules. Prospective investors in common shares are advised to consult their own tax advisors with respect to their particular circumstances and with respect to the effects of United States federal, state, local, or other countries' tax laws to which they may be subject.

United States Holders

Except as noted in the first sentence of the preceding paragraph, the following discussion summarizes the material United States federal income tax consequences relating to the ownership and disposition of our common shares by a beneficial owner thereof that is for United States federal income tax purposes (i) an individual citizen or resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States or any political subdivision thereof, or (iii) an estate or trust the income of which is subject to United States federal income taxation regardless of its source.

As discussed in greater detail below under "—Passive Foreign Investment Companies" and "Taxation of Primus Guaranty and its Subsidiaries—United States Taxation—Primus Guaranty, Primus Bermuda and Primus Financial", based on our representations and subject to the limitations and caveats described below, U.S. Tax Counsel believes that (1) neither Primus Guaranty nor Primus Bermuda should be treated as engaged in a trade or business within the United States and (2) Primus Guaranty and Primus Bermuda should be and continue to be PFICs for United States federal income tax purposes. This discussion assumes both of these conclusions, unless otherwise stated.

Passive Foreign Investment Companies.    Special and adverse United States federal income tax rules apply to shareholders who are direct or indirect owners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes "passive income" or 50% or more of its assets produce passive income. Various rules require that a foreign corporation look through its ownership interest in lower-tier subsidiaries in determining whether it satisfies the "asset" or the "income" test. Based on the operations, assets and income of our entire group, and in particular the operations, assets and income of Primus Financial, Primus Guaranty believes that both Primus Guaranty and Primus Bermuda should satisfy either or both of the "income" or "asset" tests and as a result should be and continue to be PFICs. If it were determined that Primus Financial's activities with respect to credit swaps constituted a United States trade or business, Primus Guaranty and Primus Bermuda might as a result not be PFICs.

Holders of common shares are urged to consult with their tax advisors as to the tax consequences of holding shares directly and indirectly (in the case of Primus Bermuda) of PFICs and the possible advisability of electing to have each of Primus Guaranty and Primus Bermuda treated as a "qualified electing fund", or QEF, or of making a mark-to-market election with respect to Primus Guaranty.

If Primus Guaranty and Primus Bermuda are treated as PFICs during your holding period and you have not made a QEF election or a mark-to-market election (as described below) with respect to each of Primus Guaranty and Primus Bermuda, you will be subject to the following adverse tax consequences. Upon a disposition of common shares of Primus Guaranty (or the sale of Primus Bermuda shares by Primus Guaranty), including, under certain circumstances, pursuant to an otherwise tax-free transaction, gain recognized by you would be allocated ratably over your holding period for the common shares. The amounts allocated to the taxable year of the sale or other exchange would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest marginal federal income tax rate in effect for individuals or corporations, as appropriate, and an interest charge would be imposed on the tax attributable to such allocated amounts. Further, any distribution in respect of common shares of Primus Guaranty (or to Primus Guaranty in respect of shares of Primus Bermuda) will be taxed as above if the amount of the distribution is more than 125% of the average distribution with respect to the common shares received by you (or by Primus Guaranty in the case of a distribution in respect of Primus Bermuda shares) during the preceding three years or your holding period, whichever is shorter. Distributions by a PFIC are not eligible for the reduced tax rate of 15% that applies to certain dividends paid to noncorporate United States shareholders.

If Primus Guaranty and Primus Bermuda are PFICs and you do not make a QEF election or a mark-to-market election (as described below) at the time you purchase the common shares, the corporations will continue to be treated as PFICs with respect to the common shares held directly or indirectly by you, even if they subsequently cease to qualify as PFICs, unless an election, described below, is made to "purge" the PFIC taint. A "purging" election would itself accelerate PFIC tax treatment but would avoid PFIC tax treatment for subsequent years when Primus Guaranty and Primus Bermuda are not PFICs and for years in which a QEF election, as discussed below, is in effect. Different methods of "purging" the PFIC taint are available depending on whether the corporation is a PFIC at the time the election is made and certain other facts.

Under the Internal Revenue Code of 1986, as amended, or the Code, a direct or indirect shareholder of a PFIC may elect to have the PFIC treated as a qualified electing fund with respect to such shareholder (a QEF election). If during your holding period you have always had a QEF election in effect for both Primus Guaranty and Primus Bermuda while they were PFICs, you will not be subject to the PFIC tax treatment described in the preceding paragraphs. Instead, you will be required to include in your income each year your pro rata share of their capital gain and ordinary earnings for that year, and any excess obtained with respect to the common shares by disposition is generally treated as capital gain. For this purpose, a corporation owning an interest in an entity which is a partnership for United States federal income tax purposes, such as Primus Bermuda owning an interest in Primus Financial, would be allocated the share of the capital gain and ordinary earnings of the partnership attributable to the interest it owns. Thus, if you make a QEF election with respect to Primus Bermuda, as well as Primus Guaranty, you will be required to include a portion of the capital gain and ordinary income of Primus Financial in your income. As a result, you may be subject to current tax based on the income of Primus Guaranty or Primus Bermuda without any distribution of cash to enable such tax to be paid. If you have made a QEF election for both Primus Guaranty and Primus Bermuda, you may elect to defer the payment of the tax on such income items, subject to an interest charge, until the corresponding amounts are distributed, or until you dispose of your common shares.

As discussed in more detail below, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for United States federal income tax purposes. Accordingly, Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for United States federal income tax purposes, and we do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as the sale of options, the timing of the income recognized by Primus Financial could be accelerated, which would accelerate the inclusion of taxable income by you if you make QEF elections. In addition, because the option treatment adopted by Primus Financial for the tax treatment of credit swaps differs from the treatment used for financial accounting purposes, the amount of taxable income that you would include in a particular year as a result of a QEF election may differ significantly from, and in particular years may be significantly greater than, the amount that you would have included were taxable income calculated in the manner used for financial accounting purposes.

Primus Guaranty intends to comply, and to cause Primus Bermuda to comply, with all record-keeping, reporting and other requirements so that you may maintain a QEF election with respect to Primus Guaranty and Primus Bermuda. If you desire to make and maintain a QEF election, you may contact us for the PFIC annual information statement, which may be used to complete your annual QEF election filings. You will need to rely on the information provided by us in the annual information statement in preparing your income tax filings.

A QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the IRS. A QEF election is made by attaching a completed IRS Form 8621 (using the information provided in the PFIC annual information statement) to your timely filed United States federal income tax return. Even if a QEF election is not made, you must file a completed IRS Form 8621 every year.

Alternatively, if shares of a PFIC are "regularly traded" on a "qualified exchange" (which includes certain United States exchanges and other exchanges designated by the United States Treasury Department), or marketable stock, a United States holder of such shares may make a mark-to-market election. In general, a class of shares is treated as regularly traded for a calendar year if it is traded, other than in de minimis amounts, for at least 15 days during each calendar year quarter. The common shares of Primus Guaranty trade on the NYSE, a "qualified exchange", and it is anticipated that they qualify as "regularly traded" on that exchange for this purpose, although there can be no assurance that they actually so qualify.

If you make a valid mark-to-market election with respect to Primus Guaranty, you will not be subject to the PFIC rules described above with respect to Primus Guaranty, and instead will include each year in ordinary income the excess, if any, of the fair market value of its PFIC shares at the end of the taxable year over its adjusted basis in such shares. The excess, if any, of the adjusted basis over the fair market value at the end of the taxable year will be permitted as an ordinary loss (but only to the extent of the net amount previously included in income as a result of the mark-to-market election). If you make the election, your basis in your PFIC shares will be adjusted to reflect any such income or loss amounts.

Even if the common shares of Primus Guaranty qualify as "marketable stock" for this purpose, the stock of Primus Bermuda, which is expected to be a PFIC, will not be "marketable stock" for these purposes. There is no authority on how a mark-to-market election for a corporation which is a PFIC affects that holders' treatment of a subsidiary of that corporation which is also a PFIC. If you make a mark-to-market election with respect to Primus Guaranty, you may continue to be subject to PFIC tax treatment with respect to Primus Bermuda, in the absence of a QEF election with respect to Primus Bermuda, and to additional inclusions of taxable income, if such a QEF election is made. You should consult your tax advisor as to the possibility of making a QEF election with respect to your indirect ownership of the shares of Primus Bermuda, which shares will not qualify as "marketable stock".

You are urged to consult with your tax advisors regarding the likely classification of Primus Guaranty and Primus Bermuda as PFICs and the advisability of making QEF elections with respect to Primus Guaranty and Primus Bermuda.

Alternative Characterizations.    If Primus Guaranty and Primus Bermuda were not PFICs, distributions with respect to the common shares would be treated as ordinary dividend income to the extent of Primus Guaranty's current or accumulated earnings and profits as determined for United States federal income tax purposes. Dividends paid by Primus Guaranty to United States corporations are not eligible for the dividends-received deduction and dividends paid on its common shares to noncorporate United States shareholders would be eligible for the reduced tax on dividends at a maximum rate of 15%, as our common shares are listed on the NYSE and therefore readily tradeable on an established securities market in the United States for purposes of Section 1(h)(11) of the Code. Distributions in excess of Primus Guaranty's current and accumulated earnings and profits would first be applied to reduce your tax basis in the common shares, and any amounts distributed in excess of such tax basis would be treated as gain from the sale or exchange of the common shares.

If Primus Guaranty and Primus Bermuda were not PFICs, you would, upon the sale or exchange of common shares, generally recognize gain or loss for federal income tax purposes equal to the excess of the amount realized upon such sale or exchange over your federal income tax basis for such common shares. Such long-term capital gain is currently generally subject to a reduced rate of United States federal income tax if recognized by noncorporate United States holders, which rate is currently a maximum of 15% for years prior to 2009. Limitations apply to the deduction of capital losses.

Non-United States Holders

Subject to certain exceptions, persons that are not United States persons will be subject to United States federal income tax on dividend distributions with respect to, and gain realized from, the sale or exchange of common shares only if such dividends or gains are effectively connected with the conduct of a trade or business within the United States.

Taxation of Primus Guaranty and Its Subsidiaries

Bermuda Taxation

Primus Guaranty and Primus Re.    Each of Primus Guaranty and Primus Re has received an assurance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, or the Tax Protection Act, to the effect that in the event of any legislation imposing tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax being enacted in Bermuda, then the imposition of any such tax shall not be applicable to Primus Guaranty or Primus Re, or to any of their operations, or the shares, debentures, or other obligations of Primus Guaranty and Primus Re until March 28, 2016. This assurance does not prevent the application of any such tax or duty to such persons who are ordinarily resident in Bermuda or the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 of Bermuda or otherwise payable in relation to the property leased to Primus Guaranty or Primus Re. Primus Re is required to pay annual insurance license fees, and each of Primus Re and Primus Guaranty is required to pay certain annual Bermuda government fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax to the Bermuda government. Currently, there is no Bermuda withholding tax on dividends paid by Primus Guaranty or Primus Re.

United States Taxation

Primus Guaranty, Primus Bermuda and Primus Financial.    Based on how Primus Guaranty and Primus Bermuda operate and will continue to operate their businesses, Primus Guaranty believes that Primus Guaranty and Primus Bermuda should not be treated as engaged in a trade or business within the United States. Primus Guaranty also believes that Primus Bermuda should not be treated as engaged in a United States trade or business through its indirect ownership interest in Primus Financial. In reaching this view, Primus Guaranty has concluded that, although the matter is not free from doubt and there is no governing authority on the point, Primus Financial's activity of selling credit swaps, together with its other activities, are best viewed as transactions in securities or commodities as an investor or trader (rather than a dealer) for Primus Financial's own account in the United States under Section 864(b)(2) of the Code, and thus Primus Financial (and Primus Bermuda, as a non-United States partner in Primus Financial for United States federal income tax purposes) should not be viewed as engaged in a United States trade or business. In reaching this conclusion, Primus Guaranty is relying on statements by the IRS that taxpayers engaged in derivative transactions may take any reasonable position pending the adoption of final regulations regarding the treatment of derivative transactions for purposes of Section 864(b)(2) of the Code. These IRS statements do not have the force of Code provisions or adopted regulations and may be revoked or amended retroactively, subject only to review for abuse of discretion. Because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such determination, and the treatment in particular of credit swaps and Primus Financial's current and anticipated activities is unsettled, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial is engaged in a trade or business in the United States.

If the IRS successfully asserts that Primus Guaranty or Primus Bermuda (either directly or through its interest in Primus Financial) is engaged in a trade or business in the United States, it will be subject to United States federal income tax, as well as, potentially, the branch profits tax, on its net income that is effectively connected with the conduct of the trade or business, unless the corporation is entitled to relief under an income tax treaty. Such income tax would be imposed on effectively connected net income, which is computed in a manner generally analogous to that applied to the net income of a domestic corporation. However, if a foreign corporation does not timely file a United States federal income tax return, even if its failure to do so is based upon a good faith determination that it was not engaged in a trade or business in the United States, it is not entitled to deductions and credits allocable to its effectively connected income. Moreover, penalties may be assessed for failure to file such tax returns. Primus Guaranty and Primus Bermuda intend to file "protective" United States federal income tax returns so that if they are held to be engaged in a trade or business in the United States, they would be allowed to deduct expenses and utilize credits allocable to income determined to be effectively connected with such trade or business and would not be subject to a failure to file penalty.

The maximum United States corporate income tax rate currently is 35% for a corporation's effectively connected net income. If Primus Financial is found to be engaged in a United States trade or business, it will be required to perform United States federal income tax withholding, at the rate of 35%, in respect of Primus Bermuda's allocable share of Primus Financial's income that is effectively connected with such United States trade or business under Section 1446 of the Code, regardless of whether distributions are actually made by Primus Financial to Primus Bermuda or Primus Group Holdings. In such a circumstance, Primus Bermuda will be entitled to credit any such withholding tax against its liability for United States federal income tax.

The United States branch profits tax rate currently is 30%, subject to reduction by applicable tax treaties. The branch profits tax, which is based on net income after subtracting the regular corporate tax and making certain other adjustments, is imposed on the amount of net income deemed to have been withdrawn from the United States. If Primus Financial is found to be engaged in a United States trade or business, and as a result the United States branch profits tax applies to Primus Bermuda, the branch profits tax may be imposed at a rate of 30%.

As discussed above, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for United States federal income tax purposes, such that Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for United States federal income tax purposes. We do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as an option, (i) the timing of the income recognized by Primus Financial could be accelerated, (ii) the character of this income could be altered and (iii) Primus Bermuda, as a non-United States person, could be subject to United States income or withholding tax at the rate of 30% on its FDAP income (discussed below). In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a United States trade or business, Primus Bermuda's recognition of taxable income would be accelerated.

A foreign corporation not engaged in a trade or business in the United States is generally subject to United States income tax at the rate of 30% on its "fixed or determinable annual or periodic gains, profits and income", or FDAP income, derived from sources within the United States (for example, dividends and certain interest income). Thus, even if Primus Guaranty and Primus Bermuda are not engaged in a trade or business in the United States, they could be subject to the 30% tax on certain FDAP income, depending upon the types of instruments in which they invest. Premium income from credit swap sales does not constitute FDAP income, assuming as discussed above that the credit swaps sold by Primus Financial are treated as the sale of options for United States federal income tax purposes.

The above analysis generally assumes that Primus Financial is and continues to be a partnership other than a publicly-traded partnership for United States federal income tax purposes. Generally, a partnership with fewer than 100 partners at all times is treated as a partnership that is not a publicly traded partnership. Because of restrictions on the ownership composition of Primus Financial, we believe that Primus Financial is not and will not become a publicly-traded partnership and thus will not be required to pay United States federal income tax on its income. However, there can be no assurance that Primus Financial is not or will not become a publicly-traded partnership, which could have a materially adverse effect on our financial condition and results of operations. Were Primus Financial to be a publicly-traded partnership for United States federal income tax purposes, it could be required to pay United States federal income tax on its income (without regard to whether it is engaged in a United States trade or business), instead of passing through its income and loss to its partners, and it will be required to perform United States federal income tax withholding, at the rate of 30%, in respect of amounts paid to Primus Bermuda.

Primus Asset Management.    Primus Asset Management is a United States corporation which owns 100% of the shares of Primus Re and is owned by Primus Bermuda through Primus Group Holdings, a disregarded entity for United States federal income tax purposes. Primus Asset Management is expected to be subject to United States federal income tax on a net basis on its income. At present the principal activity of Primus Asset Management is providing management services to Primus Guaranty and its subsidiaries, principally Primus Financial, under a services agreement. In 2004, Primus Asset Management entered into agreements to act as a portfolio manager for third parties.

Primus Asset Management has reported on its United States federal income tax returns a net operating loss carryforward and other tax attributes reflecting various items of loss and deduction, including with respect to predecessor companies. Various restrictions may apply to these tax attributes, including under Section 382 of the Code, and no assurance can be given that the availability of some or all of these tax attributes will not be successfully challenged by the IRS.

Any dividends paid by Primus Asset Management to Primus Bermuda through Primus Group Holdings from its earnings or from distributions received from Primus Re, will be subject to United States federal income tax withholding at a rate of 30%.

Primus Re.    Primus Re has recently commenced limited operations, and we have not yet determined the tax treatment that Primus Re will adopt for United States federal income tax purposes. Depending on the nature of Primus Re's operations, it may be treated as an insurance company, in which case it may elect under Section 953(d) of the Code to be treated as a United States corporation for United States federal income tax purposes, or as engaged in investment activities, which could require the inclusion of taxable income by its parent, Primus Asset Management, each year. In addition, if Primus Re is treated for United States federal income tax purposes as an insurance company and a non-United States person, United States insurance excise tax could apply to premiums it receives with respect to its policies covering United States risks.

Personal Holding Company Tax and Accumulated Earnings Tax.    A personal holding company tax is imposed at a current rate of 15% on the undistributed personal holding company income (subject to certain adjustments) of a personal holding company. The accumulated earnings tax is imposed on corporations (including foreign corporations with direct or indirect shareholders subject to United States tax) that accumulate earnings in excess of the reasonably anticipated needs of the business, generally at a current rate of 15% on a corporation's excess accumulated earnings. These taxes only apply in certain circumstances, but, in any case, neither tax applies to a corporation that is a PFIC. Because Primus Guaranty and Primus Bermuda likely are and will continue to be PFICs, these taxes should not apply to them.

Backup Withholding.    Payment of dividends and sales proceeds that are made within the United States or through certain U.S.-related financial intermediaries generally are subject to backup withholding unless you (i) are a corporation or come within certain other exempt categories and, when required, demonstrate this fact, or (ii) provide a taxpayer identification number, certify as to no loss of exemption from backup withholding and otherwise comply with applicable requirements of the backup withholding rules. The backup withholding tax is not an additional tax and may be credited against your regular United States federal income tax liability.

Item 2.    Properties

Primus Financial occupies approximately 12,000 square feet in New York, New York under a lease that expires in 2012. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations. We do not lease or own real property in Bermuda.

Item 3.    Legal Proceedings

In the ordinary course of operating our business, we may encounter a significant risk of litigation from time to time. However, we are not party to nor currently aware of any material pending or threatened litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

Part II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Use of Proceeds

The effective date of our registration statement (Registration No. 333-114818) filed on Form S-1 relating to our initial public offering, or IPO, of common shares was September 29, 2004. In our IPO, we registered and sold 9,143,493 common shares, par value $.08 per share, at a price of $13.50 per share and an aggregate public offering price of $123,437,156 for the account of the company. In addition, there were registered and sold, for the account of certain selling shareholders identified in the registration statement, 1,201,335 common shares at a price of $13.50 per share and an aggregate public offering price of $16,218,022. Our IPO was managed and underwritten by Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, UBS Investment Bank, William Blair & Company L.L.C. and Keefe Bruyette & Woods, Inc. The offering closed on October 5, 2004. Proceeds to us from our IPO, after deduction of the underwriting discounts and commissions payable by the company of approximately $8.64 million and offering costs payable by the company of $4.1 million, totaled approximately $110.7 million. None of the expenses incurred and paid by us in our IPO were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates, except that our shareholders which sold shares in the IPO did not pay any portion of our out-of-pocket offering costs. Of the $110.7 million raised for the account of the company, approximately $60.0 million has been used to provide additional working capital to our affiliate, Primus Financial, in order to increase its capacity to sell additional credit swaps. Primus Financial has invested this additional capital in accordance with its operating guidelines in United States government agencies and money market instruments. We continue to expect that the remainder of the proceeds from the offering will be used as working capital and for general corporate purposes, including providing additional capital to Primus Financial to enable it to further expand its credit swap business and to pursue opportunities in complementary businesses, such as asset management for third parties and selling credit swaps referencing a broader range of obligations, although specific amounts have not been allocated for these additional purposes. Pending such uses, the balance of $50.7 million has been invested by the company in United States government agencies and money market instruments. The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our IPO in a manner other than as described above.

Market Information

Our common shares trades on the NYSE under the symbol "PRS." The following table sets forth, for the indicated periods, the high and low sales prices per common share in U.S. dollars, as reported on the NYSE:

Year ended December 31, 2004	High	Low
Fourth Quarter	$17.01	$12.24
September 30, 2004*	$13.60	$13.50

* Our common shares began trading on September 30, 2004.

Shareholder Information

As of March 15, 2005, 42,783,939 shares of our common stock were listed and outstanding, held by approximately 20 shareholders of record.

Dividend and Distribution Information

We do not intend to pay dividends on our common shares for the foreseeable future. We plan to retain our earnings for use in the operation of our business and to fund future growth. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon lender approval as well as our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sale of Unregistered Securities

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. Lehman Brothers Inc. acted as the sole initial purchaser in connection with such offering and was paid a fee of $937,500 in consideration for providing such services. This issuance was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

Item 6.    Selected Historical Consolidated Financial Data

The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data for years ended December 31, 2004, 2003, 2002 and 2001 from our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and audited by Ernst & Young LLP. Our historical financial statements for the year ended December 31, 2000 have not been audited, but, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our results of operations for the year ended December 31, 2000 and financial position as of December 31, 2000. Until March 2002, we were in a development stage. We were capitalized on March 14, 2002 and began to sell credit swaps in June 2002. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31
	2004	2003	2002	2001	2000
(amounts in thousands, except per share data)
Consolidated Statement of Operations:
Revenues:
Net credit swap revenue	$47,729	$103,326	$14,761	$—	$—
Premiums earned on financial guarantees	395	—	—	—	—
Interest income earned	4,850	2,617	1,610	2	5
Foreign currency revaluation	726	—	—	—	—
Other income	55	107	12	—	—
Total revenues	$53,755	$106,050	$16,383	$2	$5
Expenses:
Employee compensation	$17,801	$11,701	$8,156	$1,020	$768
Other expenses	10,085	14,196	11,042	1,769	2,341
Total expenses	$27,886	$25,897	$19,198	$2,789	$3,109
Distributions on preferred securities of subsidiary	$(2,138)	$(1,854)	$—	$—	$—
Income (loss) before benefit (provision) for income taxes	$23,731	$78,299	$(2,815)	$(2,787)	$(3,104)
Benefit (provision) for income tax	(46)	172	(254)	—	—
Net income (loss)	$23,685	$78,471	$(3,069)	$(2,787)	$(3,104)
Basic earnings (loss) per share.	$1.44	$31.18	$(1.22)	$(1.12)	$(258.66)
Diluted earnings (loss) per share	$0.59	$2.33	$(1.22)	$(1.12)	$(258.66)
Weighted average number of common shares outstanding:
Basic	16,486	2,517	2,510	2,479	12
Diluted	40,256	33,737	2,510	2,479	12

	As of December 31
	2004	2003	2002	2001	2000
Balance Sheet Data:
Assets
Cash and cash equivalents	$320,989	$257,967	$220,975	$136	$138
Short-term investments	161,101	3,968	—	—	—
Unrealized gain on credit swaps, at fair value	46,517	46,594	5,705	—	—
Fixed assets and capitalized software	6,097	7,124	12,322	—	—
Other assets	8,014	5,776	5,859	—	—
Total assets	$542,718	$321,429	$244,861	$136	$138
Liabilities and shareholders' equity
Unrealized loss on credit swaps, at fair value	$259	$68	$5,918	$—	$—
Long-term debt	75,000	—	—	—	—
Other liabilities	7,941	8,002	5,191	6,981	4,328
Total liabilities	$83,200	$8,070	$11,109	$6,981	$4,328
Preferred securities of subsidiary	$98,521	$98,521	$98,521	$—	$—
Shareholders' equity
Common stock	$3,535	$230	$208	$240	$12
Additional paid-in-capital	264,860	1,325	211	—	108
Convertible preferred stock	—	143,908	143,908	12	—
Warrants	612	1,070	1,070	—	—
Retained earnings (accumulated deficit)	91,990	68,305	(10,166)	(7,097)	(4,310)
Total shareholders' equity (deficit)	$360,997	$214,838	$135,231	$(6,845)	$(4,190)
Total liabilities, preferred securities of subsidiary and shareholders' equity	$542,718	$321,429	$244,861	$136	$138
Per Share Data:
Book value per share(1)	$8.44	$82.63	$51.95	$(2.28)	$(349.17)
Diluted book value per share(2)	$8.03	$6.41	$4.23	$(2.28)	$(349.17)

(1)	Book value per share is based on total shareholders' equity divided by basic common shares outstanding. For years prior to 2001, the only shares issued were 12,000 common shares, par value $1.00 per share, issued to the founder. This total has not been adjusted for the reverse share split.

(2)	Diluted book value per share is based on total shareholders' equity plus the assumed exercise of all dilutive options and warrants divided by diluted common shares outstanding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements."

Business Overview

We, through our principal operating subsidiary, Primus Financial, are primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities. In exchange for a fixed quarterly premium, if a bankruptcy, failure to pay or restructuring (each, a "Credit Event") occurs with respect to an Reference Entity upon which Primus Financial has sold credit protection, Primus Financial agrees to pay the notional amount of the credit swap contract to its Counterparty in exchange for delivery of a senior unsecured credit obligation of that Reference Entity. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries.

Primus Financial has the highest counterparty credit ratings offered by S&P (AAA) and Moody's (Aaa) and is managed by an experienced team of professionals who have expertise in credit analysis, investing, risk management and market analysis.

Primus Asset Management manages the credit swap portfolios of Primus Financial and third parties. For such services, Primus Asset Management receives a management fee.

Primus Re operates as a financial guaranty insurance company, and generates revenue by charging a higher insurance premium for protection sold than the premium it pays for the offsetting protection it purchases.

Credit Swap Revenues

We record revenues or losses from our credit swaps as net credit swap revenue in our statement of operations. This item comprises the premiums earned and premium expense on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Our experience is that considerable fluctuation may occur in the fair values of credit swaps from period to period and, as a consequence, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income. In accordance with U.S. GAAP, we carry our credit swaps on our balance sheet at their fair value. Changes in the fair value of our credit swap portfolio are included as a component of net credit swap revenue (loss) in our consolidated income statement. If a credit swap has an increase in fair value during a period, the increase will add to our net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from our net credit swap revenues for that period. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In general, the fair values of individual credit swaps are aggregated by counterparty for presentation in our statement of condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in our statement of condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in our statement of condition. Aggregation by counterparty is applied where an executed ISDA master agreement is in place with the counterparty. In instances where we do not yet have an executed ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss. As of December 31, 2004, we had not sold credit swaps to any counterparties with whom we had not yet executed ISDA master agreements.

As a general rule, when we sell credit default protection, it is our intention to maintain the transaction until maturity. However, there are two sets of circumstances in which we could elect to terminate transactions prior to maturity, and we monitor our portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever we receive new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, we consider the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs our decision regarding termination in these circumstances is whether we believe that the underlying risk has become substantially greater than the level of risk we would choose to assume in entering into a new sale of credit default protection. As of December 31, 2004, we have terminated less than 1% of the notional amount of credit swaps under which we sold credit default protection due to credit considerations.

Second, we may also elect to terminate a transaction in order to realize a gain. In making a decision to terminate a transaction for this purpose, we consider a number of different factors, including the absolute amount of the unrealized gain we could realize, the likelihood of additional gains arising from the position, our view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a foreseeable horizon, the total size of our portfolio in relation to our capital and the total size of our swap positions and exposures with a particular counterparty. We refer to terminations effected under these circumstances as "resizing" or "rebalancing". The majority of our resizing occurred during the second and third quarters of 2003, when market credit swap premium levels had dropped dramatically from their historic 2002 highs. As of December 31, 2004, we have terminated less than 10% of credit swaps under which we sold credit default protection based on resizing or rebalancing considerations.

We may terminate a credit swap in any one of two ways. We may negotiate an agreed termination through the original counterparty (an unwind). We may negotiate an assignment and novation of our rights and obligations under the credit swap to a third party (an assignment). As an alternative to terminating a transaction, we may enter into an equal and opposite transaction with a third party under which we purchase credit default protection on terms that match the terms of the original transaction (an offset). In this last case, both sides of the position may subsequently be unwound or assigned.

In the event of an unwind or assignment, we pay or receive a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts we pay or receive are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs.

When we purchase credit protection as short-term investments, we incur the cost of paying premiums until we terminate the purchased protection. We undertake these transactions in the expectation that the market credit swap premium level for the Reference Entity will rise subsequent to our purchase of protection, but any gains upon termination may not suffice to offset the premium expense we have incurred while holding the purchased protection. Indeed, the market credit swap premium level for the Reference Entity may fall and we may incur termination losses as well as premium expenses as a result. The fair value of our credit swaps purchased will be affected by market credit swap premium levels.

Expenses

Our expenses are primarily employee compensation and other administrative expenses, including rent for our premises, professional fees and depreciation of our software and fixtures. Employee compensation expense includes salaries and benefits, cash bonuses and stock-based compensation.

Distributions on Preferred Securities and Debt Securities

Primus Financial has issued Floating Rate Cumulative Preferred Stock, or PFP Cumulative Preferred Stock, that pay periodic distributions. The cost of these distributions is included in our income statement as distributions on preferred securities of a subsidiary. Further details of the nature and cost of these securities is included in our discussion of liquidity and capital resources. Primus Financial completed the issuance of $75.0 million of subordinated deferrable interest notes on July 23, 2004, the interest on which is recorded as interest expense in our financial statements.

Income Taxes

Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re's income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). For United States federal income tax purposes, Primus Guaranty and Primus Bermuda are likely to be treated as PFICs.

Critical Accounting Policies

Valuation of Credit Swaps

From the inception of our business, we have applied Statement of Financial Accounting Standards, or SFAS, 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments. SFAS 133 requires recognition of all credit swaps on the balance sheet at fair value. The market credit swap premium levels used to determine fair value generally take into account the expectation of such events.

The fair value of the credit swaps depends on a number of factors, primarily the market level of credit swap premiums associated with individual Reference Entities and interest rates. Credit swaps are valued using market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market credit swaps and the contractual future credit swap premiums on contracts we have undertaken. Our pricing model has been internally developed but is benchmarked against a market-standard model. Generally, our model uses quoted market credit swap premium data that we purchase from an independent pricing service, on individual Reference Entities. This service takes pricing information from a number of prominent dealers and brokers in the credit swap market across a range of standard maturities and restructuring terms, and creates average market credit swap premium quotes on specific Reference Entities.

We believe there are a variety of factors that may influence market credit swap premium levels. The principal factor is the market's view of the probability that a Reference Entity will default over the multi-year horizon typical for a credit swap contract. Those views in turn are influenced by the state of the economy, the outlook for corporate financial health in general as well as the outlook for particular industries and companies. Additional factors include the magnitude of debt outstanding and debt paying capacity within those same industries and companies. One factor specific to the credit swap market is the capacity of credit swap market participants to sell credit swaps. If, for example, commercial banks are actively buying protection to manage their regulatory capital, this will tend, other factors being equal, to absorb the capacity of protection sellers and cause an increase in market credit swap premiums. Conversely, creation of special purpose vehicles that sell protection create additional protection seller capacity and, absent additional demand, can cause a decrease in market premiums. Absent rapid and steep changes, interest rates have, at most, a limited effect on market credit swap premium levels.

For much of 2004, market credit swap premium levels were generally higher than those prevailing at December 31, 2003. The premium levels during this period enabled us to sell swaps at attractive levels and we expanded our portfolio accordingly. However, from August we observed general declines in market premium levels, although we noted increases in market premiums in certain industry sectors. During the latter part of the year, we were still able to identify attractive opportunities, but we limited the pace at which we grew the overall portfolio.

Financial Guarantees

We have undertaken a limited amount of financial guarantee business through our subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. Primus Re designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133, as amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". We account for our financial guarantee contracts in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises". This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred. Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. No policy acquisition costs have been deferred by us as of December 31, 2004, as any such amounts have been immaterial. As of December 31, 2004, only three contracts had been written.

We do not actively offer financial guarantee insurance. Rather, it is an alternative we have available when a counterparty requests an insurance contract instead of a credit swap. Generally, a counterparty's choice of a financial guarantee insurance contract versus a credit swap is determined by economic terms available in the marketplace as well as regulatory and accounting considerations. Also, the purchaser of an insurance contract cannot submit a claim for payment unless it has an insurable loss, whereas the purchaser of a credit swap need not have actual exposure to the underlying risk.

Internal Use Software Costs and Formation Expenses

During our development stage (through March 13, 2002), we were developing our proprietary technology. The primary applications developed were (1) capital models to support Primus Financial's AAA/Aaa counterparty ratings and (2) a transactional platform to control our credit swap activities, ranging from trade administration to support for financial accounting and reporting.

The software and related costs of developing the capital model and control platform of approximately $12.4 million were capitalized in accordance with AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as of December 31, 2003. During 2004, an additional $541 thousand of software and related costs were capitalized. These costs are being amortized over five years on a straight-line basis. Capitalized costs are reviewed periodically for impairment.

Stock-Based Employee Compensation Plans

Prior to 2003, we followed Accounting Principles Board, or APB, No. 25, "Accounting for Stock Issued to Employees". In 2003, we adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed in SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Under these rules, compensation expense is recognized based on the fair value of stock options, restricted shares and restricted share units at the time of an award, adjusted and amortized over the related vesting period. The fair value of the stock options granted is determined through the use of a market-standard option-pricing model, which requires judgment as to appropriate volatility and interest rate factors. Prior to our IPO on September 30, 2004, in the absence of a public market for our common shares, management and the board of directors estimated the market value of our common shares for all options, restricted share units and share issuances based on valuation opinions from independent valuation consultants. After the IPO, the fair value used is the current market value of our common shares at the grant date.

Results of Operations

Overview

During 2004 we expanded our portfolio of credit swaps outstanding by approximately 68% from 2003. We also commenced managing pools of credit swaps on behalf of third parties. In addition, we listed on the NYSE and issued $75.0 million of AAA rated long-term debt from Primus Financial. We believe that establishing ourselves as a public company and obtaining additional capital from the proceeds of our IPO provide us with additional opportunities to expand and diversify our operations in the rapidly growing credit swap market.

For much of 2004, market credit swap premium levels were generally higher than those prevailing at December 31, 2003. The premium levels during this period enabled us to sell credit swaps at attractive levels and we expanded our portfolio accordingly. However, from August market premium levels generally declined, although we noted increases in market premiums in certain industry sectors. During the latter part of the year, we were still able to identify some attractive opportunities, but we limited the pace at which we grew the overall portfolio. The movement in market premiums during the year was reflected in the fair value of the sold swap portfolio. The increase in market premiums in the early part of the year led to a decline in the fair value of the portfolio; this was reversed in the latter part of the year as market premiums fell and the value of the portfolio increased to approximately the same level as the beginning of the year. At December 31, 2004, Primus Financial had $10.5 billion (in notional amount) of credit swaps sold outstanding, excluding transactions with affiliates, with a weighted average remaining life of 2.9 years.

We started selling Euro-denominated credit swaps in February 2003 and by December 31, 2004 Euro-denominated credit swaps comprised 29.3% of the notional amount of our credit swaps sold portfolio. The Euro has appreciated in value against the U.S. dollar during 2004, and this appreciation resulted in a net gain of $726 thousand for the year ended December 31, 2004, and is included in our statement of operations as foreign currency revaluation. For the year ended December 31, 2003, the foreign currency revaluation was not significant and is included in net credit swap revenue in our statement of operations.

We have a small portfolio of credit swaps whereby we purchase protection on selected Reference Entities as short-term investments. We purchase protection at what we then believe to be relatively low credit swap premium levels with the expectation that the credit swap premium levels on these Reference Entities will rise. If the premium levels rise, we will be able to terminate the credit swaps at a gain. At December 31, 2004 we had purchased credit swaps as short-term investments on a notional amount of $468.2 million. In general, the decline in market premiums during the latter part of 2004 led to a decline in the fair value of the portfolio of credit swaps purchased.

We started our asset management business in the third quarter of 2004, managing pools of credit swaps on behalf of third parties. We receive fee income for this activity. Generally, the fee structure is an ongoing fee prorated over the life of the transaction, which is typically five years, supplemented by contingent success fees at the end of the transaction payable only if certain performance metrics have been met.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

We had net income of $23.6 million and $78.5 million for the years ended December 31, 2004 and 2003, respectively. The decrease in net income in 2004 was primarily driven by the lower unrealized gains in the value of the credit swap portfolio, coupled with increased expenses and unrealized losses in our portfolio of credit swaps purchased for short term appreciation.

Net Credit Swap Revenue

Net credit swap revenue was $47.7 million and $103.3 million for the years ended December 31, 2004 and 2003, respectively. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the years ended December 31, 2004 and 2003.

($ in thousands)	Years ended December 31,
	2004	2003
Net premiums earned	$42,475	$38,958
Net realized gains on credit swaps	5,522	17,629
Net unrealized gains (losses) on credit swaps	(268)	46,739
Total Net Credit Swap Revenue	$47,729	$103,326

Net Premiums Earned

Net premiums earned were $42.5 million and $39.0 million for the years ended December 31, 2004 and 2003, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the portfolio of credit swaps sold in 2004 as compared to 2003, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes in 2004. The table below shows the component parts of net premiums earned for the years ended December 31, 2004 and 2003.

($ in thousands)	Years ended December 31,
	2004	2003
Premium income on credit swaps sold	$43,494	$39,112
Premium expense on credit swaps purchased as short-term investments	(927)	(19)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(92)	(135)
Total Net Premiums Earned	$42,475	$38,958

Premium income on credit swaps sold was higher for the year ended December 31, 2004 primarily as a result of the expansion in our credit swap portfolio. The notional amounts outstanding of credit swaps we sold were $10.5 billion and $6.3 billion at December 31, 2004 and 2003, respectively. The increase in premium income due to the expansion in the swap portfolio was tempered by the lower average premiums earned during 2004, a result of general declines in the market levels of swap premiums during 2003 and 2004, coupled with the early termination of certain swaps during this period.

The premium expense on credit swaps purchased as short-term investments was $927 thousand and $19 thousand for the years ended December 31, 2004 and 2003, respectively. This activity commenced late in 2003. The notional amounts outstanding on credit swaps purchased as short-term investments were $468.2 million and $130.0 million at December 31, 2004 and 2003, respectively.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain swaps sold were $5.0 million at December 31, 2004 and December 31, 2003, representing the same transactions. No additional transactions of this nature occurred in the 2004 period.

Net Realized Gains (Losses) on Credit Swaps

Our business strategy is generally to hold swaps we sell until maturity. However, there are circumstances in which we may terminate a credit swap prior to maturity, either as a result of credit considerations or in order to realize gains. We cannot identify at the outset of any credit swap transaction whether the credit swap will be terminated or otherwise disposed of prior to its maturity. If the credit swaps we terminate are at attractive market values, we are able to realize gains. Terminating transactions also allows us to accelerate premium receipts and provides for additional growth capacity within our credit swap portfolio. We terminated $804.5 million and $977.0 million notional amount of credit swaps sold during 2004 and 2003, respectively. Net realized gains on the early termination of credit swaps were $5.5 million and $17.6 million for the years ended December 31, 2004 and 2003, respectively.

In certain circumstances we will terminate a credit swap at a realized loss. In general, we terminate credit swaps at a loss where we perceive that the credit quality of the underlying reference entity risk has deteriorated, and we wish to reduce or eliminate our exposure to the reference entity. We realized losses of $1.1 million and $264 thousand for the years ended December 31, 2004 and 2003, respectively, through the termination of credit swaps to mitigate our credit exposure.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. We terminated $257.7 million and $5.0 million notional amount of credit swaps purchased during 2004 and 2003, respectively, realizing a net gain of $1.1 million and $28 thousand, respectively.

Primus Financial may purchase protection to offset the risk of its positions on certain credit swaps sold. Terminations of credit swaps purchased to offset credit risk on credit swaps sold, created realized losses of $448 thousand during 2003, with no like transactions occurring during 2004.

Net realized gains (losses) for the years ended December 31, 2004 and 2003 are summarized below:

($ in thousands)	Year ended December 31,
	2004	2003
Realized gains on terminated credit swaps sold	$5,533	$18,313
Realized losses on terminated credit swaps sold	(1,139)	(264)
Realized gains on terminated credit swaps purchased as short-term investments	1,260	28
Realized losses on terminated credit swaps purchased as short-term investments	(132)	—
Realized losses on terminated credit swaps purchased to offset credit risk on certain credit swaps sold	—	(448)
Total Net Realized Gains on credit swaps	$5,522	$17,629

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on credit swaps were $0.3 million for the year ended December 31, 2004 as compared with a gain of $46.7 million for the year ended December 31, 2003. Net unrealized gains or losses on credit swaps reflect the change in the fair value of our credit swap portfolio. The absence of significant unrealized gains on credit swaps for the year ended December 31, 2004 is a result of the much smaller increase in the fair value of the portfolio of credit swaps sold during 2004 as compared with 2003, primarily due to much greater net decreases in market credit swap premium levels during 2003. For the year ended December 31, 2004, we incurred an unrealized loss of $2.2 million on the portfolio of credit swaps purchased as short-term investments, as compared with a gain of $23 thousand for the year ended December 31, 2003.

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for 2004 and 2003 are summarized below:

($ in thousands)	Years Ended December 31,
	2004	2003
Net unrealized gains on credit swaps sold	$1,899	$46,663
Net unrealized gains (losses) on credit swaps purchased as short-term investments	(2,225)	23
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	58	53
Net total Unrealized Gains (Losses) on credit swaps	$(268)	$46,739

Asset Management Fees

We commenced our third party asset management activity during 2004 and earned fees of $15 thousand through December 31, 2004. The fees earned represent the accrual of annual management fees. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at December 31, 2004.

Interest Income Earned

We had interest income of $4.9 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively. The increased interest income is attributable to average higher invested balances and higher yields in the cash equivalents and short-term investment accounts as compared with the year ended December 31, 2003. Average yields on the cash equivalent and short-term investments were 1.3% in the year ended December 31, 2004 and 1.1% in the year ended December 31, 2003. This increase is primarily due to a general increase in market interest rates in the latter part of 2004. Our cash, cash equivalents and short-term investments were approximately $482.1 million and $261.9 million as of December 31, 2004 and 2003, respectively.

Foreign currency revaluation

We started selling Euro-denominated credit swaps in February 2003 and by December 31, 2004, Euro-denominated credit swaps comprised 29.3% of the notional amount of our credit swaps sold portfolio. The Euro has appreciated in value against the U.S. dollar during 2004, and this appreciation resulted in a net gain of $726 thousand for the year ended December 31, 2004. For the year ended December 31, 2003, the foreign currency revaluation was not significant, and is included in net credit swap revenue in our statement of operations.

Operating Expenses

Our operating expenses were $27.0 million and $25.9 million for the years ending December 31, 2004 and 2003, respectively, as summarized below:

($ in thousands)	Years Ended December 31,
	2004	2003
Employee compensation	$17,801	$11,701
Professional and legal fees	2,414	3,369
Fixed asset depreciation and amortization	1,951	5,831
Technology and data feeds	1,363	1,336
Excess-of-loss insurance premium	—	727
Other	3,476	2,933
Total Operating Expenses	$27,005	$25,897
Number of full-time employees, at year end	33	29

The increase in employee compensation over these periods was primarily due to the increase in the number of employees as the business expanded its operations, coupled with the increased expense associated with the vesting of employee stock and option awards. The IPO resulted in the accelerated vesting of employee stock and option grants which resulted in additional expense of $3.3 million in the last quarter of 2004. Professional and legal fees relate to audit and tax advisor expenses, legal costs and director and officer insurance expense. The primary reason for the decrease in professional and legal fees in 2004 is lower audit fees incurred during 2004, as compared with 2003 when we completed our initial audit. Fixed asset amortization and depreciation principally relates to the amortization of our internally developed software and the depreciation of our furniture and fixtures. Software amortization decreased by approximately $3.9 million for the year ended December 31, 2004, compared with the year ended December 31, 2003, as a result of a write-off during 2003 of approximately $3.2 million relating to previously capitalized software that was no longer in active use by the company. Technology and data feed expense relates to the maintenance of our technology platform and the cost of providing electronic data to our credit and investing teams, and remained consistent with the prior year. The excess-of-loss insurance policy premium expense in 2003 relates to a surety policy to cover excess credit losses, which Primus Financial acquired in March 2002 and terminated in March 2003, as it was no longer required as support for its ratings by the rating agencies. Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses, which increased over the prior year due to the expansion of our operations, and our listing on the NYSE.

Interest Expense and Preferred Distributions

For the year ended December 31 2004, we incurred $867 thousand of interest expense on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004. The interest rate for the 30-year subordinated debt is fixed at 2.57% for a period of one year from the issuance date. Primus Financial also made net distributions of $2.1 million and $1.9 million during 2004 and 2003, respectively, on the PFP Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 2.06% and 1.84%, during the years ended December 31, 2004 and 2003, respectively.

Income Taxes

Benefit (provisions) for income taxes were $(46) thousand and $172 thousand for the years ended December 31, 2004 and 2003, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $9.3 million and $5.9 million as of December 31, 2004 and 2003, respectively. The change in the deferred tax asset and valuation allowance between 2003 and 2004 results from Primus Asset Management's estimated net operating loss. As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $13.1 million for 2004 and $37.0 million for 2003. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

We had net income (loss) of $78.5 million and $(3.1) million for the years ended December 31, 2003 and 2002, respectively. The increase in net income in 2003 was driven by the growth in premiums from our credit swap portfolio, coupled with the appreciation in its value.

Net Credit Swap Revenue

Net credit swap revenue was $103.3 million and $14.8 million for the years ended December 31, 2003 and 2002, respectively. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the years ended December 31, 2003 and 2002.

($ in thousands)	Years ended December 31,
	2003	2002
Net premiums earned	$38,958	$12,131
Net realized gains on credit swaps	17,629	2,843
Net unrealized gains (losses) on credit swaps	46,739	(213)
Total Net Credit Swap Revenue	$103,326	$14,761

Net Premiums Earned

Net premiums earned were $39.0 million and $12.1 million for the years ended December 31, 2003 and 2002, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

($ in thousands)	Years ended December 31,
	2003	2002
Premium income on credit swaps sold	$39,112	$12,115
Premium expense on credit swaps purchased as short-term investments	(19)	—
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(135)	(24)
Total Net Premiums Earned	$38,958	$12,131

Premium income on credit swaps sold was higher for the year ended December 31, 2003 primarily as a result of the expansion in our credit swap portfolio and because premium income was only earned for a portion of 2002 as our credit swap activity began in June 2002. The notional amounts outstanding of credit swaps we sold were $6.3 billion and $4.7 billion at December 31, 2003 and 2002, respectively.

The premium expense accrued on credit swaps purchased as short-term investments was $19 thousand for the year ended December 31, 2003. This activity commenced in 2003, and we therefore incurred no credit swap premium expense in 2002. The notional amount outstanding on credit swaps purchased as short-term investments was $130.0 million at December 31, 2003.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain swaps sold were $5.0 million and $10.0 million at December 31, 2003 and 2002, respectively. The premium expense incurred as a result of our credit risk offset activity rose in 2003 because we had credit risk offset transactions in place throughout 2003.

Net Realized Gains (Losses) on Credit Swaps

We terminated $977.0 million and $130.0 million notional amount of credit swaps sold during 2003 and 2002, respectively. Net realized gains on the early termination of credit swaps were $17.6 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively. Net realized gains increased from 2002 to 2003 as a result of an increased volume of early terminations because the general increase in the fair value of credit swaps in 2003 enabled us to terminate transactions and realize gains.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. This strategy commenced in 2003. We terminated $5 million in notional amount of credit swaps purchased during 2003, realizing a gain of $28 thousand.

Primus Financial may purchase protection to offset the risk of its positions on certain credit swaps sold. In the event that premium levels on these credit swaps sold decline, indicating a lower risk of default, Primus Financial may unwind the transaction. Terminations of credit swaps purchased to offset credit risk on credit swaps sold, created realized losses of $448 thousand during 2003, with no like transactions occurring in 2002.

Net realized gains (losses) for the years ended December 31, 2003 and 2002 are summarized below:

($ in thousands)	Year ended December 31,
	2003	2002
Realized gains on terminated credit swaps sold	$18,313	$3,145
Realized losses on terminated credit swaps sold	(264)	(302)
Realized gains on terminated credit swaps purchased as short-term investments	28	—
Realized losses on terminated credit swaps purchased to offset credit risk on certain credit swaps sold	(448)	—
Total Realized Gains on credit swaps	$17,629	$2,843

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized gains (losses) on credit swaps was a gain of $46.7 million for the year ended December 31, 2003, compared with a loss of $213 thousand for the year ended December 31, 2002. The increase in unrealized gains on credit swaps reflects the change in the fair value of our credit swap portfolio and is primarily a result of the reduction in market credit swap premium levels experienced during 2003.

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for 2003 and 2002 are summarized below:

($ in thousands)	Years Ended December 31,
	2003	2002
Net unrealized gains (losses) on credit swaps sold	$46,663	$105
Net unrealized gains on credit swaps purchased as short-term investments	23	—
Net unrealized gains (losses) on credit swaps purchased to offset credit risk on certain credit swaps sold	53	(318)
Net total Unrealized Gains (Losses) on credit swaps	$46,739	$(213)

Interest Income Earned

We had interest income of $2.6 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. The increase in the interest income is attributable to the growth in the balances of cash equivalents and short-term investments during the year ended December 31 2003, compared with the year ended December 31, 2002. Average yields on the cash equivalent and short-term investments fell from 1.3% in 2002 to 1.1% in 2003, primarily due to a general decrease in market interest rates over the period. Our cash, cash equivalents and short-term investments were approximately $261.9 million and $221.0 million as of December 31, 2003 and 2002, respectively.

Operating Expenses

Our operating expenses were $25.9 million and $19.2 million for the years ending December 31, 2003 and 2002, respectively. Operating expenses are summarized below:

($ in thousands)	Years Ended December 31,
	2003	2002
Employee compensation	$11,701	$8,156
Professional and legal fees	3,369	4,002
Fixed asset depreciation and amortization	5,831	1,848
Technology and data feeds	1,336	1,108
Excess-of-loss insurance premium	727	1,854
Other	2,933	2,230
Total Operating Expenses	$25,897	$19,198
Number of full-time employees, at year end	29	19

The increase in employee compensation over these periods was primarily due to the increase in the number of employees as the business expanded its operations. Fixed asset amortization and depreciation principally relates to the amortization of our internally developed software and the depreciation of our furniture and fixtures. Software amortization increased by approximately $3.2 million in 2003 as a result of the write-off of previously capitalized software that was no longer in active use by us. The excess-of-loss insurance policy premium related to a surety policy to cover excess credit losses, which Primus Financial acquired in March 2002 and terminated in March 2003, resulting in a decreased expense in 2003. Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, and other administrative expenses, all of which had an overall increase over the prior year due to our expanded operations.

Preferred Distributions

In 2003, Primus Financial made net distributions of $1.9 million on the PFP Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 1.84% during the year ended December 31, 2003.

Income Taxes

Benefits (provisions) for income taxes were $172 thousand and $(254) thousand for the years ended December 31, 2003 and 2002, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $5.9 million and $4.5 million as of December 31, 2003 and 2002, respectively. The change in the deferred tax asset and valuation allowance between 2002 and 2003 results from Primus Asset Management's estimated net operating loss. As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal, and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $37.0 million for 2003 and $80 thousand for 2002. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2004 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property Lease	$5,761	$738		$1,512		$1,530		$1,981
Subordinated deferrable interest notes	75,000	—	(a)	—	(a)	—	(a)	75,000
Total	$80,761	$738		$1,512		$1,530		$76,981

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as it is an auction rate obligation.

Property Lease:    Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. There are no material restrictions imposed by the lease agreement and the lease is categorized as an operating lease.

Subordinated deferrable interest notes:    For information on the terms of our subordinated deferrable interest notes, see Note 9 to our consolidated financial statements.

We have no other material long-term contractual obligations.

Liquidity and Capital Resources

Capital Strategy

In connection with the commencement of our operations on March 14, 2002, we were capitalized with $155.0 million from the issuance of our Series A convertible voting preferred shares, or Series A Preferred Shares, to two subsidiaries of XL Capital Ltd, or XL, Transamerica Life Insurance Company, a subsidiary of AEGON USA, Pacific Corporate Group/CalPERS and Radian Group Inc., or Radian. In connection with the issuance of the Series A preferred shares, we issued warrants to Radian enabling it to purchase 1,061,059 common shares at a exercise price of $5.18 per share. On May 15, 2004, Radian exercised these warrants as result of which we received $5.5 million. Upon completion of our IPO, all of the Series A preferred shares were converted into common shares of the company.

Primus Financial issued $110.0 million of PFP Cumulative Preferred Stock on December 19, 2002 in two series, Series I and Series II, to a trust, (the "Trust"). In conjunction with the receipt of the securities, the Trust issued $100.0 million of Money Market Preferred Securities Custodial Receipts, or MMP Receipts, in two series, Series A and Series B, to various institutional investors in a private placement. The Trust also issued $10.0 million of Variable Inverse Preferred™ Securities Custodial Receipts that were retained by Primus Financial. One series pays distributions every 28 days based on an auction rate set on the prior business day and the other series makes payments quarterly, based on an auction rate, which is currently set annually, and was last set in January 2004. After December 19, 2012, Primus Financial may redeem the PFP Cumulative Preferred Stock, in whole or in part, on any distribution date at the face amount plus accumulated and unpaid dividends. However, Primus Financial is not required to redeem the PFP Cumulative Preferred Stock, nor is it required to establish a sinking fund. For the years ended December 31, 2004 and 2003, Primus Financial made net distributions to the Trust's MMP Receipts in an amount equal to $ 2.1 million and $1.9 million, respectively.

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes is fixed at a rate of 2.57% for a period of one year. The notes mature in July 2034.

Primus Guaranty completed an IPO on October 5, 2004, listing its shares on the NYSE. The company issued 9,143,493 shares at a price of $13.50. Proceeds to the company were $110.7 million, net of the underwriting discount and offering expenses. Primus Guaranty concurrently contributed $60.0 million of the IPO proceeds to Primus Financial to support the growth of its credit swap business. Primus Guaranty has invested the remaining net proceeds in short-term money market instruments, pending utilization in its credit swap business and/or other businesses related to the credit markets.

Additionally, as required by our operating guidelines, Primus Financial maintains a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. The purpose of the liquidity facility is to provide Primus Financial with cash in the event it is obligated to purchase a Reference Entity's debt obligation as the result of a credit event and could not liquidate its investments in order to settle a purchase on a timely basis. The liquidity facility requires that Primus Financial have United States government securities available to pledge as collateral on any advances made under the facility. The facility is renewable on an annual basis at the option of Primus Financial or Harris Trust. At December 31, 2004, the facility had a maturity date of March 2005. As of December 31, 2004, there have been no credit events and there have been no borrowings under the facility.

We receive cash from the receipt of credit swap premiums, the net proceeds from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash has been used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased and preferred share distributions. Our cash, cash equivalents and short-term investments were approximately $482.1 million, $261.9 million and $221.0 million as of December 31, 2004, 2003 and 2002, respectively.

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody's. The capital required is primarily a function of Primus Financial's credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business.

Cash Flows

Cash flows from operating activities – Net cash provided by operating activities was $33.1 million and $43.5 million for the years ended December 31, 2004 and 2003, respectively. This decrease is primarily attributable to the decrease in operating income adjusted for non-cash items, which is mainly a result of lower realized gains for the year ended December 31, 2004 as compared to the year ended December 31, 2003, partially offset by the increase in premiums earned from credit swaps sold.

Net cash provided by (used in) operating activities was $43.5 million and $(8.2) million for the years ended December 31, 2003 and 2002, respectively. This increase is largely attributable to the increase in premiums earned from credit swaps sold in 2003, as we began our credit swap activity in June of 2002, as well as the increase in realized gains during 2003 as compared with 2002.

Cash flows from investing activities – Net cash used in investing activities was $158.1 million and $4.6 million for the years ended December 31, 2004 and 2003, respectively. During 2004, we invested $157.1 million in short-term investments as compared with $4.0 million in 2003. This additional cash invested was derived from our IPO in September of 2004, as well as proceeds from the issuance of subordinated deferrable interest notes in July of 2004.

Net cash used in investing activities was $4.6 million and $14.2 million for the years ended December 31, 2003 and 2002, respectively. The decrease in use of cash is due to the costs associated with the purchase of internal use software of $12.4 million in 2002, as compared to $0.5 million in 2003, in connection with the development of our technology and transactional platform for our credit swap operations. In addition, there was a decrease in fixed asset purchases of $1.7 million in 2003 from 2002, as the majority of our initial fixed assets were purchased during 2002 when we moved into our corporate offices at 360 Madison Avenue.

Cash flows from financing activities – Net cash provided by (used in) financing activities was $188.0 million and $(1.9) million for the years ended December 31, 2004 and 2003, respectively. This increase is due to our IPO in September of 2004, from which proceeds were $110.7 million, net of underwriting discounts and offering expenses, as well as the issuance of subordinated deferrable interest notes in 2004 of $75.0 million. In addition, in 2004 Radian exercised warrants, yielding proceeds to the company of $5.5 million. This increase was partially offset by preferred distributions of $2.1 million in 2004, as compared to $1.9 million distributed in 2003.

Net cash provided by (used in) financing activities was $(1.9) million and $243.2 million for the years ended December 31, 2003 and 2002, respectively. The change is primarily due to the proceeds received for the issuance of preferred securities by Primus Financial, as well as our issuance of the Series A preferred stock, both in 2002.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and preferred distributions over at least the next twelve months.

Additional Information

U.S. GAAP applicable to derivative contracts requires us to account for the credit swaps that we buy or sell at fair value. The fair value of credit swaps is primarily determined by market credit swap premium levels, as well as the size and tenor of our swaps, and interest rates used to discount future cash flows. Premium levels, in turn, are driven by a number of factors, including the number and size of market participants willing to buy or sell credit protection at any given time and the market's perception of credit risk over the life of a particular credit swap. The latter is in turn a function of macroeconomic factors such as the overall state of the economy, corporate financial health and leverage, and geopolitical concerns. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels by terminating credit swaps prior to their maturity. Accordingly, we expect fluctuations in the fair value of our credit swap portfolio as a result of changes in credit swap premiums over time. These period-to-period changes in value have no significant effect on our business, our economic performance or cash flow. However, reflecting our credit swap portfolio at fair value produces significant changes in our revenue and net income from period to period as the market values of our credit swaps fluctuate.

Despite our strategy of holding credit swaps sold to maturity, we occasionally dispose of credit swaps prior to maturity, but only in circumstances where we believe that the underlying risk related to the credit swap has increased beyond our risk tolerance or where we seek to rebalance our portfolio and create greater capacity for other credit swaps. Under United States GAAP, the full amount of any realized gains and losses on the termination of credit swaps is included in our revenue immediately.

In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, we believe it is appropriate to consider both our United States GAAP financial results as well as the impact on those results of fair value accounting and the termination of credit swaps. Therefore, we evaluate what our economic results would have been if we excluded from revenue the amounts of any unrealized gains and losses on our portfolio of credit swaps sold, and any realized gains from terminations of credit swaps sold prior to maturity, although we amortize those realized gains over the remaining original lives of the terminated contracts. Our board of directors also uses these results in assessing our management's performance and determining compensation.

In the years ended December 31, 2004 and 2003, we realized $5.5 million and $18.3 million of gains, respectively, from the early termination of credit swaps sold. The amortized gains for those years were $6.2 million and $2.9 million, respectively. At December 31, 2004, future amortization of gains from all credit swaps terminated prior to that date will be recognized as follows (in thousands):

Year ending December 31, 2005	$6,544
Year ending December 31, 2006	6,483
Year ending December 31, 2007	4,427
Year ending December 31, 2008	401
Year ending December 31, 2009	15

Recent Accounting Pronouncements

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

The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for our interests in all VIEs. The result was the derecognition of the MMP Receipts issued by the Trust and the recognition of the Primus Financial Cumulative Preferred Stock issued by Primus Financial to the Trust. The adoption of FIN 46R had no impact on our financial condition or the results of operations.

In December 2004, the FASB issued SFAS 123R "Share-Based Payment." SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employee." SFAS 123R eliminates the choice of alternative accounting methods, and requires that all entities follow the fair value based method of SFAS 123. Public entities will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R is not expected to have a significant impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS 153 will not have an impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. In cases where we purchase credit swaps as short-term investments, we incur the cost of paying premiums until we terminate the purchased credit protection. We undertake these transactions in the expectation that the market credit swap premium level for the Reference Entity will rise subsequent to our purchase of protection, but any gains realized upon termination may not suffice to offset the premium expense we have incurred while holding the purchased credit protection. Indeed, the market credit swap premium level for the Reference Entity may fall and we may incur termination losses as well as premium expense as a result. The fair value of our credit swaps purchased will be affected by market credit swap premium levels, which will affect our net income. Currently, we purchase a limited amount of credit protection, relative to the size of our portfolio of credit swaps sold, and the cost of purchased credit protection does not materially impact our overall operating margin. The notional amount outstanding on credit swaps we purchased as short-term investments was $468.2 million at December 31, 2004.

We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of our investments. The Primus Financial Cumulative Preferred Stock pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Stock reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial's annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts as the interest and auction rate for such MMP Receipts were set for a one year period on January 20, 2005. In addition, interest rate movements may increase or decrease the interest expense we incur on our $75 million of subordinated deferrable interest notes. A 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial's interest expense by $188,000 annually, however at December 31, 2004, the interest rate on the subordinated deferrable interest notes was set for a one year period expiring in July of 2005. Conversely, since almost all of Primus Financial's $418.9 million cash balance is invested in short-term assets, in the event of such an increase in short-term interest rates, we would earn additional interest income. We also have some exposure to currency rates as we have sold Euro-denominated credit swaps. As of December 31, 2004, we have kept the premiums received from these transactions in Euro-denominated money market accounts. The value of the cash Euro balances is translated into United States dollars at current spot rates. Changes in the value of the Euro compared with the United States dollar may have an impact on our net income. We do not hedge any interest rate or currency market risks.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At December 31, 2004, the notional and fair value amount of credit swaps outstanding with respect to our counterparties that had credit ratings of below investment grade were $5.0 million and $52 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparties.

Item 8. Financial Statements and Supplementary Data

Primus Guaranty, Ltd.
Index to Consolidated Financial Statements

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of
Primus Guaranty, Ltd.

We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, NY

February 25, 2005

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(dollars in 000s except per share amounts)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$320,989	$257,967
Short-term investments	161,101	3,968
Accrued interest receivable	1,381	129
Accrued premiums on credit swaps	3,349	3,642
Premiums receivable on credit swaps	197	140
Premiums receivable on financial guarantees	800	1,201
Asset management fee receivable	15	—
Prepaid expenses	868	395
Unrealized gain on credit swaps, at fair value	46,517	46,594
Fixed assets, less accumulated depreciation of $493 in 2004 and $259 in 2003	1,800	1,651
Internal use software costs, less accumulated amortization of $5,893 in 2004 and $4,176 in 2003	4,297	5,473
Income tax receivable	279	269
Debt issuance costs	1,125	—
Total assets	$542,718	$321,429
Liabilities and shareholders' equity
Accounts payable	$904	$653
Compensation payable	5,317	5,474
Brokerage fees payable	14	50
Current state and local taxes payable	12	—
Interest payable	364	—
Long-term debt	75,000	—
Unrealized loss on credit swaps, at fair value	259	68
Deferred rent payable	455	473
Deferred financial guarantee premiums	806	1,201
Unrealized loss on sublease	—	39
Deferred credit swap premiums	69	112
Total liabilities	83,200	8,070
Preferred securities of subsidiary	98,521	98,521
Commitments and contingencies (see Note 14)
Shareholders' equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 42,780,033 and 2,600,000 shares issued and outstanding at December 31, 2004 and 2003	3,535	230
Additional Paid-in-Capital	264,860	1,325
Convertible Preferred stock	—	143,908
Warrants	612	1,070
Retained earnings	91,990	68,305
Total shareholders' equity	360,997	214,838
Total liabilities, preferred securities of subsidiary and shareholders' equity	$542,718	$321,429

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(amounts in 000s except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues
Net credit swap revenue	$47,729	$103,326	$14,761
Premiums earned on financial guarantees	395	—	—
Interest income	4,850	2,617	1,610
Rental income	40	107	—
Asset management fees	15	—	—
Foreign currency revaluation	726	—	—
Other	—	—	12
Total net revenues	53,755	106,050	16,383
Expenses
Employee compensation and benefits	17,801	11,701	8,156
Excess-of-loss insurance policy premium	—	727	1,854
Professional and legal fees	2,414	3,369	4,002
Fixed asset depreciation and amortization	1,951	5,831	1,848
Technology and data feeds	1,363	1,336	1,108
Rent	744	702	525
Bank fees	576	532	174
Rating agency fees	346	494	544
Brokerage expense	602	442	363
Interest expense	881	—	—
Other	1,208	763	624
Total expenses	27,886	25,897	19,198
Distributions on preferred securities of subsidiary	(2,138)	(1,854)	—
Income (loss) before (provision) benefit for income taxes	23,731	78,299	(2,815)
Benefit (provision) for income taxes	(46)	172	(254)
Net Income (loss) available to common shares	$23,685	$78,471	$(3,069)
Earnings (loss) per common share:
Basic	$1.44	$31.18	$(1.22)
Diluted	$0.59	$2.33	$(1.22)
Average common shares outstanding:
Basic	16,486	2,517	2,510
Diluted	40,256	33,737	2,510

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Shareholders' Equity
(dollars in 000s)

	Year Ended December 31,
	2004	2003	2002
Common stock
Balance at beginning of year	$230	$208	$240
Conversion of warrants to common stock	85	—	—
Shares issued to corporate sponsor	—	—	99
Shares repurchased and retired	—	(1)	(146)
Shares vested under employee compensation plans	91	23	15
Shares issued in Initial Public Offering	731	—	—
Conversion of Series A preferred stock	2,398	—	—
Balance at end of year	3,535	230	208

Additional paid-in-capital
Balance at beginning of year	1,325	211	—
Conversion of warrants to common stock	5,875	—	—
Shares repurchased and retired	—	(10)	—
Shares vested under employee compensation plans	6,140	1,124	211
Shares issued in Initial Public Offering	110,010	—	—
Conversion of Series A preferred stock	141,510	—	—
Balance at end of year	264,860	1,325	211

Convertible Preferred stock
Balance at beginning of year	143,908	143,908	12
Series B retirement	—	—	(12)
Proceeds from Series A issuance	—	—	143,908
Conversion of Series A to common stock	(143,908)	—	—
Balance at end of year	—	143,908	143,908

Warrants
Balance at beginning of year	1,070	1,070	—
Conversion of warrants to common stock	(458)	—	—
Proceeds from warrants issuance	—	—	1,070
Balance at end of year	612	1,070	1,070

Retained earnings (accumulated deficit)
Balance at beginning of year	68,305	(10,166)	(7,097)
Net income (loss)	23,685	78,471	(3,069)
Balance at end of year	91,990	68,305	(10,166)
Total shareholders' equity at end of year	$360,997	$214,838	$135,231

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(dollars in 000s except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$23,685	$78,471	$(3,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Non-cash items included in net income (loss):
Depreciation of fixed assets	234	214	45
Amortization of internal use software costs	1,717	5,617	1,803
Stock compensation	6,230	1,146	226
Net unrealized (gain) loss on credit swap portfolio	268	(46,739)	213
Unrealized (gain) loss on sublease	(39)	(22)	62
Deferred rent	(18)	163	310
Amortization of debt issuance costs	14	—	—
Distributions on preferred securities of subsidiary	2,138	1,854	—
Increase (decrease) in cash resulting from changes in:
Premiums receivable on credit swaps	(57)	196	(336)
Accrued premiums on credit swaps	293	728	(4,370)
Deferred credit swap premiums	(43)	112	—
Account receivable - sublease	—	9	(9)
Deferred financial guarantee premiums	(395)	1,201	—
Brokerage fees payable	(36)	(14)	64
Accrued interest receivable	(1,252)	55	(185)
Prepaid excess-of-loss insurance policy premium	—	618	1,854
Premiums receivable on financial guarantees	401	(1,201)	—
Prepaid expenses	(473)	(53)	—
Asset management fee receivable	(15)	—	—
Income tax receivable	(10)	(269)	—
Accounts payable	251	(60)	(8,841)
Compensation payable	(157)	1,686	3,788
Interest payable	364	—	—
Current state and local taxes payable.	12	(254)	254
Net cash provided by (used in) operating activities	33,112	43,458	(8,191)
Cash flows from investing activities
Fixed asset purchases.	(383)	(92)	(1,818)
Net purchase of short-term investments.	(157,133)	(3,968)	—
Development and purchase of internal use software	(541)	(541)	(12,351)
Net cash used in investing activities	(158,057)	(4,601)	(14,169)
Cash flows from financing activities
Proceeds from preferred security and warrants issuance	—	—	144,678
Proceeds from preferred security issuance of subsidiary	—	—	98,521
Proceeds from issuance of common shares	110,743	—	—
Repurchase and retirement of stock	—	(11)	—
Proceeds from exercise of warrants	5,500	—	—
Proceeds from issuance of subordinated debt	75,000	—	—
Debt issuance costs	(1,139)	—	—
Net preferred distributions of subsidiary	(2,138)	(1,854)	—
Net cash provided by (used in) financing activities	187,967	(1,865)	243,199
Net increase in cash	63,022	36,992	220,839
Cash and cash equivalents at beginning of year	257,967	220,975	136
Cash and cash equivalents at end of year	$320,989	$257,967	$220,975
Supplemental disclosures
Cash paid for interest	$503	$—	$—
Cash paid for taxes	44	347	—

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2004

1.    Organization

Primus Guaranty, Ltd. ("Primus Guaranty" or the "Company"), is a Bermuda holding company, and the 100% owner of Primus Bermuda, Ltd. ("Primus Bermuda"), a Bermuda holding company. Primus Bermuda, originally Primus Barbados, Ltd., was re-domiciled in Bermuda in December 2004. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC ("Primus Group Holdings"), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries, Primus Financial Products, LLC ("Primus Financial"), and Primus Asset Management, Inc. ("Primus Asset Management"). Primus Financial is a Delaware financial products limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor's ("S&P") and Aaa from Moody's Investors Service, Inc. ("Moody's" and, together with S&P, the "Rating Agencies"). The Company considers its legal domicile to be where it is incorporated, Bermuda. Primus Financial is primarily a provider of credit risk protection in the form of credit swaps covering single name, investment grade corporate and sovereign financial obligations. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple reference entities. Primus Asset Management is a provider of administrative and technology support to Primus Financial and an asset manager for Primus Financial and third parties.

Primus Financial and Primus Asset Management function as separate entities from Primus Group Holdings. Additionally, the obligations of Primus Guaranty are not the obligations of Primus Bermuda, Primus Group Holdings, or any other of its affiliates, and vice versa. Primus Asset Management wholly owns Primus Re, Ltd. ("Primus Re"), a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Insurance Act of 1978 of Bermuda.

Prior to March 14, 2002, Primus Guaranty and its subsidiaries were in the development stage. On March 14, 2002, the Company raised $144.9 million in proceeds (net of issuance expenses) through the sale of Series A Preferred Stock, of which $122.5 million was contributed to Primus Corporate Services, Inc. ("Primus Corporate"), at that time the parent company of Primus Financial and Primus Re and now known as Primus Group Holdings. Primus Corporate contributed $109 million to Primus Financial as common stock. Primus Financial began selling credit swaps on June 7, 2002. On May 22, 2002, Primus Asset Management was created as part of a reorganization of the Primus Guaranty corporate structure. At that time, Primus Corporate transferred its assets and liabilities (except for its investment in Primus Financial) to Primus Asset Management, and in return received all 1,000 authorized and issues shares of Primus Asset Management.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Primus Guaranty and its subsidiaries and are presented in accordance with U.S. generally accepted accounting principles. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. During the period March 14, 2002 through June 30, 2004, Primus Asset Management supported only Primus Financial's activities; its third party operations in the second half of 2004 were not significant. Results from Primus Re's activities had no significant impact on the Company's 2003 and 2004 results.

The consolidated financial statements are presented in U.S. dollar equivalents. At December 31, 2004, Primus Financial's credit swap activities were conducted in U.S. dollars and Euros.

Certain 2003 and 2002 amounts have been reclassified to be consistent with the 2004 presentation.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management's estimates and assumptions are used mainly in estimating the fair value of credit swaps and the deferred tax asset valuation.

Cash and Cash Equivalents

Primus Guaranty defines cash equivalents as short term, highly liquid securities and interest earning deposits with original maturities or maturities at time of purchase of 90 days or less.

Short-Term Investments

Short-term investments are classified as available for sale by the Company and are securities with original maturities or maturities at time of purchase ranging from 91 days to two years. These securities are recorded on the balance sheet at cost, which approximates fair value.

Interest Income

The Company earns interest income on its cash and cash equivalents, including commercial paper and other securities, and on short-term investments, which include the accretion of discount and amortization of the premium recorded upon the acquisition of such securities.

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

Foreign Currency

Primus Financial began transacting credit swaps denominated in Euros during February 2003. Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Gains and losses resulting from translation to U.S. dollar equivalents are reflected in foreign exchange revaluation on the statement of operations for the year ended December 31, 2004. For the year ended December 31, 2003, the foreign currency revaluation was not significant and is included in net credit swap revenue in our statement of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Financial Guarantee-Insurance Contracts

The Company has undertaken a limited amount of financial guarantee business through its subsidiary Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. The Company designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133 as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This scope exception requires that the guaranteed party be exposed to loss both at inception and over the life of the contract, and incurrence of loss must be preconditions for payment under the contract and that these losses are based on payments to be made solely to reimburse the guaranteed party for failure of the debtor to satisfy its required payment obligations under a nonderivative contract, either at pre-specified payment dates or accelerated payment dates as a result of the occurrence of an event of default (as defined in the financial obligation covered by the guarantee contract) or notice of acceleration being made to the debtor by the creditor. Thus, the Company accounts for its financial guarantee contracts in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred.

The Company does not actively offer financial guarantee insurance. Rather, it is an alternative the Company has available when a counterparty requests an insurance contract instead of a credit swap. Generally, a counterparty's choice of a financial guarantee insurance contract versus a credit swap is determined by economic terms available in the marketplace as well as regulatory and accounting considerations. Also, the purchaser of an insurance contract cannot submit a claim for payment unless it has an insurable loss, whereas the purchaser of a credit swap need not have actual exposure to the underlying risk.

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

Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. Such costs generally include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses. No costs have been deferred by the Company as of December 31, 2004, as any such amounts have been immaterial.

Deferred Financial Guarantee Premiums

Unearned premiums related to the financial guarantee protection provided are used to establish the liability at inception. This liability is reflected in income on a straight-line basis over the period the risk protection is provided.

Unpaid Losses and Loss Expenses on Financial Guarantees

Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

loss settlement expenses on the obligations it has insured. Estimates will be based upon historical industry loss experience modified for current trends as well as prevailing economic, legal and social conditions. Any changes in estimates are reflected in operating results in the period in which the estimates changed. At December 31, 2004 and 2003, the Company had no loss reserves recorded.

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of the assets, and leasehold improvements which are amortized using the straight-line method over the shorter of the lease term or estimated useful life.

Internal Use Software Costs

During the Company's development stage, the Company had various aspects of its proprietary technology platform under applications development. The primary applications related to (1) the development of the capital models on which Primus Financial in part has its public ratings based, and (2) the transactional platform which maintains the records of each transaction, provides pricing and analytical support for Primus Financial's credit swap business, and provides additional support in the form of automated documentation creation and financial data necessary to run Primus Financial's business.

The software and related costs of developing the capital model and transactional platform were capitalized in accordance with AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are being amortized over five years on a straight-line basis. During 2003, it was determined that $3.2 million of certain assets were no longer necessary for the Company's business and were written off. These costs are included in "Fixed asset depreciation and amortization" in the consolidated statement of operations. Software development amounts expensed were $469 thousand, $487 thousand and $302 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, as they did not qualify for capitalization.

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

Employee Compensation Plans

In 2003, the Company adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Compensation expense is recognized based on the fair value of stock options, restricted shares and restricted share units ("RSU") granted over the related vesting period. The fair value of the stock options granted is determined through the use of an option-pricing model.

Prior to 2003, the Company applied APB No. 25 "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25") in accounting for its employee compensation plans. Under APB 25, the fair market value of shares of stock and RSUs awarded to employees are expensed by allocating their aggregate grant date fair value over the vesting period. For stock options, compensation is measured as the excess, if any, of fair market value of the stock over the exercise price at the date of grant.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

See "Recent Accounting Pronouncement" for a discussion of SFAS 123R, "Share-Based Payment" ("SFAS 123R"), which was issued in December 2004.

Recent Accounting Pronouncements

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

The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for our interests in all VIEs. The result was the derecognition of the MMP Receipts issued by the Trust and the recognition of the Primus Financial Cumulative Preferred Stock issued by Primus Financial to the Trust. The adoption of FIN 46R had no impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the choice of alternative accounting methods, and requires that all entities follow the fair value based method of SFAS 123. Public entities will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R is not expected to have a significant impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates that SFAS 153 will not have an impact on our financial statements.

3.    Initial Public Offering

Primus Guaranty completed an IPO on October 5, 2004, listing its shares on the New York Stock Exchange, or, NYSE. The Company issued 9,143,493 shares at a price $13.50. The proceeds to the Company were $110.7 million, net of the underwriting discount and offering expenses. Primus Guaranty has subsequently contributed $60.0 million of the IPO proceeds to Primus Financial to support the growth of its credit swap business. Primus Guaranty has invested the remaining net proceeds in short-term money market instruments, pending utilization in businesses related to the credit markets. The completion of the IPO caused the Company to vest one-half of the remaining unvested stock, restricted stock units and options held by employees at the date of the IPO. The Company recognized an expense of approximately $3.3 million in the fourth quarter of 2004 as a result of this accelerated vesting.

4.    Cash and Cash Equivalents

The Company and its subsidiaries invest only in obligations of the United States of America or direct debt obligations of U.S. Agencies rated AAA and Aaa by the respective Rating Agencies, and commercial paper rated A-1 and P-1 by the respective Rating Agencies.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

As of December 31, 2004 and 2003, the Company's cash and cash equivalents include U.S. government agency obligations and money market funds. All outstanding obligations mature within 90 days.

5.    Short-Term Investments

Short-term investments included obligations of the United States of America or direct debt obligations of U.S. Agencies rated AAA and Aaa by the respective Rating Agencies, which have original maturities or maturities at time of purchase between 91 days and two years.

As of December 31, 2004 and 2003, the Company's short-term investments consisted entirely of short-term U.S. government agency obligations, which mature within two years.

6.    Primus Re Financial Guarantee Transactions

On December 31, 2003, Primus Re wrote three-year financial guarantee insurance policies on three separate reference entities. Primus Re then transferred all of its risk to Primus Financial through back-to-back credit swaps referencing the same reference entities as the financial guarantee contracts and with the same maturities. Any payments required to be made under the financial guarantee contracts to the insured will be covered by a payment received by Primus Re from Primus Financial. These credit swaps and the related effects on results of operations are eliminated in consolidation. The aggregate notional amount of the credit swaps is $87.0 million at December 31, 2004. Primus Re's obligation to pay on the insurance policies requires that (i) the insured suffers a default, (ii) all premiums are paid up until the date that the insured delivers a Notice of Payment to Primus Re and (iii) the Notice of Payment is made to Primus Re in writing. The maximum payout under the three guarantee insurance contracts would be $56.5 million. This amount is equal to the maximum amount receivable under the offsetting credit swaps, after deducting stipulated amounts representing the assumed recoveries on reference entity obligations with a notional amount of $87.0 million.

7.    Credit Swap Revenues and Portfolio

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

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its balance sheet at their fair value. Changes in the fair value of the Company's credit swap portfolio are recorded as unrealized gains or losses in the Company's consolidated income statement. If a credit swap has an increase in fair value during a period, the increase will add to the Company's net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from the Company's net

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

credit swap revenues for that period. Changes in the fair value of the Company's credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero. In general, the Company aggregates fair values of individual credit swaps by counterparty for presentation on the Company's statement of condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the statement of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the statement of financial condition. Aggregation by counterparty is applied where a valid ISDA master agreement is in place with the counterparty, in instances where the Company does not yet have a valid ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss.

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

Second, the Company may also elect to terminate a transaction for which it has an unrealized gain based on one or more of the following considerations: the likelihood of further gains arising from the position, its view as to whether the capital dedicated to the position would be profitably reallocated, its total exposure to a particular Reference Entity, the total size of its portfolio in relation to its capital and the total size of its swap positions and exposures with a particular counterparty which might be reduced so that the counterparty may enter into additional swaps with the Company.

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

In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

The tables below present the components of credit swap revenues for the years ended December 31, 2004, 2003 and 2002. The Company distinguishes among credit swaps sold, credit swaps purchased as short-term investments and credit swaps purchased to offset the credit risk on credit swaps previously sold.

Net credit swap revenues for the year ended December 31, 2004 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$43,494	$5,533	$(1,139)	$1,899	$49,787
Credit swaps purchased as short-term investments	(927)	1,260	(132)	(2,225)	(2,024)
Credit swaps purchased to offset credit risk on certain swaps sold	(92)	—	—	58	(34)
Totals	$42,475	$6,793	$(1,271)	$(268)	$47,729

Net credit swap revenues for the year ended December 31, 2003 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$39,112	$18,313	$(264)	$46,663	$103,824
Credit swaps purchased as short-term investments	(19)	28	—	23	32
Credit swaps purchased to offset credit risk on certain swaps sold	(135)	—	(448)	53	(530)
Totals	$38,958	$18,341	$(712)	$46,739	$103,326

Net credit swap revenues for the year ended December 31, 2002 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$12,155	$3,145	$(302)	$105	$15,103
Credit swaps purchased to offset credit risk on certain swaps sold	(24)	—	—	(318)	(342)
Totals	$12,131	$3,145	$(302)	$(213)	$14,761

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

The notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at December 31, 2004 and 2003 are as follows (in thousands):

	December 31
	2004	2003
Credit Swaps Sold
Gross notional amount	$10,544,728	$6,291,375
Fair value:
Asset	48,619	46,571
Liability	159	68
Average fair value:
Asset	34,131	11,193
Liability	432	635
Credit Swaps Purchased
Gross notional amount	$468,175	$130,000
Fair value
Asset	0	141
Liability	2,202	118
Average fair value
Asset	185	5
Liability	648	4

"Asset" in the above table represents unrealized gains on credit swaps while "Liability" represents unrealized losses on credit swaps. All credit swaps are subject to netting arrangements that have been contractually established with each counterparty under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are presented net by counterparty. The average fair value in the above table was calculated on a daily basis. At December 31, 2004, Primus Financial had three derivative transactions with its affiliate, Primus Re, totaling $87 million in notional principal.

Under the terms of Primus Financial's operating guidelines, derivatives transactions can only include credit swaps. Credit swaps are derivative transactions that obligate one party to the transaction (the "Seller") to pay an amount to the other party to the transaction (the "Buyer") should one of a specified group of events ("Credit Events") be incurred by an unrelated third party (the "Reference Entity") specified in the contract. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for incurring the potential of a Credit Event-generated loss, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a Credit Event). The fixed premium is generally paid quarterly in arrears over the term of the transaction.

All transactions entered into between the Buyer and the Seller are subject to an ISDA Master Agreement executed by both parties. The Master Agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the Master Agreement) is incurred by either party.

Primus Financial is primarily a Seller of credit swaps, although it may also buy credit swaps to off-set the risks it has incurred as a Seller. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. In addition, Primus Financial is permitted to purchase credit swaps as a limited percentage of its overall portfolio (represented as Credit Swaps Purchased in the

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

below tables). The company's operating guidelines and board authorization limit the notional amount of credit swaps purchased to seven and a half percent of the notional amount of credit swaps sold, allowing Primus Financial to seek short term market appreciation. The primary risks inherent in the Company's activities are (a) that Reference Entities specified in its credit swap transactions will incur Credit Events (Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring) that will require Primus Financial to make payments to the Buyers of the transactions, (b) where Primus Financial is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from Primus Financial will default on their required premium payments at times when the fair value of the underlying transactions are positive to Primus Financial. During 2004, 2003 and 2002, none of these events had occurred.

The tables below summarize the notional amounts and fair value at risk to performance by Reference Entities and Counterparties of credit swap transactions, which are recorded at fair value (summarized by credit rating) as of December 31, 2004 and 2003. Fair Value is the fair value of all transactions after consideration of offsetting exposures under Master Agreements with counterparties.

Risk off-set transactions are reflected in the below tables as part of Credit Swaps Sold. The total notional amounts of risk off-set transactions were $5 million and $5 million during 2004 and 2003, respectively. Fair value of the risk offset transactions equaled $(206) thousand and $(264) thousand at December 31, 2004 and 2003, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

(in thousands and U.S. dollar equivalent)

	December 31
	2004		2003
Moody's Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold:
Aaa	$651,270	$866	$405,500	$1,680
Aa	1,917,131	5,609	1,002,640	6,492
A	4,310,452	22,511	2,940,208	23,208
Baa	3,642,330	19,295	1,943,027	15,123
Ba	23,545	179	—	—
Total	$10,544,728	$48,460	$6,291,375	$46,503
Credit Swaps Purchased:
Aaa	$47,090	$(158)	$20,000	$(51)
Aa	13,545	(44)	—	—
A	209,815	(803)	70,000	(16)
Baa	160,635	(969)	40,000	90
NR	37,090	(228)	—	—
Total	$468,175	$(2,202)	$130,000	$23
Counterparty Buyer
Credit Swaps Sold:
Aaa	$5,000	$49	$12,000	$41
Aa	8,304,867	35,922	4,529,351	33,039
A	2,234,861	12,489	1,750,024	13,423
Total	$10,544,728	$48,460	$6,291,375	$46,503
Counterparty Seller
Credit Swaps Purchased:
Aa	$387,858	$(1,699)	$75,000	$41
A	80,317	(503)	55,000	(18)
Total	$468,175	$(2,202)	$130,000	$23

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

	December 31
	2004		2003
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold:
AAA	$627,725	$822	$395,500	$1,634
AA	1,826,628	4,462	931,156	5,648
A	4,863,204	25,569	3,202,996	24,792
BBB	3,217,171	17,536	1,761,723	14,429
BB	10,000	71	—	—
Total	$10,544,728	$48,460	$6,291,375	$46,503
Credit Swaps Purchased:
AAA	$57,090	$(198)	$20,000	$(51)
AA	27,090	(109)	—	—
A	216,270	(940)	75,000	(3)
BBB	167,725	(955)	35,000	77
Total	$468,175	$(2,202)	$130,000	$23
Counterparty Buyer
Credit Swaps Sold:
AAA	$5,000	$49	$12,000	$41
AA	6,643,559	27,941	3,191,325	21,729
A	3,896,169	20,470	3,088,050	24,733
Total	$10,544,728	$48,460	$6,291,375	$46,503
Counterparty Seller
Credit Swaps Purchased:
AA	$290,768	$(1,433)	$70,000	$40
A	177,407	(769)	60,000	(17)
Total	$468,175	$(2,202)	$130,000	$23

Primus Financial's operating guidelines impose various limits on the geographical concentration of its business based on the country of domicile of each Reference Entity. Additionally, Primus Financial's counterparties are global financial institutions with whom it has entered into Master Agreements that consolidate the counterparty risk to one office of that counterparty. For the year ended December 31, 2004, three counterparties each generated greater than ten percent of the Company's total premium revenue. For the year ended December 31, 2003, five counterparties each generated greater than ten percent of the Company's total premium revenue.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

The table below shows the geographical distribution of Primus Guaranty's credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (in thousands and U.S. dollar equivalent):

	December 31
	2004		2003
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold
By Reference Entity:
U.S.	$5,262,363	$26,899	$3,503,500	$27,258
Other G-7 countries	3,478,284	14,962	1,999,503	13,965
Other Europe	1,525,081	5,301	676,372	4,188
Bermuda	74,000	380	37,000	217
Others	205,000	918	75,000	875
Total	$10,544,728	$48,460	$6,291,375	$46,503
By Counterparty:
U.S.	$5,243,169	$22,797	$2,948,842	$20,952
Other G-7 countries	3,049,740	15,146	1,731,418	14,975
Other Europe	2,189,819	10,313	1,611,115	10,576
Others	62,000	204	—	—
Total	$10,544,728	$48,460	$6,291,375	$46,503
Credit Swaps Purchased
By Reference Entity:
U.S.	$265,000	$(1,282)	$115,000	$45
Other G-7 countries	162,540	(828)	—	—
Other Europe	40,635	(92)	10,000	4
Others	—	—	5,000	(26)
Total	$468,175	$(2,202)	$130,000	$23
By Counterparty:
U.S.	$215,635	$(935)	$75,000	$(60)
Other G-7 countries	185,450	(879)	35,000	121
Other Europe	47,090	(231)	20,000	(38)
Others	20,000	(157)	—	—
Total	$468,175	$(2,202)	$130,000	$23

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

The table below shows the distribution of Primus Guaranty's credit swap portfolio by year of maturity for December 31, 2004 and 2003 (in thousands and U.S. dollar equivalent):

	December 31
	2004		2003
	Notional Amount	Fair Value of Transaction	Notional Amount	Fair Value of Transaction
Credit Swaps Sold
Year of Maturity
2004	$—	$—	$1,311,898	$2,200
2005	2,841,441	3,859	1,227,169	5,807
2006	1,014,554	1,340	270,640	1,272
2007	2,583,503	20,442	2,197,580	26,243
2008	1,184,157	11,427	1,257,798	11,060
2009	2,901,073	11,423	26,290	(79)
2010	20,000	(31)	—	—
Total	$10,544,728	$48,460	$6,291,375	$46,503
Credit Swaps Purchased
Year of Maturity
2007	$10,000	$(43)	$60,000	$—
2008	15,000	(21)	60,000	35
2009	443,175	(2,138)	10,000	(12)
Total	$468,175	$(2,202)	$130,000	$23

8.    Fixed Assets

Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of five years, and leasehold improvements which are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. At December 31, 2004 and 2003, fixed assets consist of the following (in thousands):

	December 31
	2004	2003
Asset category
Furniture and fixtures	$487	$382
Computers	131	92
Office equipment	50	50
Telephones	114	113
Leasehold improvements	1,510	1,273
	2,292	1,910
Less accumulated depreciation and amortization	493	259
Total fixed assets	$1,799	$1,651

For the years ended December 31, 2004 and 2003, the Company incurred $234 thousand and $214 thousand of depreciation expense on the above assets, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

9.    Long Term Debt of Subsidiary

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004 that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes was fixed on the issue date at a rate of 2.57% (LIBOR plus 20 basis points) for a period of one year. Interest was payable (i) on October 25, 2004 and January 25, 2005, and is payable on April 25, 2005, and July 25, 2005, (ii) for each subsequent 28-day period based on an auction rate set on the prior business day and (iii) for each subsequent special rate period, on each date so designated by the company after electing such rate period, provided that if the period is one year or longer, interest shall be payable at least quarterly. The Company incurred interest expense of $867 thousand on these subordinated notes for the year ended December 31, 2004. At December 31, 2004, the carrying value of the subordinated notes approximates fair value.

Costs associated with the issuance of this debt were $1.1 million and are included in the Company's consolidated statement of financial condition as debt issuance costs, and amortized over the life of the debt. Amortization of debt issuance costs is included in interest expense in our consolidated statement of operations.

10.    Income taxes

Primus Guaranty is a Bermuda company. Primus Guaranty believes that it is not involved in the active conduct of a trade or business in the U.S. For U.S. tax purposes, Primus Guaranty will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Guaranty has not provided for any federal or state and local income taxes in its separate financial statements. However, on a consolidated basis, it has provided for income taxes for certain of its subsidiaries, which are described below. Primus Guaranty was incorporated in Bermuda to domicile itself in a jurisdiction that is internationally recognized as a base for financial companies and in a jurisdiction that has an efficient and predictable corporate tax regime.

For U.S. tax purposes, Primus Bermuda, originally Primus (Barbados) Ltd., will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. Primus Bermuda was interposed between Primus Guaranty and Primus Group Holdings because Barbados had a tax treaty with the United States and Bermuda has no relevant tax treaty. The Barbados tax treaty, however, was recently amended. Therefore, as of December 31, 2004, we redomiciled Primus (Barbados), Ltd. as Primus (Bermuda), Ltd., or Primus Bermuda, in Bermuda.

Primus Guaranty does not have any full time employees in, nor does the Company lease or own any real property in, Bermuda or Barbados.

From July 16, 1999 through May 21, 2002, Primus Financial's predecessor, Primus Financial Products, Inc. (the "Corporation"), was a corporation for U.S. tax purposes and for the period from March 14, 2002 through May 21, 2002, earned interest income of $349 thousand, on which federal, state, and local taxes of approximately $188 thousand were payable.

As of May 22, 2002, the Corporation was converted to Primus Financial, a limited liability company organized under Delaware law, and its parent was also converted to a limited liability company organized under Delaware law, with all of the interests in its parent being held by Primus Bermuda, a non-US corporation. As a result, from May 22, 2002 through December 17, 2002, Primus Financial was treated as a "disregarded entity" for U.S. tax purposes, and the results of its operations were treated as the operations of a branch of its foreign parent corporation, Primus Bermuda. As a

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

disregarded entity, Primus Financial was not itself subject to U.S. net income taxation. In addition, because Primus Financial's activities in the U.S. were confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of Internal Revenue Code ("IRC") Section 864(b) and therefore does not believe that Primus Bermuda, a non-U.S. corporation, should be subject to taxation in the U.S. on a net income basis as a result of its interest in Primus Financial. Accordingly, Primus Financial did not provide for any income taxes in its financial statements for this period.

If the activities of Primus Financial, and thus Primus Bermuda, were found to fall outside the provisions of IRC Section 864(b), and Primus Financial, and thus Primus Bermuda, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Bermuda and, therefore, to estimate the resulting income tax expense. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City corporate income tax rate of 46%, on its GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $13.1 million for 2004, $37.0 million for 2003 and $80,000 for 2002. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

As of December 19, 2002, Primus Financial issued a second class of equity interests (the Preferred Stock issuance discussed in Note 11), and as a result Primus Financial was treated as a partnership for U.S. income tax purposes for the period from December 19, 2002 onward. All of Primus Financial's items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. Based on the application of the provisions of IRC Section 864(b) and the investment nature of its operations, Primus Financial continues to believe that Primus Bermuda, a non-U.S. corporation, will not be subject to U.S. net income taxes with respect to its interest in Primus Financial.

Primus Asset Management has entered into a Services Agreement with Primus Financial, whereby Primus Asset Management provides services to Primus Financial including management, consulting and information technology. Since Primus Asset Management is a U.S. domiciled corporation it is subject to U.S. income taxes and income taxes of other taxing jurisdictions on fees received from Primus Financial.

The significant components of the consolidated (provision)/ benefit for income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows:

(in thousands)
	December 31
	2004	2003	2002
Current:
Federal	$—	$252	$(157)
State/City	(46)	(80)	(97)
Total current	(46)	172	(254)

Deferred:
Federal	—	—	—
State/City	—	—	—
Total deferred	—	—	—
Total (provision)/benefit for income taxes	$(46)	$172	$(254)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

The Company's effective tax rate differs from the Bermudian federal statutory rate of zero percent mainly due to taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax at a rate of 34 percent, as well as U.S. state and local capital taxes. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax.

A reconciliation of the difference between the (provision)/benefit for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2004, 2003, and 2002, is provided below:

(in thousands)
	2004	2003	2002
U.S. federal income tax (provision)/benefit on Primus Asset Management's taxable income/(loss)	$—	$252	$(157)
U.S. state and local tax (provision)	(46)	(80)	(97)
Total income tax (provision)/benefit	$(46)	$172	$(254)

The Company has a net deferred tax asset of $9.3 million, $5.9 million and $4.5 million as of December 31, 2004, 2003 and 2002, respectively. The net deferred tax asset is primarily comprised of stock compensation expense and, capitalized costs and pre-operating formation costs which are being amortized for tax purposes. In addition, included within the gross deferred tax assets are tax effected net operating losses of $3.9 million related to the net operating loss of $281 thousand for 2002, $1.8 million for 2003 and $1.8 million for 2004. The Company had previously estimated a 2003 net operating loss estimate of $145 thousand. The completed 2003 tax return showed an actual net operating loss of $1.8 million, which necessitated a true-up in 2004 to the deferred tax asset and to the valuation allowance of $1.7 million. Net operating losses will begin to expire in the year 2022 if not utilized.

The Company has recorded a 100 percent valuation allowance against its deferred tax asset because management has determined that it is more likely than not that the deferred tax asset will not be realized due to Primus Asset Management's history of net operating losses and inability to generate future taxable income sufficient to utilize such deferred tax asset. A rollforward of the valuation allowance against Primus Asset Management's deferred tax asset is provided below.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

The components of the net deferred tax asset at December 31, 2004, 2003 and 2002, are as follows:

(in thousands)
	December 31
	2004	2003	2002
Deferred tax assets
Capitalized and pre-operating formation costs	$2,641	$5,408	$4,428
Stock compensation	3,270	397	—
Net operating losses	3,873	426	281
Gross deferred tax asset	9,784	6,231	4,709

Deferred tax liability
Stock compensation	—	—	(118)
Depreciation	(477)	(317)	(52)
Gross deferred tax liability	(477)	(317)	(170)
Net deferred tax asset	9,307	5,914	4,539
Valuation allowance	(9,307)	(5,914)	(4,539)
Net deferred tax asset after valuation allowance	$—	$—	$—

The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2004, 2003 and 2002, are as follows:

	December 31
(in thousands)	2004	2003	2002
Balance at beginning of period	$5,914	$4,539	$3,182
Capitalized and pre-operating formation costs	(2,767)	980	1,246
Stock compensation	2,873	515	(118)
Tax depreciation/Other	(160)	(265)	(52)
Net operating loss	3,447	145	281
Balance at end of period	$9,307	$5,914	$4,539

The tax consequences of various restructurings that took place in 2002, as described above, include certain limitations, including those provided by Internal Revenue Code Section 382, which could limit the utilization of certain amortized costs as an offset against Primus Asset Management's taxable income.

11.    Preferred Securities of Subsidiary

On December 19, 2002, Primus Financial issued $110 million of perpetual Floating Rate Cumulative Preferred Securities ("Preferred Securities") in two series, Series I and Series II to a trust, (the "Trust"). The securities are held by Deutsche Bank Trust Company Americas, as custodian and auction agent. Pursuant to AICPA SOP 98-5, specific incremental costs directly attributable to the offering of the Trust preferred securities have been charged against these gross proceeds.

In conjunction with the receipt of the Securities, the Trust issued $100 million of Money Market Preferred Securities Custodial Receipts ("MMP") in two series, Series A and Series B, with a liquidation preference of $1,000 per share, to various institutional investors in a private placement. The Trust also issued $10 million of Variable Inverse Preferred Securities Custodial Receipts ("VIP"), which were retained by Primus Financial.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

In 2003, the Company adopted FIN 46R and deconsolidated the Trust effective December 19, 2002. The preferred securities referred to in the financial statements are Primus Financial's Preferred Securities, which are shown net of the $10 million of VIP issued by the Trust that are held by Primus Financial.

Distributions to the Trust on the Preferred Securities are adjusted through the VIP to equal the distributions required on the MMP. The Series A MMP pays distributions every 28 days based upon an auction rate set on the prior business day. The Series B MMP began making dividend payments quarterly beginning April 21, 2003 and ended January 20, 2004, based on the annual auction rate of 2.25% set on December 19, 2002. The distribution rate was reset for another one year period on January 20, 2004, making quarterly dividend payments that began on April 21, 2004, at an auction rate of 2.11%. On January 19, 2005, the distribution rate was set at 4.0% for another one-year period, beginning quarterly distributions on April 18, 2005. After December 19, 2012, the Company may redeem the Preferred Securities, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends.

12.    Shareholders' Equity

        Convertible Preferred Stock

On March 14, 2002, the Company issued 6,212,000 shares of Series A Convertible Voting Preferred Shares ("Series A Preferred Stock"), par value of $0.01 per share, at a price of $25 per share. Each share was convertible at any time into 38.57 shares (4.8262548 shares after adjusting for the reverse split) of the Company's common stock ("Common Stock").

In connection with the Company's IPO on September 30, 2004, the Series A Preferred Stock was automatically converted into 29,980,691 shares of Common Stock.

        Common Stock

Primus Guaranty had 42,780,033 and 2,600,000 shares of Common Stock issued and outstanding at December 31, 2004 and 2003, respectively, each share having a par value of $0.08.

        Warrants

In connection with the Series A Preferred Stock issuance, XL Insurance (Bermuda) Ltd., a subsidiary of XL Capital Ltd., the lead investor in the Series A Preferred Stock, and Radian Group Inc., also an investor, were issued warrants on the closing date to purchase 1,414,746 and 1,061,059 common shares, respectively. Both warrants are exercisable at a price per common share of $5.18 until March 14, 2007.

On May 15, 2004, Radian Group, Inc. exercised its warrants that were convertible into 1,061,059 common shares at the exercise price of $5.18 per share, yielding proceeds to the Company of $5.5 million.

Radian Group Inc. was also issued warrants to purchase 1,093,877 common shares at an exercise price per common share of $5.18, exercisable until March 14, 2007, subject to a vesting schedule beginning on April 12, 2003 ("Vesting Warrants"). Exercise of the Vesting Warrants was conditional on the effectiveness on the vesting date of the Excess-of-Loss Insurance Policy issued by Radian Reinsurance, Inc. On February 1, 2003, Primus Financial terminated the Excess-of-Loss Insurance Policy effective March 30, 2003. As a result of the termination, on March 30, 2003, the full amount of Vesting Warrants was deemed unexercisable and null and void. No value has been ascribed to these warrants.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

13.    Earnings per share

Basic earnings per share ("EPS") is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	December 31,
	2004	2003		2002
Net earnings (loss) available to common shareholders	$23,685	$78,471		$(3,069)
Weighted-average basic shares outstanding	16,486	2,517		2,510
Effect of dilutive instruments
Series A Preferred Stock	22,381	29,981		—	(a)
Employee stock options	85	—	(a)	—
Restricted share units	361	300		—	(a)
Warrants	943	939		—	(a)
Dilutive potential shares	23,770	31,220		—
Diluted shares	40,256	33,737		2,510
Basic EPS	$1.44	$31.18		$(1.22)
Diluted EPS	$0.59	$2.33		$(1.22)

(a)	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented. In 2003, employee stock options totaling 209,375 shares were excluded. In 2002, Series A Preferred Stock which converts to 29,981 thousand shares of Common Stock, restricted share units equal to 213,125 shares and warrants representing 3,569,682 shares of Common Stock were excluded.

14.    Commitments and Contingencies

        Leases

Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. There are no material restrictions imposed by the lease agreement. The lease is categorized as an operating lease and future payments as of December 31, 2004 under the lease are as follows (in thousands):

2005	$738
2006	756
2007	756
2008	756
2009 and thereafter	2,755
Total	$5,761

Per the terms of the lease, Primus Financial was not required to make any rent payments until March 2003. Primus Financial recognizes rent expense from July 25, 2002 (the lease commencement date) based on a straight-line amortization of the total lease obligation. Primus Financial has recorded deferred rent payable on the statement of financial condition, which represents the amortized cost that will be payable in the future.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Primus Financial has an outstanding letter of credit for $756 thousand from Harris Trust and Savings Bank ("Harris Bank") related to this lease.

Statutory Requirements

Primus Re is an insurance company subject to Bermuda insurance regulations. Primus Re's ability to pay dividends and make capital distributions is subject to restrictions based principally on the amount of Primus Re's net premiums written and net loss reserves, subject to an overall minimum statutory capital and surplus of $1.0 million. In addition, Primus Re is required to maintain a minimum statutory liquidity ratio. At December 31, 2004, Primus Re's statutory capital and surplus was $1.01 million and the minimum amount required to be maintained was $1.0 million. At December 31, 2003, Primus Re's statutory capital and surplus was $1.02 million and the minimum amount required to be maintained was $1.0 million.

15.    Liquidity Facility

Primus Financial has obtained a Liquidity Facility from Harris Bank for $37.5 million. At December 31, 2004, the Liquidity Facility had a termination date of March 2005, and may be extended for successive one year periods upon the request of Primus Financial and agreement of Harris Bank. The Liquidity Facility may only be drawn upon in the event that (a) there is a Credit Event (as defined in each Credit Swap) on a credit swap sold by Primus Financial, (b) such credit swap requires Physical Delivery (as defined in each Credit Swap), (c) Primus Financial cannot otherwise make its required settlement as called for by the terms of the Credit Swap, and (d) Primus Financial has investment securities that are available to be pledged as collateral to secure any advances under the Liquidity Facility.

As of December 31, 2004 there have been no drawings under the Liquidity Facility.

16.    Related Party Transactions

Simultaneously with the sale of the Company's Series A Preferred Stock (see Note 12 above), the Company repaid outstanding advances from and retired 1.2 million shares of the Company's Series B Preferred Stock held by E. Capital Technologies, LLC and Primus Capital Advisors, LLC, affiliates of Jay H. Shidler, one of the Company's directors, for $11.73 million. The Company also repaid an aggregate of $5.0 million outstanding under a credit facility with Morgan Guaranty Trust Company of New York (now J.P. Morgan Chase & Co.) that certain affiliates of Mr. Shidler had drawn down.

On May 15, 2004, Radian Group, Inc. exercised its warrants (see Note 12 above).

17.    Employee Compensation Plans

Primus Guaranty has established three incentive compensation plans for the benefit of its employees.

        Initial Staffing Award Pool

During 2001, an award pool of Common Stock of Primus Guaranty totaling 1,500,000 shares was established (the "Initial Staffing Award Pool"). A total of 912,500 of these shares were awarded to selected members of Primus Asset Management ("Initial Awards"). These awards vested immediately. The Company estimated that the fair value of the Common Stock at the time the Initial Awards were granted was $0.08 per share.

Between March 14, 2002 and December 31, 2002, additional awards totaling 405,000 shares were made to certain additional employees from the Initial Staffing Award Pool ("Post-Funding Awards").

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

These awards vest ratably over a three-year period. Vesting is subject to certain terms, including the continued employment of the award recipient by Primus Asset Management. Upon the IPO by the Company, 50% of the then unvested shares vested.

The Company estimated the fair value of the Common Stock at the time the Post-Funding Awards were granted at $2.56 per share. Stock compensation expense of $226 thousand related to these awards was recorded in the 2002 consolidated statement of operations. These awards represent non-cash financing transactions.

During 2003, the Company awarded 183,000 shares from the Initial Staffing Award Pool, including the repurchase of certain vested shares from employees that left the employment of the Company. The Company estimated the fair value of the Common Stock during 2003 to be $6.93 per share. Stock compensation expense of $259 thousand related to these awards and $310 thousand related to the 2002 awards was recorded in the 2003 consolidated statement of operations.

During 2004, $1.1 million of stock compensation expense was recorded for Initial Staffing Award Pool grants outstanding, including $443 thousand for the accelerated vesting of stock in connection with the Company's IPO. There were no grants made during 2004.

        Annual Performance Bonus Plan

The Annual Performance Bonus Plan ("Bonus Plan") was created in 2002 and provides for the awards of cash to employees of Primus Asset Management and RSUs convertible at the option of the holder into Common Stock of Primus Guaranty. The total value of awards under the Bonus Plan is determined by the Compensation Committee of Primus Guaranty based on quantitative and non-quantitative measures of the performance of Primus Guaranty. Individual awards are then determined by the Chief Executive Officer of Primus Guaranty, and are subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. Under the terms of the plan individual awards will be made 75% in cash and 25% in RSUs (70% in cash and 30% in RSUs for certain members of management), with the number of RSUs determined on the basis of the value of the Common Stock at the end of the year preceding the award date or the date the award is authorized. The RSUs, or if converted, the Common Stock, vest ratably over a three year period on the anniversary dates of each award, with vesting subject to certain terms including the continued employment of the award recipient by Primus Asset Management. The Bonus Plan includes provision for the award of up to 1,393,652 RSUs and Options (discussed below) over a five year period beginning in February 2003.

In February 2003, the Company made awards under the Bonus Plan totaling $5.0 million for the period ended December 31, 2002, of which $3.75 million was awarded in cash and included as compensation expense, and $1.25 million was awarded in the form of RSUs for 181,000 shares of Common Stock (based upon the estimated fair value of Common Stock of $6.93 per share on the date of the awards). The value of the RSUs is being expensed as the RSUs are earned, beginning in 2003. The Company recognized $533 thousand and $387 thousand of expense for the years ended December 31, 2004 and 2003, respectively, including $231 thousand for the year ended December 31, 2004 for the accelerated vesting of stock in connection with the Company's IPO.

In January 2004, the Company approved awards under the Bonus Plan totaling $7.77 million for the period ended December 31, 2003, of which $4.75 million was awarded in cash and included as compensation expense, and $3.02 million was awarded in the form of RSUs for 191,000 shares of Common Stock (based upon the estimated fair value of Common Stock of $15.84 per share on the date of the awards). The value of the RSUs is expensed as the RSUs are earned over the vesting period. For the year ended December 31, 2004, stock compensation expense totaling $1.8 million was recognized for RSU grants issued under the Bonus Plan for the year ended December 31, 2004, including $1.1 million for the accelerating vesting of stock in connection with the Company's IPO.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

        Stock Incentive Plan

The Stock Incentive Plan ("Incentive Plan") was created in 2002 and provides for the award of options on Common Stock of Primus Guaranty ("Options") to selected employees of Primus Asset Management. Individual awards are determined by the Chief Executive Officer of the Company, and are subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. The Options become exercisable ratably over a four year period on the anniversary date of each award, subject to certain terms including the continued employment of each recipient by the Primus Asset Management. The Options expire ten years from the date of grant and do not qualify for Incentive Stock Option Treatment under the Economic Recovery Tax Act of 1981 (ISO Treatment). Upon the IPO by the Company, 50% of the then unvested options vested. The total number of equity incentive awards authorized for issuance under the Incentive Plan is 12% of total authorized shares.

In January 2003, the Company approved awards under the Incentive Plan for 240,625 Options with an exercise price of $6.93 and which began to vest in February 2004. At December 31, 2004, 1,562 Options have been exercised. The Company recognized $412 and $190 thousand of stock compensation expense for the years ended December 31, 2004 and 2003, respectively, for these Options, including $236 thousand for the year ended December 31, 2004 for the accelerated vesting of Options in connection with the Company's IPO.

In January 2004, the Company approved awards under the Incentive Plan for 322,500 Options with an exercise price of $9.76 and which began to vest in February 2004. The Company recognized $2.0 million of stock compensation expense during 2004 for these Options, including $1.3 million for the accelerated vesting of Options in connection with the Company's IPO.

        2004 Share Incentive Plan

In October 2004, in connection with the Company's IPO, its board of directors approved the grant of options and performance common shares (the "IPO awards") in the aggregate amount of up to 2.4% of total authorized shares. The board of directors delegated to the compensation committee decisions regarding the terms and conditions of such awards, including the apportionment between options and performance common shares, the employees to whom such awards are to be granted and the performance factors required to earn such common shares. The performance factors are (i) the return on economic equity and (ii) the compound annual growth rate of the economic results over the following three years after grant.

The IPO awards of 259,063 performance Common Stock and 259,063 Options with an exercise price of $13.50 were granted in October 2004. The cost of the IPO awards is recognized over the vesting period for the awards in accordance with FAS 123. The cost of the performance Common Stock is recognized ratably from the date of the IPO to December 31, 2006. The cost of Options is recognized ratably over four years from the consummation of the IPO. The expense associated with the performance shares will be adjusted over the vesting period to reflect the projected actual award, which is based upon the aggregate performance of the company in the years 2004, 2005 and 2006. The Company recognized $461 thousand of expense for the year ended December 31, 2004 related to these awards.

In connection with the IPO, as discussed above, the Company recognized $3.3 million of expense for the accelerated vesting of stock and Options under the Company's Initial Staffing Award Pool, Bonus Plan, Stock Incentive Plan and 2004 Share Incentive Plan.

The fair value of each Option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the period indicated:

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

	Option Grant Date
	February 2003	February 2004	October 2004
Risk free interest rate	3.95%	4.04%	3.08%
Volatility	39.2%	27.9%	28.3%
Expected dividend yield	0.00	0.00	0.00
Expected option life	10 years	10 years	7 years

The following table is a summary of the information concerning outstanding and exercisable options at December 31, 2004.

	Option Grant Date
	February 2003		February 2004		October 2004		Total
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Granted	240,625	$6.93	322,500	$9.76	259,063	$13.50	822,188	$10.00
Exercised	(1,562)	$6.93	—	$9.76	—	$13.50	(1,562)	$6.93
Forfeited	(38,282)	$6.93	(6,250)	$9.76	—	$13.50	(44,532)	$7.33
Options outstanding at December 31, 2004	200,781	$6.93	316,250	$9.76	259,063	$13.50	776,094	$10.28
Options exercisable at December 31, 2004	123,044	$6.93	158,123	$9.76	—	—	281,167	$8.52
Average Contractual life	8.1 years		9.1 years		6.8 years		8.1 years

18.    Dividend Restrictions

Primus Financial's operating guidelines restrict the payment of dividends to once per year. The payment of dividends by Primus Financial is contingent upon a dividend payment not resulting in a capital shortfall under its operating guidelines and the dividend not exceeding 25% of Primus Financial's net income (excluding mark-to-market unrealized gains or losses on credit swaps). Primus Financial is further restricted from paying dividends under the terms of its Preferred Securities, unless all of the cumulative distributions on the Preferred Securities have been previously made or set aside. Primus Financial's $37.5 million credit facility also restricts payment of dividends by Primus Financial except as permitted by its operating guidelines. The Company's insurance subsidiary, Primus Re, is also subject to significant regulatory restrictions limiting its ability to declare and pay dividends.

Further, the Company is subject to Bermuda law and regulatory constraints that will affect its ability to pay dividends on its common shares and make other payments. Under the Bermuda Companies Act, each of Primus Guaranty, Primus Bermuda and Primus Re may not declare or pay a dividend out of distributable reserves if there are reasonable grounds for believing that each of us is, or would after the payment be, unable to pay the respective liabilities as they become due; or if the realizable value of our respective assets would thereby be less than the aggregate of our respective liabilities and issued share capital and share premium accounts.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

19.    Quarterly Operating Results (unaudited)

2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$(2,325)	$6,659	$24,665	$24,756
Operating income (loss)	(8,190)	219	18,004	13,698
Net income (loss)	(8,262)	174	18,026	13,747
Basic earnings (loss) per share	$(3.21)	$0.05	$4.23	$0.32
Diluted earnings (loss) per share	$(3.21)	$0.01	$0.51	$0.31

2003:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$12,485	$46,623	$22,437	$24,505
Operating income	6,673	40,495	16,605	14,526
Net income	6,536	40,527	16,583	14,825
Basic earnings per share	$2.70	$16.11	$6.59	$5.89
Diluted earnings per share	$0.20	$1.20	$0.49	$0.44

20.    Parent Company Financial Statements

Primus Guaranty, Ltd.
Statement of Financial Condition

(in thousands)	December 31
	2004	2003
Assets
Cash and cash equivalents	$54,088	$2,515
Intercompany receivable	6,951	1,434
Investment in subsidiaries, at equity	299,907	210,889
Accounts receivable	44	—
Prepaid assets	7	—
Total assets	360,997	214,838
Liabilities and shareholders' equity
Accounts payable	—	—
Total liabilities	—	—
Common stock	3,535	230
Additional Paid-in-capital	264,860	1,325
Convertible Preferred stock	—	143,908
Warrants	612	1,070
Retained earnings	91,990	68,305
Total Shareholders' Equity	360,997	214,838
Total liabilities and shareholders' equity	$360,997	$214,838

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Primus Guaranty, Ltd.
Statement of Operations

(in thousands)	Year ended December 31
	2004	2003	2002
Revenues
Interest income	$266	$24	$24
Foreign currency revaluation	115	—	—
Total revenues	381	24	24
Expenses
Exchange fees	194	—	—
Professional and legal fees	19	8	—
Bank fees	1	—	—
Total expenses	214	8	—
Income before equity in earnings of subsidiaries	167	16	24
Equity in earnings (losses) of subsidiaries, net of tax	23,518	78,455	(3,093)
Net Income (loss)	$23,685	$78,471	$(3,069)

Primus Guaranty, Ltd.
Statement of Cash Flows

(in thousands)	Year ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$23,685	$78,471	$(3,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items included in net income (loss):
Equity in subsidiaries' earnings, net of tax	(23,518)	(78,455)	3,093
Increase (decrease) in cash resulting from changes in:
Intercompany receivable/payable	(5,517)	—	121
Accounts receivable	(44)	—	—
Prepaid expenses	(7)	—	—
Net cash provided by (used in) operating activities	(5,401)	16	145
Cash flows from investing activities
Investment in subsidiaries	(65,500)	—	(142,324)
Net cash used in investing activities	(65,500)	—	(142,324)
Cash flows from financing activities
Proceeds from issuance of common shares	116,974	—	—
Proceeds from issuance of preferred securities and warrants	—	—	144,678
Proceeds from exercise of warrants	5,500	—	—
Proceeds from issuance of preferred shares	—	—
Net cash provided by financing activities	122,474	—	144,678
Net increase in cash	51,573	16	2,499
Cash and cash equivalents at beginning of year	2,515	2,499	—
Cash and cash equivalents at end of year	$54,088	$2,515	$2,499

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to rules 13a-15 and 15-15d promulgated under the Securities and Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

The company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the company's disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making are faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Item 9B.    Other information

None. All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2004, have been so reported.

Part III.

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors is set forth under "Election of Directors" in the company's Proxy Statement to be filed on or before April 30, 2005 ( the "Proxy Statement"), which is incorporated in this Item 10 by reference.

Information regarding executive officers is set forth under "Executive Officers," in the Proxy Statement, which is incorporated in this Item 10 by reference.

Information regarding Section 16(a) is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated in this Item 10 by reference.

The company has adopted a code of business conduct and ethics for all employees, including its Chief Executive Officer and Chief Financial Officer. A copy of such code of ethics can be found on the Company's website, at www.primusguaranty.com, free of charge. The Company would intend to satisfy the disclosure requirements regarding an amendment to, or waiver from, a provision of its code of ethics and that relates to a substantive amendment or material departure from a provision of the code by posting such information on its internet website at www.primusguaranty.com.

Item 11.    Executive Compensation

Information regarding compensation of the company's executive officers is set forth under "Executive Officer Compensation" and in the compensation tables in the Proxy Statement, which is incorporated in this Item 11 by reference.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation agreements) approved by security holders and under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,428,003		$10.28	4,537,673	(1)
Equity compensation plans not approved by security holders	401,250	(2)	—	—
Total	1,829,253		$10.28	4,537,673

(1)	Represents 12% of total issued and outstanding common shares at December 31, 2004, less previously awarded securities.

(2)	Represents RSUs granted pursuant to individual compensation agreements, which vest over three years from date of grant and generally expire upon employment termination.

Additional information regarding security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions

Information regarding relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement, which is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

Information concerning principal accountant fees and services will be set forth under "Audit Committee Report-Fees of the Independent Auditors" in the Proxy Statement, which is incorporated in this Item 14 by reference.

Part IV.

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b) Financial Statement Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8:

Report of Independent Registered Accounting Firm

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

(c) Exhibits

Index to Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to the S-1 dated July 23, 2004)
3.2	Bye-laws (Incorporated by reference to Exhibit 3.2 to the S-1/A dated June 10, 2004)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to the S-1/A dated July 23, 2004)
4.2	Warrant to purchase 11,317,972 common shares, par value $.01 per share, dated March 14, 2002, issued by the Registrant to XL Insurance (Bermuda) Ltd. (Incorporated by reference to Exhibit 4.2 to the S-1 dated April 26, 2004)
10.1	Employment Agreement with Thomas W. Jasper, dated August 16, 2004 (Incorporated by reference to Exhibit 10.1 to the S-1 dated August 17, 2004)
10.2	Employment Letter with Zachary Snow, dated April 26, 2002 (Incorporated by reference to Exhibit 10.2 to the S-1/A dated June 10, 2004)
10.3	Employment Letter with Richard Claiden, dated October 20, 2003 (Incorporated by reference to Exhibit 10.3 to the S-1/A dated June 10, 2004)
10.4	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the S-1/A dated June 10, 2004)
10.5	Primus Guaranty, Ltd. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the S-1 dated April 26, 2004)
10.6	Primus Guaranty, Ltd. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the S-1/A dated July 23, 2004)
10.7	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to the S-1 dated April 26, 2004)
10.8	Primus Guaranty, Ltd. Severance Plan (Incorporated by reference to Exhibit 10.8 to the S-1/A dated June 10, 2004)
10.9	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to the S-1 dated April 26, 2004)

Number	Exhibit
10.10	Credit Agreement, dated as of March 14, 2002, between Primus Financial Products, Inc. and Harris Trust and Savings Bank, as amended as of May 31, 2002, as further amended as of December 19, 2002, as further amended as of March 13, 2003, as further amended as of January 19, 2004 and as further amended as of March 12, 2004 (Incorporated by reference to Exhibit 10.10 to the S-1 dated April 26, 2004)
10.11	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the S-1/A dated June 10, 2004)
10.12	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to the S-1/A dated September 24, 2004)
21	Subsidiaries of Primus Guaranty, Ltd.
23.3	Consent of Ernst & Young LLP, Registered Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)
By /s/ Thomas W. Jasper
Thomas W. Jasper Chief Executive Officer

Dated: March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Jasper	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2005

Thomas W. Jasper

/s/ Richard Claiden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2005

Richard Claiden

/s/ Michael P. Esposito, Jr.	Director and Chairman of the Board	March 21, 2005

Michael P. Esposito, Jr.

Director

Frank P. Filipps

Director

Duncan Goldie-Morrison

/s/ Thomas J. Hartlage	Director	March 21, 2005

Thomas J. Hartlage

/s/ James K. Hunt	Director	March 21, 2005

James K. Hunt

/s/ Robert R. Lusardi	Director	March 21, 2005

Robert R. Lusardi

/s/ Jay H. Shidler	Director	March 21, 2005

Jay H. Shidler

Director

John Ward, III