Form 10-Q
period 2005-03-31
PRIMUS GUARANTY LTD
filed 2005-05-13
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

As of May 10, 2005, the number of shares outstanding of the issuer's common stock, $0.08 par value, was 43,118,904.

Primus Guaranty, Ltd.
Form 10-Q
For the quarter ended March 31, 2005

Part I.    Financial Information
Item 1.    Financial Statements

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(dollars in 000s except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$349,627	$320,989
Short-term investments	133,606	161,101
Accrued interest receivable	2,128	1,381
Accrued premiums on credit swaps	3,162	3,349
Premiums receivable on credit swaps	185	197
Premiums receivable on financial guarantees	700	800
Asset management fee receivable	32	15
Prepaid expenses	715	868
Unrealized gain on credit swaps, at fair value	31,017	46,517
Fixed assets, less accumulated depreciation of $559 in 2005 and $493 in 2004	1,744	1,800
Internal use software costs, less accumulated amortization of $6,342 in 2005 and $5,893 in 2004	4,014	4,297
Income tax receivable	279	279
Debt issuance costs	1,143	1,125
Total assets	$528,352	$542,718
Liabilities and shareholders' equity
Accounts payable and accrued expenses	$1,691	$904
Compensation payable	1,455	5,317
Brokerage fees payable	19	14
Current state and local taxes payable	46	12
Interest payable	353	364
Long-term debt	75,000	75,000
Unrealized loss on credit swaps, at fair value	4,292	259
Deferred rent payable	450	455
Deferred financial guarantee premiums	707	806
Deferred credit swap premiums	63	69
Total liabilities	84,076	83,200
Preferred securities of subsidiary	98,521	98,521
Shareholders' equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 43,062,428 and 42,780,033 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	3,533	3,535
Additional Paid-in-Capital	263,474	264,860
Warrants	612	612
Retained earnings	78,136	91,990
Total shareholders' equity	345,755	360,997
Total liabilities, preferred securities of subsidiary and shareholders' equity	$528,352	$542,718

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(amounts in 000s except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues
Net credit swap revenue	$(8,198)	$(3,030)
Premiums earned on financial guarantees	99	99
Interest income	3,693	652
Rental income	—	27
Asset management fees	42	—
Foreign currency revaluation	(564)	(73)
Total net revenues	(4,928)	(2,325)
Expenses
Employee compensation and benefits	5,196	3,423
Professional and legal fees	954	415
Fixed asset depreciation and amortization	516	474
Technology and data feeds	317	307
Rent	190	173
Bank fees	180	84
Rating agency fees	71	63
Brokerage expense	34	218
Interest expense	493	—
Other	290	166
Total expenses	8,241	5,323
Distributions on preferred securities of subsidiary	649	542
Loss before provision for income taxes	(13,818)	(8,190)
Provision for income taxes	(36)	(72)
Net loss available to common shares	$(13,854)	(8,262)
Loss per common share:
Basic	$(0.32)	$(3.21)
Diluted	$(0.32)	$(3.21)
Average common shares outstanding:
Basic	43,213	2,570
Diluted	43,213	2,570

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(dollars in 000s except per share amounts)

	Three months ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net loss	$(13,854)	$(8,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation of fixed assets	66	54
Amortization of internal use software costs	450	420
Stock compensation	982	491
Net unrealized loss on credit swap portfolio	19,533	14,474
Unrealized loss on sublease	—	(5)
Deferred rent	(5)	(4)
Amortization of debt issuance costs	12	—
Distributions on preferred securities of subsidiary	649	542
Increase (decrease) in cash resulting from changes in:
Premiums receivable on credit swaps	12	(103)
Accrued premiums on credit swaps	186	(72)
Deferred credit swap premiums	(6)	(11)
Deferred financial guarantee premiums	(98)	(99)
Brokerage fees payable	5	32
Accrued interest receivable	(747)	(482)
Premiums receivable on financial guarantees	100	201
Prepaid expenses	153	8
Asset management fee receivable	(16)	—
Accounts payable	784	(261)
Compensation payable	(3,862)	(4,057)
Interest payable	(11)	—
Current state and local taxes payable.	35	72
Net cash provided by operating activities	4,368	2,938
Cash flows from investing activities
Fixed asset purchases.	(10)	(8)
Net sale (purchase) of short-term investments.	27,496	(19,656)
Other asset purchases	(166)	(151)
Net cash provided by (used in) investing activities	27,320	(19,815)
Cash flows from financing activities
Retirement of common shares	(2,397)	—
Proceeds from issuance of common shares	27	—
Debt issuance costs	(31)	—
Net preferred distributions of subsidiary	(649)	(542)
Net cash used in financing activities	(3,050)	(542)
Net increase (decrease) in cash	28,638	(17,419)
Cash and cash equivalents at beginning of period	320,989	257,967
Cash and cash equivalents at end of period	$349,627	$240,548
Supplemental disclosures
Cash paid for interest	$493	$—
Cash paid for taxes	$—	$—

See accompanying notes.

1.    Organization and Basis of Presentation

Primus Guaranty, Ltd. ("Primus Guaranty" or the "Company"), is a Bermuda holding company and the 100% owner of Primus (Bermuda), Ltd. ("Primus Bermuda"), also a Bermuda holding company. The Company considers its legal domicile to be where it is incorporated, Bermuda. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC ("Primus Group Holdings"), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries: Primus Financial Products, LLC ("Primus Financial"), and Primus Asset Management, Inc. ("Primus Asset Management"). Primus Financial is a Delaware limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor's Rating Services ("S&P") and Aaa from Moody's Investors Service, Inc. ("Moody's" and, together with S&P, the "Rating Agencies"). Primus Financial is primarily a provider of credit risk protection in the form of credit swaps, covering single name, investment grade corporate and sovereign financial obligations. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple reference entities. Primus Asset Management is a provider of administrative and technology support to Primus Financial and an asset manager for Primus Financial and third parties.

Primus Financial and Primus Asset Management function as separate entities from Primus Group Holdings. Additionally, the obligations of Primus Financial are not the obligations of Primus Bermuda, Primus Group Holdings, or any other of its affiliates, and vice versa. Primus Asset Management wholly owns Primus Re, Ltd. ("Primus Re"), a Bermuda company that operates as a financial guarantee insurance company and is licensed as a Class 3 Insurer under the Insurance Act of 1978 of Bermuda.

The accompanying unaudited consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2005. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.

The consolidated financial statements are presented in U.S. dollar equivalents. At March 31, 2005 and December 31, 2004, Primus Financial's credit swap activities were conducted in U.S. dollars and Euros.

Certain 2004 amounts have been reclassified to be consistent with the 2005 presentation.

2.    Summary of Significant Accounting Policies

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

Financial Guarantee-Insurance Contracts

The Company has undertaken a limited amount of financial guarantee business through its subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. The Company designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133 as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This scope exception requires that the guaranteed party be exposed to loss both at inception and over the life of the contract, incurrence of loss must be a precondition for payment under the contract, and these losses are based on payments to be made solely to reimburse the guaranteed party for failure of the debtor to satisfy its required payment obligations under a nonderivative contract, either at pre-specified payment dates or accelerated payment dates as a result of the occurrence of an event of default (as defined in the financial obligation covered by the guarantee contract) or notice of acceleration being made to the debtor by the creditor. Thus, the Company accounts for its financial guarantee contracts in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred.

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

Although Primus Re provides insurance and purchases off-setting credit swaps through "separate accounts" under a private act, those accounts of Primus Re are not deemed to be separate accounts under SOP 03-01, Accounting & Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts, since investment performance is not passed through to the contract holder.

Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. Such costs generally include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses. No costs have been deferred by the Company as of March 31, 2005, as any such amounts have been immaterial.

Deferred Financial Guarantee Premiums

Unearned premiums related to the financial guarantee protection provided are used to establish the liability at inception. This liability is reflected in income on a straight-line basis over the period the risk protection is provided.

Unpaid Losses and Loss Expenses on Financial Guarantees

Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of loss settlement expenses on the obligations it has insured. Estimates will be based upon historical industry loss experience modified for current trends as well as prevailing economic, legal and social conditions. Any changes in estimates are reflected in operating results in the period in which the estimates changed. At March 31, 2005 and at December 31, 2004, the Company had no loss reserves recorded.

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

Employee Compensation Plans

In 2003, the Company adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Compensation expense is recognized based on the fair value of stock options, performance shares, restricted shares and restricted share units ("RSU") granted over the related vesting period. The fair value of the stock options granted is determined through the use of an option-pricing model.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the choice of alternative accounting methods, and requires that all entities follow the fair value based method of SFAS 123. Public entities will be required to apply Statement 123R as of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R is not expected to have a significant impact on the Company's financial statements.

3.    Initial Public Offering

Primus Guaranty completed an Initial Public Offering ("IPO"), on October 5, 2004, listing its shares on the New York Stock Exchange ("NYSE"). The Company issued 9,143,493 shares at a price of $13.50. The proceeds to the Company were $110.7 million, net of the underwriting discount and offering expenses. Primus Guaranty has subsequently contributed $60.0 million of the IPO proceeds to Primus Financial to support the growth of its credit swap business. Primus Guaranty has invested the remaining net proceeds in short-term money market instruments, pending utilization in Primus Financial and/or other businesses related to the credit markets.

4.    Cash and Cash Equivalents

The Company and its subsidiaries invest only in obligations of the United States of America or direct debt obligations of U.S. Agencies (including government-sponsored enterprises) rated AAA and Aaa by the respective Rating Agencies, and commercial paper rated A-1 and P-1 by the respective Rating Agencies.

As of March 31, 2005 and 2004, the Company's cash and cash equivalents include U.S. government agency obligations and money market funds. All outstanding obligations in this category mature within 90 days.

5.    Short-Term Investments

Short-term investments included obligations of the United States of America or direct debt obligations of U.S. Agencies (including government-sponsored enterprises) rated AAA and Aaa by the respective Rating Agencies, which have original maturities or maturities at time of purchase between 91 days and two years.

As of March 31, 2005 and 2004, the Company's short-term investments consisted entirely of short-term U.S. government agency obligations, which mature within two years.

6.    Credit Swap Revenues and Portfolio

Net credit swap revenue, as presented in the consolidated statement of operations, comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on unwound or assigned credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.

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

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its balance sheet at their fair value. Changes in the fair value of the Company's credit swap portfolio are recorded as unrealized gains or losses in the Company's consolidated income statement. If a credit swap has an increase in fair value during a period, the increase will add to the Company's net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from the Company's net credit swap revenues for that period. Changes in the fair value of the Company's credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero. In general, the Company aggregates fair values of individual credit swaps by counterparty for presentation on the Company's statement of condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the statement of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the statement of financial condition. Aggregation by counterparty is applied where a valid ISDA master agreement is in place with the counterparty. In instances where the Company does not yet have a valid ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss.

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

The tables below present the components of credit swap revenues for the three months ended March 31, 2005 and 2004. The Company distinguishes among credit swaps sold, credit swaps purchased as short-term investments and credit swaps purchased to offset the credit risk on credit swaps previously sold.

Net credit swap revenues for the three months ended March 31, 2005 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$11,628	$119	$—	$(19,963)	$(8,216)
Credit swaps purchased as short-term investments	(403)	21	(7)	407	18
Credit swaps purchased to offset credit risk on certain swaps sold	(23)	—	—	23	—
Totals	$11,202	$140	$(7)	$(19,533)	$(8,198)

Net credit swap revenues for the three months ended March 31, 2004 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$10,010	$1,173	$(12)	$(14,967)	$(3,796)
Credit swaps purchased as short-term investments	(122)	436	(15)	450	749
Credit swaps purchased to offset credit risk on certain swaps sold	(23)	—	—	40	17
Totals	$9,865	$1,609	$(27)	$(14,477)	$(3,030)

The notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Credit Swaps Sold
Gross notional amount	$10,830,649	$10,544,728
Fair value:
Asset	32,736	48,619
Liability	4,215	159
Average fair value:
Asset	43,902	34,131
Liability	1,450	432
Credit Swaps Purchased
Gross notional amount	$484,460	$468,175
Fair value
Asset	22	0
Liability	1,818	2,202
Average fair value
Asset	8	185
Liability	2,095	648

"Asset" in the above table represents unrealized gains on credit swaps while "Liability" represents unrealized losses on credit swaps. All credit swaps that have been contractually established with each counterparty under an ISDA master agreement are subject to netting arrangements. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are presented net by counterparty, where a master agreement is in place. The average fair value in the above table was calculated on a daily basis.

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

Nearly all transactions entered into between the Buyer and the Seller are subject to an ISDA master agreement executed by both parties. The master agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the master agreement) is incurred by either party.

Primus Financial is primarily a Seller of credit swaps, although it may also buy credit swaps. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. In addition, Primus Financial is permitted to purchase credit swaps in order to seek short-term market appreciation as a limited percentage of its overall portfolio (represented as Credit Swaps Purchased in the below tables). The company's operating guidelines and board authorization limit the notional amount of credit swaps purchased for this purpose to seven and a half percent of the notional amount of credit swaps sold.

The primary risks inherent in the Company's activities are (a) that Reference Entities specified in its credit swap transactions will incur Credit Events (Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring) that will require Primus Financial to make payments to the Buyers of the transactions, (b) where Primus Financial is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from Primus Financial will default on their required premium payments at times when the fair value of the underlying transactions are positive to Primus Financial. Since inception, none of these events had occurred.

The tables below summarize the notional amounts and fair value at risk to performance by Reference Entities and Counterparties of credit swap transactions, which are recorded at fair value (summarized by credit rating) as of March 31, 2005 and December 31, 2004. Fair Value is the fair value of all transactions after consideration of offsetting exposures under Master Agreements with counterparties.

Risk off-set transactions are included in the below tables as part of Credit Swaps Purchased. The total notional amounts of risk off-set transactions were $5.0 million and $5.0 million at March 31, 2005 and December 31, 2004, respectively. Fair value of the risk offset transactions equaled $(183) thousand and $(206) thousand at March 31, 2005 and December 31, 2004, respectively.

(in thousands and U.S. dollar equivalent)

	March 31, 2005		December 31, 2004
Moody's Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold:
Aaa	$599,820	$758	$651,270	$866
Aa	1,936,420	4,264	1,917,131	5,609
A	4,379,774	17,544	4,310,452	22,511
Baa	3,904,635	6,097	3,642,330	19,295
Ba	10,000	(143)	23,545	179
Total	$10,830,649	$28,520	$10,544,728	$48,460
Credit Swaps Purchased:
Aaa	$45,928	$(147)	$47,090	$(158)
Aa	12,964	(4)	13,545	(44)
A	210,748	(552)	209,815	(803)
Baa	165,928	(823)	160,635	(969)
NR	48,892	(269)	37,090	(228)
Total	$484,460	$(1,795)	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold:
Aaa	$5,000	$44	$5,000	$49
Aa	8,733,670	20,180	8,304,867	35,922
A	2,091,979	8,296	2,234,861	12,489
Total	$10,830,649	$28,520	$10,544,728	$48,460
Counterparty Seller
Credit Swaps Purchased:
Aa	$385,014	$(1,389)	$387,858	$(1,699)
A	99,446	(406)	80,317	(503)
Total	$484,460	$(1,795)	$468,175	$(2,202)

	March 31, 2005		December 31, 2004
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold:
AAA	$589,820	$718	$627,725	$822
AA	1,870,129	3,494	1,826,628	4,462
A	4,951,395	20,803	4,863,204	25,569
BBB	3,409,305	3,648	3,217,171	17,536
BB	10,000	(143)	10,000	71
Total	$10,830,649	$28,520	$10,544,728	$48,460
Credit Swaps Purchased:
AAA	$55,928	$(104)	$57,090	$(198)
AA	25,928	(57)	27,090	(109)
A	234,266	(800)	216,270	(940)
BBB	168,338	(834)	167,725	(955)
Total	$484,460	$(1,795)	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold:
AAA	$30,928	$(57)	$5,000	$49
AA	6,884,398	18,090	6,643,559	27,941
A	3,915,323	10,847	3,896,169	20,470
Total	$10,830,649	$28,520	$10,544,728	$48,460
Counterparty Seller
Credit Swaps Purchased:
AA	$289,086	$(1,291)	$290,768	$(1,433)
A	195,374	(504)	177,407	(769)
Total	$484,460	$(1,795)	$468,175	$(2,202)

Primus Financial's operating guidelines impose various limits on the geographical concentration of its business based on the country of domicile of each Reference Entity. Additionally, Primus Financial's counterparties are global financial institutions, and nearly all have entered into Master Agreements with Primus Financial that consolidate the counterparty risk to one office of that counterparty. For the three months ended March 31, 2005, two counterparties each generated greater than ten percent of the Company's total premium revenue, and for the quarter ended March 31, 2004, three counterparties each generated greater than ten percent of the Company's total premium revenue.

The table below shows the geographical distribution of Primus Guaranty's credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (in thousands and U.S. dollar equivalent):

	March 31, 2005		December 31, 2004
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold
By Reference Entity:
U.S.	$5,597,910	$14,006	$5,262,363	$26,899
Other G-7 countries	3,467,398	11,758	3,478,284	14,962
Other Europe	1,436,341	1,936	1,525,081	5,301
Bermuda	104,000	89	74,000	380
Others	225,000	731	205,000	918
Total	$10,830,649	$28,520	$10,544,728	$48,460
By Counterparty:
U.S.	$5,471,481	$14,758	$5,243,169	$22,797
Other G-7 countries	3,024,922	10,037	3,049,740	15,146
Other Europe	2,277,246	3,603	2,189,819	10,313
Others	57,000	122	62,000	204
Total	$10,830,649	$28,520	$10,544,728	$48,460
Credit Swaps Purchased
By Reference Entity:
U.S.	$290,000	$(1,068)	$265,000	$(1,282)
Other G-7 countries	155,568	(640)	162,540	(828)
Other Europe	38,892	(87)	40,635	(92)
Total	$484,460	$(1,795)	$468,175	$(2,202)
By Counterparty:
U.S.	$233,892	$(819)	$215,635	$(935)
Other G-7 countries	174,640	(664)	185,450	(879)
Other Europe	55,928	(203)	47,090	(231)
Others	20,000	(109)	20,000	(157)
Total	$484,460	$(1,795)	$468,175	$(2,202)

The table below shows the distribution of Primus Guaranty's credit swap portfolio by year of maturity as of March 31, 2005 and December 31, 2004 (in thousands and U.S. dollar equivalent):

	March 31, 2005		December 31, 2004
	Notional Amount	Fair Value of Transaction	Notional Amount	Fair Value of Transaction
Credit Swaps Sold
Year of Maturity
2005	$2,243,192	$2,115	$2,841,441	$3,859
2006	1,071,043	718	1,014,554	1,340
2007	2,595,718	17,611	2,583,503	20,442
2008	1,177,018	9,909	1,184,157	11,427
2009	2,860,581	1,711	2,901,073	11,423
2010	883,097	(3,544)	20,000	(31)
Total	$10,830,649	$28,520	$10,544,728	$48,460
Credit Swaps Purchased
Year of Maturity
2007	$10,000	$(56)	$10,000	$(43)
2008	15,000	4	15,000	(21)
2009	424,460	(1,721)	443,175	(2,138)
2010	35,000	(22)	—	—
Total	$484,460	$1,795	$468,175	$(2,202)

7.    Long Term Debt of Subsidiary

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004 that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The rate on the notes is set through a monthly auction process, although the Company has the option to fix the rate for longer periods of time. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes was fixed on the issue date at a rate of 2.57% (LIBOR plus 20 basis points) for a period of one year. The Company incurred interest expense of $482 thousand on these subordinated notes for the three months ended March 31, 2005.

Costs associated with the issuance of this debt were $1.2 million and are shown net of accumulated amortization in the Company's consolidated statement of financial condition as debt issuance costs, and amortized over the life of the debt. Amortization of debt issuance costs is included in interest expense in the Company's consolidated statement of operations.

8.    Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Three months ended March 31,
	2005		2004
Net loss available to common stockholders	$(13,854)		$(8,262)
Weighted-average basic shares outstanding	43,213		2,570
Effect of dilutive instruments
Series A Preferred Stock	—		—	(a)
Employee stock options	—	(a)	—	(a)
Restricted share units	—	(a)	—	(a)
Warrants	—	(a)	—	(a)
Dilutive potential shares	—		—
Diluted shares	43,213		2,570
Basic EPS	$(0.32)		$(3.21)
Diluted EPS	$(0.32)		$(3.21)

(a)	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. In 2005, employee stock options totaling 100,216 shares, restricted share units equal to 223,264 thousand shares and warrants representing 851,801 shares of common stock were excluded. In 2004, Series A Preferred Stock which converted to 29,583 thousand shares, employee stock options totaling 494,444 shares, restricted share units equaling 721,201 shares and warrants representing 2,445 thousand shares of common stock were excluded.

9.    Stock Based Compensation

During the first quarter of 2005, the company purchased and retired common shares in the amount of approximately $2.4 million. The company issued stock to employees in connection with the vesting of stock compensation plans. A portion of the shares were repurchased from the employees in order to pay required withholding taxes, and subsequently retired. In addition, during the first quarter of 2005, approximately four thousand options were exercised.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes which appear in the Company's Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company's Annual Report on Form 10-K, particularly under the headings "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements."

Business Overview

We, through our principal operating subsidiary, Primus Financial, are primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities. In exchange for a fixed quarterly premium, if a bankruptcy, failure to pay or restructuring occurs with respect to a Reference Entity upon which Primus Financial has sold credit protection, Primus Financial agrees to pay the notional amount of the credit swap contract to its Counterparty in exchange for delivery of a credit obligation of that Reference Entity. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries.

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

Primus Re operates as a financial guarantee insurance company, and generates revenue by charging a higher insurance premium for protection sold than the premium it pays for the offsetting protection it purchases.

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

The fair value of the credit swaps depends on a number of factors, primarily the market level of credit swap premiums associated with individual Reference Entities and interest rates. Credit swaps are valued using market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market credit swaps and the contractual future credit swap premiums on contracts we have undertaken. Our pricing model has been internally developed but is benchmarked against a market-standard model. Generally, our model uses quoted market credit swap premium data on individual Reference Entities that we purchase from an independent pricing service. This service takes pricing information from a number of prominent dealers and brokers in the credit swap market across a range of standard maturities and restructuring terms, and creates average market credit swap premium quotes on specific Reference Entities.

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

During January and February of 2005, market premium levels on credit swaps were relatively unchanged from levels as of December 31, 2004. However, in March 2005 we observed significant increases in market premium levels, particularly in certain industry sectors. As premium levels increased during March 2005, we increased the pace of investing in our credit swap portfolio.

Financial Guarantees

We have undertaken a limited amount of financial guarantee business through our subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. Primus Re designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133, as amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". We account for our financial guarantee contracts in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises". This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred. Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. No policy acquisition costs have been deferred by us as of March 31, 2005, as any such amounts have been immaterial. As of March 31, 2005, only three contracts had been written.

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

Stock-Based Employee Compensation Plans

Prior to 2003, we followed Accounting Principles Board, or APB, No. 25, "Accounting for Stock Issued to Employees". In 2003, we adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed in SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Under these rules, compensation expense is recognized based on the fair value of stock options, performance shares, restricted shares and restricted share units at the time of an award, adjusted and amortized over the related vesting period. The fair value of the stock options granted is determined through the use of a market-standard option-pricing model, which requires judgment as to appropriate volatility and interest rate factors. Prior to our IPO on September 30, 2004, in the absence of a public market for our common shares, management and the board of directors estimated the market value of our common shares for all options, restricted share units and share issuances based on valuation opinions from independent valuation consultants. After the IPO, the fair value used is the market value of our common shares at the grant date.

Results of Operations

Overview

During January and February of 2005, market premium levels on credit swaps were relatively unchanged from levels as of December 31, 2004. However, in March 2005 we observed significant increases in market premium levels, particularly in certain reference entity industry sectors, such as automobiles and insurance. As a result of the upward movements in market premium levels, the fair value of our credit swaps sold declined; this decline was slightly offset by a reduction in unrealized losses on our portfolio of credit swaps purchased. In accordance with our business strategy, as premium levels increased during March 2005, we increased the pace of investment in our credit swap portfolio to take advantage of a more favorable investment climate. In addition, during the quarter we completed our second third party asset management transaction. Market interest rates continued to increase during the first quarter, which enabled us to earn additional interest income. A portion of our credit swaps are denominated in Euros and currently we hold the premiums received in Euro in short term Euro-denominated investments. The Euro declined in value in the first quarter against the U.S. dollar, resulting in a revaluation loss. Our compensation expenses increased in part due to provisions we made for the accelerated compensation expenses arising from the departures of former employees.

Three months ended March 31, 2005 compared with three months ended March 31, 2004

We had a net loss of $13.9 million and $8.3 million for the three months ended March 31, 2005 and 2004, respectively. This increase in net loss was primarily driven by the increase in unrealized losses in the value of our credit swap portfolio, coupled with increased expenses as a result of our expanded operations.

Net credit swap revenue

Net credit swap revenue was $(8.2) million and $(3.0) million for the three months ended March 31, 2005 and 2004, respectively. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the three months ended March 31, 2005 and 2004:

($ in thousands)	Three months ended March 31,
	2005	2004
Net premiums earned	$11,202	$9,865
Net realized gains on credit swaps	133	1,582
Net unrealized gains (losses) on credit swaps	(19,533)	(14,477)
Total Net Credit Swap Revenue	$(8,198)	$(3,030)

Net Premiums Earned

Net premiums earned were $11.2 million and $9.9 million for the three months ended March 31, 2005 and 2004, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the credit swaps sold portfolio from the 2004 period, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes in 2004. The table below shows the component parts of net premiums earned for the three months ended March 31, 2005 and 2004.

($ in thousands)	Three months ended March 31,
	2005	2004
Premium income on credit swaps sold	$11,628	$10,010
Premium expense on credit swaps purchased as short-term investments	(403)	(122)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(23)	(23)
Total Net Premiums Earned	$11,202	$9,865

Premium income on credit swaps sold was higher for the three months ended March 31, 2005 primarily as a result of the expansion in our credit swap portfolio. The notional amounts outstanding of credit swaps sold were $10.8 billion and $8.0 billion at March 31, 2005 and 2004, respectively.

The premium expense on credit swaps purchased as short-term investments was $403 thousand and $122 thousand for the three months ended March 31, 2005 and 2004, respectively. The notional amounts outstanding on credit swaps purchased as short-term investments were $484.5 million and $125 million at March 31, 2005 and 2004, respectively.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain swaps sold were $5.0 million at March 31, 2005 and 2004.

Net Realized Gains (Losses) on Credit Swaps

Our business strategy is generally to hold swaps we sell until maturity. However, there are circumstances in which we may terminate a credit swap prior to maturity, either as a result of credit considerations or in order to realize gains. We cannot identify at the outset of any credit swap transaction whether the credit swap will be terminated or otherwise disposed of prior to its maturity. If the credit swaps we terminate are at attractive market values, we are able to realize gains. Terminating transactions also allows us to accelerate premium receipts and provides for additional growth capacity within our credit swap portfolio. We terminated a limited amount of credit swaps at a gain in the first quarter of 2005, as compared with the first quarter of 2004, as our criteria for early termination were generally not met. We terminated $5 million and $153 million notional amount of credit swaps sold for the three months ended March 31, 2005 and 2004, respectively. Net realized gains on the early termination of credit swaps were $119 thousand and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.

In certain circumstances we will terminate a credit swap at a realized loss. In general, we terminate credit swaps at a loss where we perceive that the credit quality of the underlying reference entity risk has deteriorated, and we wish to reduce or eliminate our exposure to the reference entity. We realized no losses for the three months ended March 31, 2005, and losses of $12 thousand for the three months ended March 31, 2004, through the termination of credit swaps to mitigate our credit exposure.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. We terminated $10 million and $74 million notional amount of credit swaps purchased during the three months ended March 31, 2005 and 2004, respectively, realizing a net gain of $14 thousand and $421 thousand, respectively.

Net realized gains (losses) for the three months ended March 31, 2005 and 2004 are summarized below:

($ in thousands)	Three months ended March 31,
	2005	2004
Realized gains on terminated credit swaps sold	$119	$1,173
Realized losses on terminated credit swaps sold	—	(12)
Realized gains on terminated credit swaps purchased as short-term investments	21	436
Realized losses on terminated credit swaps purchased as short-term investments	(7)	(15)
Total Net Realized Gains on credit swaps	$133	$1,582

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on credit swaps were $19.5 million for the three months ended March 31, 2005 as compared with $14.5 million for the three months ended March 31, 2004. Net unrealized gains or losses on credit swaps reflect the change in the fair value of our credit swap portfolio.

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the three months ended March 31, 2005 and 2004 are summarized below:

($ in thousands)	Three months ended March 31,
	2005	2004
Net unrealized losses on credit swaps sold	$(19,963)	$(14,967)
Net unrealized gains on credit swaps purchased as short-term investments	407	450
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	23	40
Net total Unrealized Losses on credit swaps	$(19,533)	$(14,477)

The increase in unrealized losses on credit swaps sold from $15 million during the first quarter of 2004, to $20 million in the first quarter of 2005, is a result of increases in market credit swap premium levels during these quarters. For the three months ended March 31, 2005, unrealized gains were $407 thousand on the portfolio of credit swaps purchased as short-term investments, as compared with $450 thousand for the three months ended March 31, 2004.

Asset Management Fees

We commenced our third party asset management activity during the latter part of 2004. For the three months ended March 31, 2005, we recognized $42 thousand of asset management fees. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at March 31, 2005.

Interest Income Earned

We had interest income of $3.7 million and $652 thousand for the three months ended March 31, 2005 and 2004, respectively. The increased interest income is attributable to higher average invested balances subsequent to the July 2004 issuance of subordinated debt and our IPO, coupled with higher yields in the cash equivalents and short-term investment accounts as compared with the three month period ended March 31, 2004. Average yields on the cash equivalent and short-term investments were 3.1% in the three month period ended March 31, 2005 compared with 1.0% in the three month period ended March 31, 2004. This increase is primarily due to a general increase in market interest rates in the latter part of 2004 and into 2005. Our cash, cash equivalents and short-term investments were approximately $483.2 million and $264.2 million as of March 31, 2005 and 2004, respectively.

Foreign currency revaluation

We started selling Euro-denominated credit swaps in February 2003 and by December 31, 2004, Euro-denominated credit swaps comprised 29.3% of the notional amount of our credit swaps sold portfolio. The Euro had depreciated in value against the U.S. dollar by approximately 4.3 % and 2.1% during the first quarter of 2004 and 2005, respectively, and this depreciation resulted in a net loss of $564 thousand and $73 thousand for the three months ended March 31, 2005 and 2004, respectively. The revaluation gain or loss is driven by the amount of Euro denominated currency on hand, and premiums received in Euros during the period.

Operating Expenses

Our operating expenses were $7.7 million and $5.3 million for the three months ending March 31, 2005 and 2004, respectively, as summarized below:

($ in thousands)	Three months ended March 31,
	2005	2004
Employee compensation	$5,196	$3,423
Professional and legal fees	954	415
Fixed asset depreciation and amortization	516	474
Technology and data feeds	317	307
Other	765	704
Total Operating Expenses	$7,748	$5,323
Number of full-time employees, at year end	31	29

The increase in employee compensation over these periods was partially due to the increase in the number of employees as the business expanded its operations, coupled with the related increased expense for stock compensation. In addition, in the first quarter of 2005 we accrued an additional expense of approximately $800 thousand related to the accelerated compensation expenses and accelerated vesting of stock related to the departure of former employees. Professional and legal fees expense includes audit and tax advisor expenses, legal costs and director and officer insurance expense. The increase in professional fees is related to the increased director and officer insurance expense, and the increase in legal fees, both as a result of increased requirements associated with our status as a public company. Fixed asset depreciation and amortization principally relate to the depreciation of our furniture and fixtures, and the amortization of our internally developed software. The slight increase in depreciation and amortization expense is due to the increase in purchases of this nature. Technology and data feed expense relates to the maintenance of our technology platform and the cost of providing electronic data to our credit and investing teams, and remained fairly consistent with the prior period. Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses, which are fairly consistent with the prior period.

Interest Expense and Preferred Distributions

For the three months ended March 31, 2005, we incurred $482 thousand of interest expense on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004. The interest rate for the 30-year subordinated debt is fixed at 2.57% for a period of one year from the issuance date. Primus Financial also made net distributions of $649 thousand and $542 thousand during the three months ended March 31, 2005 and 2004, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 2.96% and 1.75% during the three months ended March 31, 2005 and 2004, respectively.

Income Taxes

Provision for income taxes was $36 thousand and $72 thousand for the three months ended March 31, 2005 and 2004, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $9.3 million and $5.9 million as of December 31, 2004 and 2003, respectively. The change in the deferred tax asset and valuation allowance resulted from Primus Asset Management's estimated net operating loss. As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $5.8 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2005 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property Lease	$5,575	$744		$1,513		$1,536		$1,782
Subordinated deferrable interest notes	75,000	—	(a)	—	(a)	—	(a)	75,000
Total	$80,575	$744		$1,513		$1,536		$76,782

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

Subordinated deferrable interest notes:    For information on the terms of our subordinated deferrable interest notes, see Note 7 to our consolidated financial statements.

We have no other material long-term contractual obligations.

Liquidity and Capital Resources

Capital Strategy

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody's. The capital required is primarily a function of Primus Financial's credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings to increase our capital resources to support our credit swap business.

In connection with the commencement of our operations on March 14, 2002, we were capitalized with $155.0 million from the issuance of our Series A preferred stock to two subsidiaries of XL Capital Ltd, or XL, Transamerica Life Insurance Company, a subsidiary of AEGON USA, Pacific Corporate Group/CalPERS and Radian Group Inc., or Radian. In connection with the issuance of the Series A preferred stock, we issued warrants to Radian enabling them to purchase 1,061,059 common shares at a exercise price of $5.18 per share. On May 15, 2004, Radian exercised these warrants, as a result of which we received $5.5 million. Upon completion of our IPO, all of the Series A preferred stock were converted into common shares of the company.

Primus Financial issued $110.0 million of Primus Financial Cumulative Preferred Stock on December 19, 2002 in two series, Series I and Series II, to a trust, ("the Trust"). In conjunction with the receipt of the securities, the Trust issued $100.0 million of Money Market Preferred Securities Custodial Receipts, or MMP Receipts, in two series, Series A and Series B, to various institutional investors in a private placement. The Trust also issued $10.0 million of Variable Inverse Preferred Securities Custodial Receipts that were retained by Primus Financial. One series of MMP Receipts pays distributions every 28 days based on an auction rate set on the prior business day and the other series makes payments quarterly, based on an auction rate, which is currently set annually, and was last set in January 2005. After December 19, 2012, Primus Financial may redeem the securities, in whole or in part, on any distribution date at the face amount plus accumulated and unpaid dividends. However, Primus Financial is not required to redeem the securities, nor is it required to establish a sinking fund. For the three months ended March 31, 2005 and 2004, Primus Financial made net distributions to the Trust's MMP Receipts of $649 thousand and $542 thousand, respectively.

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

Additionally, as required by our operating guidelines, Primus Financial maintains a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. The purpose of the liquidity facility is to provide Primus Financial with cash in the event it is obligated to purchase a Reference Entity's debt obligation as the result of a credit event and could not liquidate its investments in order to settle a purchase on a timely basis. The liquidity facility requires that Primus Financial have United States government securities available to pledge as collateral on any advances made under the facility. The facility is renewable on an annual basis at the option of Primus Financial or Harris Trust. The facility has a maturity date of March 31, 2006. As of March 31, 2005, there have been no credit events and there have been no borrowings under the facility.

We receive cash from the receipt of credit swap premiums, the net proceeds from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash has been used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased and preferred share distributions. Our cash, cash equivalents and short-term investments were approximately $483.2 and $482.1 million as of March 31, 2005 and December 31, 2004, respectively.

Cash Flows

Cash flows from operating activities – Net cash provided by operating activities was $4.4 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2005 we had higher premium income as compared with the first quarter of 2004, due to the increased size of our credit swaps sold portfolio, however, this increase was offset by lower realized gains in the first quarter of 2005 as compared with the first quarter of 2004. In addition, due to our increased cash balance and higher interest rates, our interest income was approximately $3 million higher for the three months ended March 31, 2005, as compared with the 2004 period.

Cash flows from investing activities – Net cash provided by (used in) investing activities was $27.3 million and $(19.8) million for the three months ended March 31, 2005 and 2004, respectively. This increase in cash was primarily due to the purchases of short-term investments during the first quarter of 2004, compared with the sale of short-term investments during the first quarter of 2005.

Cash flows from financing activities – Net cash used in financing activities was $3.1 million and $542 thousand for the three months ended March 31, 2005 and 2004, respectively. During the first quarter of 2005, we issued stock to employees in connection with the vesting of stock compensation plans. A portion of the shares were repurchased from the employees in order to pay required withholding taxes, in the amount of approximately $2.4 million, and subsequently retired.

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

For the three months ended March 31, 2005 and 2004, we realized $119 thousand and $1.2 million of gains, respectively, from the early termination of credit swaps sold. The amortized gains for those periods were $1.6 million and $1.5 million, respectively. At March 31, 2005, future amortization of gains from all credit swaps terminated prior to that date will be recognized as follows (in thousands):

Year ending December 31, 2005	$6,576
Year ending December 31, 2006	6,523
Year ending December 31, 2007	4,466
Year ending December 31, 2008	410
Year ending December 31, 2009	15

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R "Share-Based Payment." SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion

No. 25, "Accounting for Stock Issued to Employee." SFAS 123R eliminates the choice of alternative accounting methods, and requires that all entities follow the fair value based method of SFAS 123. Public entities will be required to apply Statement 123R as of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R is not expected to have a significant impact on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. In cases where we purchase credit swaps as short-term investments, we incur the cost of paying premiums until we terminate the purchased credit protection. We undertake these transactions in the expectation that the market credit swap premium level for the Reference Entity will rise subsequent to our purchase of protection, but any gains realized upon termination may not suffice to offset the premium expense we have incurred while holding the purchased credit protection. Indeed, the market credit swap premium level for the Reference Entity may fall and we may incur termination losses as well as premium expense as a result. The fair value of our credit swaps purchased will be affected by market credit swap premium levels, which will affect our net income. Currently, we purchase a limited amount of credit protection, relative to the size of our portfolio of credit swaps sold, and the cost of purchased credit protection does not materially impact our overall operating margin. The notional amount outstanding on credit swaps we purchased as short-term investments was $484.5 million at March 31, 2005.

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

In addition, interest rate movements may increase or decrease the interest expense we incur on our $75 million of subordinated deferrable interest notes. A 25 basis point increase or decrease in the level of those rates would have increased or decreased Primus Financial's interest expense by $47,000 for the three months ended March 31, 2005, however, during that period the interest rate on the subordinated deferrable interest notes was fixed for a one year period expiring in July of 2005. Conversely, since almost all of Primus Financial's $483.2 million cash balance is invested in short-term assets, in the event of such an increase in short-term interest rates, we would earn additional interest income. We also have some exposure to currency rates as we have sold Euro-denominated credit swaps. As of March 31, 2005, we have kept the premiums received from these transactions in Euro-denominated money market accounts. The value of the cash Euro balances is translated into United States dollars at current spot rates. Changes in the value of the Euro compared with the United States dollar may have an impact on our net income. We do not hedge any interest rate or currency market risks.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At March 31,

2005 and 2004, the notional amount of credit swaps outstanding with respect to our counterparties that had credit ratings of below investment grade were $5 million and $12 million, respectively. The fair value of the above-mentioned credit swaps at March 31, 2005 and 2004 were $44 thousand and $43 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparties.

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

The company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the company's disclosure controls or its internal controls can prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making are faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Part II.    Other Information

Item 1.    Legal Proceedings

In the ordinary course of operating our business, we may encounter a significant risk of litigation from time to time. However, we are not party to nor currently aware of any material pending litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds of Initial Public Offering

The effective date of our registration statement (Registration No. 333-114818) filed on Form S-1 relating to our IPO of common shares was September 29, 2004. In our IPO, we registered and sold 9,143,493 common shares, par value $.08 per share, at a price of $13.50 per share and an aggregate public offering price of $123,437,156 for the account of the Company. In addition, there were registered and sold, for the account of certain selling shareholders identified in the registration statement, 1,201,335 common shares at a price of $13.50 per share and an aggregate public offering price of $16,218,022. Our IPO was managed and underwritten by Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, UBS Investment Bank, William Blair & Company L.L.C. and Keefe Bruyette & Woods, Inc. The offering commenced on September 29, 2004 and closed on October 5, 2004. Proceeds to us from our IPO, after deduction of the underwriting discounts and commissions payable by the company of approximately $8.64 million and offering costs payable by the company of $4.1 million, totaled approximately $110.7 million. None of the expenses incurred and paid by us in our IPO were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or, except as described below, to our affiliates. Of the $110.7 million raised for the account of the company, approximately $60.0 million has been used to provide additional working capital to our affiliate, Primus Financial, in order to increase its capacity to sell additional credit swaps. Primus Financial has invested this additional capital in accordance with its operating guidelines in United States government agencies and money market instruments. We continue to expect that the remainder of the proceeds from the offering will be used as working capital and for general corporate purposes, including providing additional capital to Primus Financial to enable it to further expand its credit swap business and to pursue opportunities in complementary businesses, such as asset management for third parties and selling credit swaps referencing a broader range of obligations, although specific amounts have not been allocated for these additional purposes. Pending such uses, the balance of $50.7 million has been invested by the company in United States government agencies and money market instruments. The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause us to use the net proceeds of our IPO in a manner other than as described above.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the first quarter of 2005.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1    Rule 13a–14(a)/15d–14(a) Certification

31.2    Rule 13a–14(a)/15d–14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 12, 2005