Form 10-Q
period 2005-06-30
PRIMUS GUARANTY LTD
filed 2005-08-12
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, the number of shares outstanding of the issuer's common stock, $0.08 par value, was 43,121,523.

Primus Guaranty, Ltd.
Form 10-Q
For the quarter ended June 30, 2005

Part I.    Financial Information

Item 1.    Financial Statements

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(dollars in 000s except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$200,852	$320,989
Available-for-sale investments	286,657	161,101
Accrued interest receivable	4,934	1,381
Accrued premiums on credit swaps	3,287	3,349
Premiums receivable on credit swaps	169	197
Premiums receivable on financial guarantees	500	800
Asset management fee receivable	39	15
Prepaid expenses	581	868
Unrealized gain on credit swaps, at fair value	17,531	46,517
Fixed assets, less accumulated depreciation of $626 in 2005 and $493 in 2004	1,690	1,800
Internal use software costs, less accumulated amortization of $6,800 in 2005 and $5,893 in 2004	3,722	4,297
Income tax receivable	279	279
Debt issuance costs	1,133	1,125
Total assets	$521,374	$542,718

Liabilities, preferred securities of subsidiary and shareholders' equity
Accounts payable and accrued expenses	$1,365	$904
Compensation accrual	2,617	5,317
Brokerage fees payable	37	14
Taxes payable	184	12
Interest payable	359	364
Long-term debt	75,000	75,000
Unrealized loss on credit swaps, at fair value	4,844	259
Deferred rent payable	446	455
Deferred financial guarantee premiums	607	806
Deferred credit swap premiums	57	69
Total liabilities	85,516	83,200
Preferred securities of subsidiary	98,521	98,521
Shareholders' equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 43,120,064 and 42,780,033 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3,675	3,535
Additional paid-in-capital	264,089	264,860
Warrants	612	612
Accumulated other comprehensive income	5	—
Retained earnings	68,956	91,990
Total shareholders' equity	337,337	360,997
Total liabilities, preferred securities of subsidiary and shareholders' equity	$521,374	$542,718

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(amounts in 000s except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenues
Net credit swap revenue	$(3,579)	$5,865	$(11,777)	$2,835
Premiums earned on financial guarantees	100	97	199	196
Investment portfolio realized gains	23	—	23	—
Interest income on investment portfolio	2,793	716	6,486	1,368
Rental income	—	13	—	40
Asset management fees	49	—	91	—
Foreign currency revaluation	(955)	(33)	(1,519)	(106)
Total net revenues	(1,569)	6,658	(6,497)	4,333

Expenses
Employee compensation and benefits	3,406	3,861	8,602	7,284
Professional and legal fees	796	363	1,750	778
Fixed asset depreciation and amortization	525	485	1,041	959
Technology and data	398	364	715	671
Rent	186	184	376	357
Bank and investment management fees	278	79	457	163
Rating agency fees	84	75	155	138
Brokerage expense	56	146	89	364
Interest expense	497	—	991	—
Other	249	277	541	443
Total expenses	6,475	5,834	14,717	11,157
Distributions on preferred securities of subsidiary	(1,127)	(605)	(1,775)	(1,147)
Income/ (Loss) before provision for income taxes	(9,171)	219	(22,989)	(7,971)
Provision for income taxes	(9)	(45)	(45)	(117)
Net income/ (loss) available to common shares	$(9,180)	$174	$(23,034)	$(8,088)

Earnings/(loss) per common share:
Basic	$(0.21)	$0.05	$(0.53)	$(2.41)
Diluted	$(0.21)	$0.01	$(0.53)	$(2.41)
Average common shares outstanding:
Basic	43,108	3,527	43,160	3,353
Diluted	43,108	34,768	43,160	3,353

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(dollars in 000s)

	Six months ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net loss	$(23,034)	$(8,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation of fixed assets	133	110
Amortization of internal use software costs	908	850
Stock compensation	1,534	1,385
Net unrealized loss on credit swap portfolio	33,571	20,068
Unrealized loss on sublease	—	(39)
Deferred rent	(9)	(7)
Amortization of debt issuance costs	22	—
Distributions on preferred securities of subsidiary	1,775	1,147
Increase (decrease) in cash resulting from changes in:
Premiums receivable on credit swaps	28	(742)
Accrued premiums on credit swaps	62	(78)
Deferred credit swap premiums	(12)	(19)
Deferred financial guarantee premiums	(199)	(196)
Brokerage fees payable	23	84
Accrued interest receivable	(3,553)	78
Premiums receivable on financial guarantees	300	301
Prepaid expenses	287	(197)
Deferred IPO costs	—	(1,934)
Asset management fee receivable	(24)	—
Accounts payable and accrued expenses	461	(254)
Compensation accrual	(2,700)	(2,432)
Interest payable	(5)	—
Taxes payable.	172	72
Net cash provided by operating activities	9,740	10,109
Cash flows from investing activities
Fixed asset purchases.	(24)	(106)
Net sale (purchase) of investments.	(125,551)	527
Other asset purchases	(332)	(329)
Net cash (used in)/ provided by investing activities	(125,907)	92
Cash flows from financing activities
Retirement of common shares	(2,397)	—
Proceeds from issuance of common shares	233	—
Debt issuance costs	(31)	—
Exercise of warrants	—	5,502
Net preferred distributions of subsidiary	(1,775)	(1,147)
Net cash (used in)/ provided by financing activities	(3,970)	4,355
Net (decrease)/ increase in cash	(120,137)	14,556
Cash and cash equivalents at beginning of period	320,989	257,967
Cash and cash equivalents at end of period	$200,852	$272,523
Supplemental disclosures
Cash paid for interest	$482	$—
Cash paid for taxes	$4	$45

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

1.    Organization and Basis of Presentation

Primus Guaranty, Ltd. ("Primus Guaranty" or the "Company"), is a Bermuda holding company and the 100% owner of Primus (Bermuda), Ltd. ("Primus Bermuda"), also a Bermuda holding company. The Company considers its legal domicile to be where it is incorporated, Bermuda. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC ("Primus Group Holdings"), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries: Primus Financial Products, LLC ("Primus Financial"), and Primus Asset Management, Inc. ("Primus Asset Management"). Primus Financial is a Delaware limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor's Rating Services ("S&P") and Aaa from Moody's Investors Service, Inc. ("Moody's" and, together with S&P, the "Rating Agencies"). Primus Financial is primarily a provider of credit risk protection in the form of credit swaps, covering single name, investment grade corporate and sovereign financial obligations. Primus Financial also sells credit protection referencing portfolios containing obligations of multiple reference entities, or tranches. Primus Asset Management is a provider of administrative and technology support to Primus Financial and an asset manager for Primus Financial and third parties.

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

The consolidated financial statements are presented in U.S. dollar equivalents. At June 30, 2005 and December 31, 2004, Primus Financial's credit swap activities were conducted in U.S. dollars and Euros.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. Such costs generally include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses. No costs have been deferred by the Company as of June 30, 2005, as any such amounts have been immaterial.

Deferred Financial Guarantee Premiums

Unearned premiums related to the financial guarantee protection provided are used to establish the liability at inception. This liability is reflected in income on a straight-line basis over the period the risk protection is provided.

Unpaid Losses and Loss Expenses on Financial Guarantees

Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of loss settlement expenses on the obligations it has insured. Estimates will be based upon historical industry loss experience modified for current trends as well as prevailing economic, legal and social conditions. Any changes in estimates are reflected in operating results in the period in which the estimates changed. At June 30, 2005 and at December 31, 2004, the Company had no loss reserves recorded.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the choice of alternative accounting methods, and requires that all entities follow the fair value based method of SFAS 123. Public entities will be required to apply Statement 123R at the beginning of the first fiscal year beginning after June 15, 2005. The adoption of SFAS 123R is not expected to have a significant impact on the Company's financial statements.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

3.    Cash and Cash Equivalents

The Company and its subsidiaries invest only in obligations of the United States of America or direct debt obligations of U.S. Agencies (including government-sponsored enterprises) rated AAA and Aaa by the respective Rating Agencies, commercial paper rated A-1 and P-1 by the respective Rating Agencies and money market funds.

All outstanding obligations in this category mature within 90 days.

4.    Available-for-Sale Investments

Available-for-sale investments included obligations of the United States of America or direct debt obligations of U.S. Agencies (including government-sponsored enterprises) rated AAA and Aaa by the respective Rating Agencies. Available-for-sale investments have original maturities or maturities at time of purchase greater than 91 days. At June 30, 2005, no investment has an original maturity or maturity at time of purchase of greater than 3 years.

Available-for-sale investments are reported in the balance sheet at their fair value. Changes in fair value are reported in other comprehensive income in shareholders' equity.

During the second quarter of 2005, interest income was adjusted to reflect a reduction attributable to the fourth quarter of 2004 (in the amount of $126,000) and the first quarter of 2005 (in the amount of $466,000), as the amortization of purchased premium on certain investment securities was not charged against interest income for such periods. The unrecorded amortization was not material to net income (loss) in either of the previous periods.

5.     Credit Swap Revenues and Portfolio

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

Nearly all transactions entered into between the Buyer and the Seller are subject to an ISDA master agreement executed by both parties. The master agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the master agreement) is incurred by either party.

Primus Financial is primarily a Seller of credit swaps, although it may also buy credit swaps. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. In addition, Primus Financial is permitted to purchase credit swaps in order to seek short-term market appreciation as a limited percentage of its overall portfolio (represented as Credit Swaps Purchased as short-term investments in the tables below). The company's operating guidelines and board authorization limit the notional amount of credit swaps purchased for this purpose to seven and a half percent of the notional amount of credit swaps sold.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

The Company distinguishes among credit swaps sold – single name, credit swaps sold – tranche, credit swaps purchased as short-term investments and credit swaps purchased to offset the credit risk on credit swaps previously sold. Credit swaps sold – single name refers to credit swap protection relating to a single reference entity. Credit swaps sold – tranche refers to credit swap protection referencing portfolios containing obligations of multiple reference entities, and we began selling protection of this type during the second quarter of 2005. All credit swaps purchased refer to credit swap protection on single name reference entities.

The tables below present the components of credit swap revenues for the three and six months ended June 30, 2005 and 2004, in thousands.

Net credit swap revenues/ (losses) for the three months ended June 30, 2005

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$12,653	$470	$(3,019)	$(14,765)	$(4,661)
Credit swaps sold – tranche	96	—	—	467	563
Credit swaps purchased as short-term investments	(329)	635	(23)	219	502
Credit swaps purchased to offset credit risk on certain swaps sold	(23)	—	—	40	17
Total	$12,397	$1,105	$(3,042)	$(14,039)	$(3,579)

Net credit swap revenues/ (losses) for the six months ended June 30, 2005

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$24,281	$589	$(3,019)	$(34,728)	$(12,877)
Credit swaps sold – tranche	96	—	—	467	563
Credit swaps purchased as short-term investments	(732)	656	(30)	626	520
Credit swaps purchased to offset credit risk on certain swaps sold	(46)	—	—	63	17
Total	$23,599	$1,245	$(3,049)	$(33,572)	$(11,777)

Net credit swap revenues/ (losses) for the three months ended June 30, 2004

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$10,398	$936	$(1)	$(5,288)	$6,045
Credit swaps sold – tranche	(126)	304	(32)	(313)	(167)
Credit swaps purchased to offset credit risk on certain swaps sold	(23)	—	—	10	(13)
Total	$10,249	$1,240	$(33)	$(5,591)	$5,865

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

Net credit swap revenues/ (losses) for the six months ended June 30, 2004

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$20,408	$2,109	$(13)	$(20,255)	$2,249
Credit swaps sold – tranche	(248)	740	(47)	137	582
Credit swaps purchased to offset credit risk on certain swaps sold	(46)	—	—	50	4
Total	$20,114	$2,849	$(60)	$(20,068)	$2,835

For the six months ended June 30, 2005, two counterparties each generated greater than ten percent of the Company's total premium revenue, and for the six months ended June 30, 2004, three counterparties each generated greater than ten percent of the Company's total premium revenue.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

The notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Gross Notional Amounts:
Credit swaps sold – single name	$12,227,060	$10,544,728
Credit swaps sold – tranche	50,000	—
Credit swaps purchased	389,512	468,175
Fair value:
Asset	17,511	46,517
Liability	4,843	259
Average fair value:
Asset	28,866	33,778
Liability	4,471	392

"Asset" in the above table represents unrealized gains on credit swaps while "Liability" represents unrealized losses on credit swaps. All credit swaps that have been contractually established with each counterparty under an ISDA master agreement are subject to netting arrangements. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are presented net by counterparty, where a master agreement is in place. "Average fair value" in the table above represents the averages over the six months ended June 30, 2005 and the year ended December 31, 2004.

The tables below summarize the notional amounts and net fair value by Reference Entities and Counterparties of credit swap transactions as of June 30, 2005 and December 31, 2004.

Risk off-set transactions are included in the table above and tables below as part of Credit Swaps Purchased. The total notional amounts of risk off-set transactions were $5.0 million at June 30, 2005 and December 31, 2004. Fair value of the risk offset transactions equaled $(142) thousand and $(206) thousand at June 30, 2005 and December 31, 2004, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

(in thousands and U.S. dollar equivalent)

	June 30, 2005		December 31, 2004
Moody's Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold – Single Name:
Aaa	$625,540	$544	$651,270	$866
Aa	2,284,290	3,197	1,917,131	5,609
A	4,920,193	13,204	4,310,452	22,511
Baa	4,329,983	(57)	3,642,330	19,295
Ba	61,000	(2,186)	23,545	179
Caa	6,054	(905)	—	—
Total	$12,227,060	$13,797	$10,544,728	$48,460
Credit Swaps Sold – Tranche:
Aa	$50,000	$467	$—	$—
Total	$50,000	$467	$—	$—
Credit Swaps Purchased:
Aaa	$44,216	$(185)	$47,090	$(158)
Aa	12,108	(15)	13,545	(44)
A	200,810	(585)	209,815	(803)
Baa	96,054	(510)	160,635	(969)
NR	36,324	(281)	37,090	(228)
Total	$389,512	$(1,576)	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold – Single Name:
Aaa	$5,000	$21	$5,000	$49
Aa	10,163,957	8,321	8,304,867	35,922
A	2,058,103	5,455	2,234,861	12,489
Total	$12,227,060	$13,797	$10,544,728	$48,460
Credit Swaps Sold – Tranche:
Aa	$50,000	$467	$—	$—
Total	$50,000	$467	$—	$—
Counterparty Seller
Credit Swaps Purchased:
Aa	$301,350	$(1,213)	$387,858	$(1,699)
A	88,162	(363)	80,317	(503)
Total	$389,512	$(1,576)	$468,175	$(2,202)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

	June 30, 2005		December 31, 2004
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold − Single Name:
AAA	$640,540	$448	$627,725	$822
AA	1,962,182	2,388	1,826,628	4,462
A	5,651,273	15,532	4,863,204	25,569
BBB	3,844,011	2,889	3,217,171	17,536
BB	123,000	(6,555)	10,000	71
B	6,054	(905)	—	—
Total	$12,227,060	$13,797	$10,544,728	$48,460
Credit Swaps Sold − Tranche:
AA	$50,000	$467	$—	$—
Total	$50,000	$467	$—	$—
Credit Swaps Purchased:
AAA	$44,216	$(185)	$57,090	$(198)
AA	24,216	(61)	27,090	(109)
A	213,702	(759)	216,270	(940)
BBB	95,270	(446)	167,725	(955)
N/R	12,108	(125)	—	—
Total	$389,512	$(1,576)	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold − Single Name:
AAA	$29,216	$(303)	$5,000	$49
AA	8,224,179	6,123	6,643,559	27,941
A	3,973,665	7,977	3,896,169	20,470
Total	$12,227,060	$13,797	$10,544,728	$48,460
Credit Swaps Sold − Tranche:
AA	$50,000	$467	$—	$—
Total	$50,000	$467	$—	$—
Counterparty Seller
Credit Swaps Purchased:
AA	$247,134	$(1,219)	$290,768	$(1,433)
A	142,378	(357)	177,407	(769)
Total	$389,512	$(1,576)	$468,175	$(2,202)

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

The table below shows the geographical distribution of Primus Guaranty's credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (in thousands and U.S. dollar equivalent):

	June 30, 2005		December 31, 2004
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$7,259,770	$2,652	$5,798,363	$28,926
Europe	4,478,290	10,445	4,367,365	17,733
Pacific	365,000	708	305,000	1,421
Others	124,000	(8)	74,000	380
Total	$12,227,060	$13,797	$10,544,728	$48,460
By Counterparty:
North America	$6,687,777	$4,899	$5,596,849	$23,146
Europe	5,482,283	8,808	4,885,879	25,110
Others	57,000	90	62,000	204
Total	$12,227,060	$13,797	$10,544,728	$48,460
Credit Swaps Sold – Tranche
By Counterparty:
U.S.	$50,000	$467	$—	$—
Total	$50,000	$467	$—	$—
Credit Swaps Purchased
By Reference Entity:
North America	$220,000	$(844)	$265,000	$(1,282)
Europe	169,512	(732)	203,175	(920)
Total	$389,512	$(1,576)	$468,175	$(2,202)
By Counterparty:
North America	$171,324	$(572)	$215,635	$(935)
Europe	198,188	(915)	232,540	(1,110)
Others	20,000	(89)	20,000	(157)
Total	$389,512	$(1,576)	$468,175	$(2,202)

Notional amount and fair value is not broken out by country for the tranche sold, as it is not applicable.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

The table below shows the distribution of Primus Guaranty's credit swap portfolio by year of maturity as of June 30, 2005 and December 31, 2004 (in thousands and U.S. dollar equivalent):

	June 30, 2005		December 31, 2004
Country of Domicile	Notional Amount	Fair Value of Transaction	Notional Amount	Fair Value of Transaction
Credit Swaps Sold – Single Name
Year of Maturity
2005	$1,745,638	$908	$2,841,441	$3,859
2006	998,562	992	1,014,554	1,340
2007	2,512,296	14,750	2,583,503	20,442
2008	1,123,383	7,673	1,184,157	11,427
2009	2,741,492	(1,385)	2,901,073	11,423
2010	3,105,689	(9,141)	20,000	(31)
Total	$12,227,060	$13,797	$10,544,728	$48,460
Credit Swaps Sold – Tranche
Year of Maturity	$50,000	$467	$—	$—
2010	$50,000	$467	$—	$—
Credit Swaps Purchased
Year of Maturity
2007	$10,000	$(47)	$10,000	$(43)
2008	15,000	74	15,000	(21)
2009	344,512	(1,605)	443,175	(2,138)
2010	20,000	2	—	—
Total	$389,512	$(1,576)	$468,175	$(2,202)

6.    Long Term Debt of Subsidiary

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004 that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The rate on the notes is set through a monthly auction process, although the Company has the option to fix the rate for longer periods of time. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes was fixed on the issue date at a rate of 2.57% (LIBOR plus 20 basis points) for a period of one year, expiring in July of 2005, at which point the rate will be set through a monthly auction process. The Company incurred interest expense (excluding amortization of debt issuance costs) of $487 and $969 thousand on these subordinated notes for the three and six months ended June 30, 2005, respectively.

Costs associated with the issuance of this debt were approximately $1.2 million and are shown net of accumulated amortization in the Company's consolidated statement of financial condition as debt issuance costs, and amortized over the life of the debt. Amortization of debt issuance costs is included in interest expense in the Company's consolidated statement of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
June 30, 2005

7.    Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Three months ended June 30,			Six months ended June 30,
	2005		2004	2005		2004
Net earnings (loss) available to common stockholders	$(9,180)		$174	$(23,034)		$(8,088)
Weighted-average basic shares outstanding	43,108		3,527	43,160		3,353
Effect of dilutive instruments
Series A Preferred Stock	—		29,953	—		—	(a)
Employee stock options	—	(a)	91	—	(a)	—	(a)
Restricted share units	—	(a)	426	—	(a)	—	(a)
Warrants	—	(a)	771	—	(a)	—	(a)
Dilutive potential shares	—		31,241	—		—
Diluted shares	43,108		34,768	43,160		3,353
Basic EPS	$(0.21)		$0.05	$(0.53)		$(2.41)
Diluted EPS	$(0.21)		$0.01	$(0.53)		$(2.41)

(a)	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. In 2005, employee stock options totaling 157,545 and 195,069 shares, restricted share units equal to 396,883 and 415,601 shares and warrants representing 868,835 and 898,025 shares of common stock were excluded, for the three and six months ended June 30, 2005, respectively. For the six months ended June 30, 2004, Series A Preferred Stock which converted to 29,953 thousand shares, employee stock options totaling 531,875 shares, restricted share units equaling 728,315 shares and warrants representing 2,476 thousand shares of common stock were excluded.

8.    Stock Based Compensation

For the six months ended June 30, 2005, the company retired common shares in an amount equal to approximately $2.4 million, representing the amount withheld to pay employee income taxes due upon the delivery of common shares to its employees. In addition, for the three and six months ended June 30, 2005, approximately 36 thousand and 40 thousand options were exercised, respectively.

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

Critical Accounting Policies

Valuation of Credit Swaps

From the inception of our business, we have applied SFAS, 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments. SFAS 133 requires recognition of all credit swaps on the balance sheet at fair value. The market credit swap premium levels used to determine fair value generally take into account the expectation of such events.

The fair value of the credit swaps depends on a number of factors, primarily the market level of credit swap premiums associated with individual Reference Entities and interest rates. Credit swaps are valued using market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market credit swaps and the contractual future credit swap premiums on contracts we have undertaken. Our pricing model has been internally developed but is benchmarked against a market-standard model. Generally, our model uses quoted market credit swap premium data on individual Reference Entities that we purchase from an independent pricing service. This service takes pricing information from a number of prominent brokers and dealers in the credit swap market across a range of standard maturities and restructuring terms, and creates average market credit swap premium quotes on specific Reference Entities.

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

Financial Guarantees

We have undertaken a limited amount of financial guarantee business through our subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. Primus Re designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133, as amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". We account for our financial guarantee contracts in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises". This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred. Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. No policy acquisition costs have been deferred by us as of June 30, 2005, as any such amounts have been immaterial. As of June 30, 2005, only three contracts had been written.

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

Results of Operations

Overview

During early 2005, market premium levels on credit swaps were relatively unchanged from levels as of December 31, 2004. However, from March 2005 through the end of the second quarter, we observed significant increases in market premium levels, particularly in certain reference entity industry sectors, such as automobiles and insurance. As a result of the upward movements in market premium levels, the fair value of our credit swaps sold portfolio declined; this decline was partially offset by a slight reduction in unrealized losses on our portfolio of credit swaps purchased. During the second quarter we terminated a number of credit swaps sold in order to mitigate our credit risk, resulting in realized losses of approximately $2.9 million. In addition, we engaged in our first tranche transaction, whereby we sell credit protection referencing portfolios containing obligations of multiple reference entities. We recorded premium income, as well as an unrealized gain on the tranche sold during the second quarter of 2005.

Three months ended June 30, 2005 compared with three months ended June 30, 2004

We had net income (loss) of $(9.2) million and $174 thousand for the three months ended June 30, 2005 and 2004, respectively. The net loss for the quarter ended June 30, 2005 was primarily driven by the increase in unrealized losses caused by the depreciation in the value of the credit swap portfolio during the quarter, coupled with losses realized from the early termination of certain credit swaps and increased expenses as a result of our expanded operations. The results for the quarter ended June 30, 2005 and the quarter ended June 30, 2004, are discussed below.

Net Credit Swap Revenue (Loss)

Net credit swap revenue (loss) was $(3.6) million and $5.9 million for the three months ended June 30, 2005 and 2004, respectively. Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the three months ended June 30, 2005 and 2004:

($ in thousands)	Three months ended June 30,
	2005	2004
Net premiums earned	$12,396	$10,249
Net realized gains (losses) on credit swaps	(1,937)	1,207
Net unrealized losses on credit swaps	(14,038)	(5,591)
Total Net Credit Swap Revenue (Loss)	$(3,579)	$5,865

Net Premiums Earned

Net premiums earned were $12.4 million and $10.2 million for the three months ended June 30, 2005 and 2004, respectively. Net premiums earned include:

•	Premium income on credit swaps sold-single name;

•	Premium income on credit swaps sold-tranche;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the size of the credit swaps sold portfolio from the 2004 period, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes in the second quarter of 2005. The table below shows the component parts of net premiums earned for the three months ended June 30, 2005 and 2004.

($ in thousands)	Three months ended June 30,
	2005	2004
Premium income on credit swaps sold-single name	$12,653	$10,398
Premium income on credit swaps sold-tranche	96	—
Premium expense on credit swaps purchased as short-term investments	(329)	(126)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(23)	(23)
Total Net Premiums Earned	$12,397	$10,249

Premium income on credit swaps sold-single name increased primarily as a result of the expansion in our credit swaps sold portfolio. The notional amounts outstanding of credit swaps sold were $12.2 billion and $8.6 billion at June 30, 2005 and 2004, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranche sold was $96 thousand for the second quarter of 2005, and the total notional amount outstanding was $50 million at June 30, 2005.

The premium expense on credit swaps purchased as short-term investments was $329 thousand and $126 thousand for the three months ended June 30, 2005 and 2004, respectively. The notional amounts outstanding on credit swaps purchased as short-term investments were $389.5 million and $217.1 million at June 30, 2005 and 2004, respectively.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain credit swaps sold were $5.0 million and $5.0 million at June 30, 2005 and 2004.

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

In certain circumstances we will terminate a credit swap at a realized loss. In general, we terminate credit swaps at a loss where we perceive that the credit quality of the underlying reference entity risk has deteriorated, and we wish to reduce or eliminate our exposure to the reference entity. We may also terminate a credit swap at a loss in order to create opportunity to rebalance our portfolio. We terminated $245.1 million and $70.0 million notional amount of credit swaps sold for the three months ended June 30, 2005 and 2004, respectively. Net realized gains (losses) from the early termination of credit swaps were $(1.9) million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively. The net realized losses incurred during the second quarter of 2005 was primarily the result of our decision to mitigate our exposure to a limited number of reference entities, which had become the subject of leveraged buy-outs which increased the credit risk of those reference entities.

We realized gains of $470 thousand and $936 thousand for the three months ended June 30, 2005 and 2004, respectively. The decrease in realized gains is due to smaller gains on terminations that took place in the 2005 period. We realized losses of $3.0 million and $1 thousand for the three months ended June 30, 2005, and 2004, respectively, of which $2.9 million was caused by the termination of credit swaps to mitigate our credit exposure.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. We terminated $83 million and $115 million notional amount of credit swaps purchased during the three months ended June 30, 2005 and 2004, respectively, realizing a net gain of $612 thousand and $272 thousand, respectively.

Net realized gains (losses) for the three months ended June 30, 2005 and 2004 are summarized below:

($ in thousands)	Three months ended June 30,
	2005	2004
Realized gains on terminated credit swaps sold – single name	$470	$936
Realized losses on terminated credit swaps sold – single name	(3,019)	(1)
Realized gains on terminated credit swaps purchased as short-term investments	635	304
Realized losses on terminated credit swaps purchased as short-term investments	(23)	(32)
Total Net Realized Gains (Losses) on terminated credit swaps	$(1,937)	$1,207

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on credit swaps were $14.0 million for the three months ended June 30, 2005 as compared with $5.6 million for the three months ended June 30, 2004. The increase in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio, and is partially due to the increase in market credit swap premium levels experienced during the quarters ended June 30, 2005 and 2004. In 2005, we also recorded unrealized losses on certain reference entities which were downgraded or were the subject of leveraged buy-outs during the period. The unrealized losses on credit swaps sold-single name, credit swaps sold-tranche and credit swaps purchased as short-term investments and for credit risk offset purposes for the three months ended June 30, 2005 and 2004 are summarized below:

($ in thousands)	Three months ended June 30,
	2005	2004
Net unrealized losses on credit swaps sold-single name	(14,765)	$(5,288)
Net unrealized gains on credit swaps sold-tranche	467	—
Net unrealized gains (losses) on credit swaps purchased as short-term investments	219	(313)
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	40	10
Total Net Unrealized Losses on credit swaps	$(14,039)	$(5,591)

Asset Management Fees

We commenced our third party asset management activity during the latter part of 2004. For the three months ended June 30, 2005, we recognized $49 thousand of asset management fees. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at June 30, 2005.

Interest Income on Investment Portfolio

We had interest income of approximately $2.8 million and $716 thousand for the three months ended June 30, 2005 and 2004, respectively. The increased interest income is attributable to higher average invested balances subsequent to the July 2004 issuance of subordinated debt and the raising of additional equity through our IPO, coupled with higher yields in the cash equivalents and investment accounts as compared with the three month period ended June 30, 2004. Interest income for the second quarter has been adjusted to reflect a reduction of interest income attributable to the fourth quarter of 2004 (in the amount of $126,000) and the first quarter of 2005 (in the amount of $466,000), as the amortization of purchased premium on certain investment securities was not charged against interest income for such periods. The unrecorded amortization was not material to net income (loss) in either of the previous periods. Average yields on the cash equivalents and available-for-sale investments were 2.79% for the three month period ended June 30, 2005 (excluding the above adjustment) compared with 1.06% for the three month period ended June 30, 2004. The increase in average yields is primarily due to a general increase in market interest rates, coupled with an extension in the average duration of our investment portfolio in the second quarter of 2005. Our total cash, cash equivalents and available-for-sale securities were approximately $487.5 million and $276.0 million as of June 30, 2005 and 2004, respectively.

Foreign Currency Revaluation

We started selling Euro-denominated credit swaps in February 2003 and at June 30, 2005, Euro-denominated credit swaps comprise 26.9% of the notional amount of our credit swaps sold portfolio. The Euro had depreciated in value against the U.S. dollar by approximately 6.6% and 0.9 % during the second quarter of 2005 and 2004, respectively, and this depreciation resulted in a net loss of $955 thousand and $33 thousand for the three months ended June 30, 2005 and 2004, respectively.

Operating Expenses

Our operating expenses (excluding financing costs) were $5.9 million and $5.8 million for the three months ending June 30, 2005 and 2004, respectively, as summarized below:

($ in thousands)	Three months ended June 30,
	2005	2004
Employee compensation	$3,406	$3,861
Professional and legal fees	796	363
Fixed asset depreciation and amortization	525	485
Technology and data	398	364
Other	853	761
Total Operating Expenses	$5,978	$5,834
Number of full-time employees, at end of period	34	31

The decrease in employee compensation over these periods was primarily due to the decrease in the accrual for performance bonuses and performance-related stock compensation. This decrease was offset by a slight increase in salaries expense, due to the increase in number of employees as the business expanded its operations. The increase in professional fees is related to the increased insurance expenses, and the increased costs associated with the requirements of being a public company. Other operating expenses include rent, bank fees and investment management fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other operating expenses is partially due to an increase in bank fees and asset management fees, as our cash, cash equivalents and investment balances were higher during second quarter 2005 as compared with the 2004 period. This was partially offset by a decrease in brokerage fees, as we restricted our use of brokers during 2005. The remainder of the other operating expenses increased over the prior period primarily due to expanded operations and our status as a public Company.

Interest Expense and Preferred Distributions

For the three months ended June 30, 2005, we incurred $487 thousand of interest expense on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004. The interest rate for the 30-year subordinated debt is fixed at 2.57% for a period of one year from the issuance date. Primus Financial also made net distributions of $1.1 million and $605 thousand during the three months ended June 30, 2005 and 2004, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rates paid on these securities was 3.97% and 1.75% during the three months ended June 30, 2005 and 2004, respectively.

Income Taxes

Provision for income taxes was $9 thousand and $45 thousand for the three months ended June 30, 2005 and 2004, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $9.3 million and $5.9 million as of June 30, 2005 and 2004, respectively. The change in the deferred tax asset and valuation allowance resulted from Primus Asset Management's estimated net operating loss. As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) since inception, would have been approximately $40.6 million through June 30, 2005, and a benefit of approximately $3.6 million for the three months ended June 30, 2005. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Six months ended June 30, 2005 compared with six months ended June 30, 2004

We had a net loss of $23.0 million and $8.1 million for the six months ended June 30, 2005 and 2004, respectively. The net loss in the 2005 period was primarily driven by the increase in unrealized losses caused by the depreciation in the value of our credit swap portfolio, coupled with losses realized from the early termination of credit swaps, and increased expenses as a result of our expanded operations and costs associated with being a public company.

Net Credit Swap Revenue (Loss)

Net credit swap revenue (loss) was $(11.8) million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively. Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue (loss) for the six months ended June 30, 2005 and 2004:

($ in thousands)	Six months ended June 30,
	2005	2004
Net premiums earned	$23,599	$20,114
Net realized gains (losses) on credit swaps	(1,804)	2,789
Net unrealized losses on credit swaps	(33,572)	(20,068)
Total Net Credit Swap Revenue (Loss)	$(11,777)	$2,835

Net Premiums Earned

Net premiums earned were $23.6 million and $20.1 million for the six months ended June 30, 2005 and 2004, respectively. Net premiums earned include:

•	Premium income on credit swaps sold – single name;

•	Premium income on credit swaps sold – tranche;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the size of the credit swaps sold portfolio from the 2004 period, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes. The table below shows the component parts of net premiums earned for the six months ended June 30, 2005 and 2004.

($ in thousands)	Six months ended June 30,
	2005	2004
Premium income on credit swaps sold-single name	$24,281	$20,408
Premium income on credit swaps sold-tranche	96	—
Premium expense on credit swaps purchased as short-term investments	(732)	(248)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(46)	(46)
Total Net Premiums Earned	$23,599	$20,114

Premium income on credit swaps sold-single name increased primarily as a result of the expansion in our credit swap portfolio. The notional amounts outstanding of credit swaps sold were $12.2 billion and $8.6 billion at June 30, 2005 and 2004, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranche sold was $96 thousand for the six months ended June 30, 2005, and the notional amount outstanding was $50 million at June 30, 2005.

The premium expense on credit swaps purchased as short-term investments was $732 thousand and $248 thousand for the six months ended June 30, 2005 and 2004, respectively. The notional amounts outstanding on credit swaps purchased as short-term investments were $389.5 million and $217.1 million at June 30, 2005 and 2004, respectively.

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

In certain circumstances we will terminate a credit swap at a realized loss. In general, we terminate credit swaps at a loss where we perceive that the credit quality of the underlying reference entity risk has deteriorated, and we wish to reduce or eliminate our exposure to the reference entity. We may also terminate a credit swap at a loss in order to create opportunity to rebalance our exposure to a reference entity. We terminated $250.1 million and $224.3 million notional amount of credit swaps sold for the six months ended June 30, 2005 and 2004, respectively. Net realized gains/ (losses) on the early termination of credit swaps were $(1.8) million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively. The net realized losses incurred during 2005 were primarily the result of our decision to mitigate our exposure to a limited number of reference entities, which had become the subject of leveraged buy-outs which increased the credit risk of those reference entities.

We realized gains of $589 thousand and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in realized gains is due to the smaller gains on terminations that took place in the 2005 period. We realized losses of $3.0 million for the six months ended June 30, 2005, of which $2.9 million was caused by the termination of credit swaps to mitigate our credit exposure, and $13 thousand for the six months ended June 30, 2004.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. We terminated $93.0 million and $189.0 million notional amount of credit swaps purchased during the six months ended June 30, 2005 and 2004, respectively, realizing a net gain of $626 thousand and $693 thousand, respectively.

Net realized gains (losses) for the six months ended June 30, 2005 and 2004 are summarized below:

($ in thousands)	Six months ended June 30,
	2005	2004
Realized gains on terminated credit swaps sold – single name	$589	$2,109
Realized losses on terminated credit swaps sold – single name	(3,019)	(13)
Realized gains on terminated credit swaps purchased as short-term investments	656	740
Realized losses on terminated credit swaps purchased as short-term investments	(30)	(47)
Total Net Realized Gains (Losses) on terminated credit swaps	$(1,804)	$2,789

Net Unrealized Losses on Credit Swaps

Net unrealized losses on credit swaps were $33.6 million for the six months ended June 30, 2005 as compared with $20.1 million for the six months ended June 30, 2004. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio, and the losses are partially due to the increase in market credit swap premium levels experienced during the six months ended June 30, 2005 and 2004. In 2005, we also recorded unrealized losses on certain reference entities which had become downgraded or were the subject of leveraged buy-outs during the period. The unrealized gains and losses on credit swaps sold-single name, credit swaps sold-tranche and credit swaps purchased as short-term investments and for credit risk offset purposes for the six months ended June 30, 2005 and 2004 are summarized below:

($ in thousands)	Six months ended June 30,
	2005	2004
Net unrealized losses on credit swaps sold – single name	$(34,728)	$(20,255)
Net unrealized gains on credit swaps sold-tranche	467	—
Net unrealized gains on credit swaps purchased as short-term investments	626	137
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	63	50
Net Unrealized Losses on credit swaps	$(33,572)	$(20,068)

Asset Management Fees

We commenced our third party asset management activity during the latter part of 2004. For the six months ended June 30, 2005, we recognized $91 thousand of asset management fees. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at June 30, 2005.

Interest Income on Investment Portfolio

We had interest income of $6.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. The increased interest income is attributable to higher average invested balances subsequent to the July 2004 issuance of subordinated debt and the raising of additional equity through our IPO, coupled with higher yields in the cash equivalents and investment accounts, as compared with the six month period ended June 30, 2004. Average yields on the cash equivalents and available-for-sale investments were 2.92% in the six months ended June 30, 2005 compared with 1.02 % in the six months ended June 30, 2004. This increase is primarily due to a general increase in market interest rates, coupled with an extension in the average duration of our investment portfolio during the second quarter of 2005. Our total cash, cash equivalents and available-for-sale investments were approximately $487.5 million and $276.0 million as of June 30, 2005 and 2004, respectively.

Foreign Currency Revaluation

We started selling Euro-denominated credit swaps in February 2003 and by June 30, 2004, Euro-denominated credit swaps comprised 26.9% of the notional amount of our credit swaps sold portfolio. The Euro had depreciated in value against the U.S. dollar by approximately 10.6 % and 3.0% during the first half of 2005 and 2004, respectively, and this depreciation resulted in a net loss of $1.5 million and $106 thousand for the six months ended June 30, 2005 and 2004, respectively.

Operating Expenses

Our operating expenses (excluding financing costs) were approximately $13.7 million and $11.2 million for the six months ending June 30, 2005 and 2004, respectively, as summarized below:

($ in thousands)	Six months ended June 30,
	2005	2004
Employee compensation	$8,602	$7,284
Professional and legal fees	1,750	778
Fixed asset depreciation and amortization	1,041	959
Technology and data	715	671
Other	1,618	1,465
Total Operating Expenses	$13,726	$11,157
Number of full-time employees, at end of period	34	31

The increase in employee compensation over these periods was partially due to the increase in the number of employees as the business expanded its operations. In addition, in the first quarter of 2005 we accrued an additional expense of approximately $800 thousand for the accelerated compensation expenses and accelerated vesting of stock related to the departure of former employees. Professional and legal fees expense includes audit and tax advisor expenses, legal costs and insurance expenses. The increase in professional fees is related to increased costs associated with the requirements of being a public company. Other operating expenses include rent, bank fees and investment management fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other operating expenses is partially due to an increase in bank fees and asset management fees, as our cash, cash equivalents and investment balances are higher than the 2004 period. This was partially offset by a decrease in brokerage fees, as we restricted our use of brokers during 2005. The remainder of the other operating expenses increased over the prior period primarily due to expanded operations and our status as a public company.

Interest Expense and Preferred Distributions

For the six months ended June 30, 2005, we incurred $969 thousand of interest expense on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004. The interest rate for the 30-year subordinated debt is fixed at 2.57% for a period of one year from the issuance date. Primus Financial also made net distributions of $1.8 million and $1.1 million during the six months ended June 30, 2005 and 2004, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rates paid on these securities was 3.46% and 1.75% during the six months ended June 30, 2005 and 2004, respectively.

Income Taxes

Provision for income taxes was $45 thousand and $117 thousand for the six months ended June 30, 2005 and 2004, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $9.3 million and $5.9 million as of June 30, 2005 and 2004, respectively. The change in the deferred tax asset and valuation allowance resulted from Primus Asset Management's estimated net operating loss. As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) since inception, would have been approximately $40.6 million through June 30, 2005, and a benefit of approximately $9.4 million for the six months ended June 30, 2005. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2005 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property Lease	$5,395	$753		$1,512		$1,545		$1,585
Subordinated deferrable interest notes	75,000	—	(a)	—	(a)	—	(a)	75,000
Total	$80,395	$753		$1,512		$1,545		$76,585

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as it is an auction rate obligation.

Property Lease:    Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. There are no material restrictions imposed by the lease agreement and the lease is categorized as an operating lease.

Subordinated deferrable interest notes:    For information on the terms of our subordinated deferrable interest notes, see Note 6 to our consolidated financial statements.

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

Primus Financial issued $110.0 million of Primus Financial Cumulative Preferred Stock on December 19, 2002 in two series, Series I and Series II, to a trust, ("the Trust"). In conjunction with the receipt of the securities, the Trust issued $100.0 million of Money Market Preferred Securities Custodial Receipts, or MMP Receipts, in two series, Series A and Series B, to various institutional investors in a private placement. The Trust also issued $10.0 million of Variable Inverse Preferred Securities Custodial Receipts that were retained by Primus Financial. One series of MMP Receipts pays distributions every 28 days based on an auction rate set on the prior business day and the other series makes payments quarterly, based on an auction rate, which is currently set annually, and was last set in January 2005. After December 19, 2012, Primus Financial may redeem the securities, in whole or in part, on any distribution date at the face amount plus accumulated and unpaid dividends. However, Primus Financial is not required to redeem the securities, nor is it required to establish a sinking fund. For the three months ended June 30, 2005 and 2004, Primus Financial made net distributions to the Trust's MMP Receipts of $1.1 million and $605 thousand, respectively. For the six months ended June 30, 2005 and 2004, Primus Financial made net distributions to the Trust's MMP Receipts of $1.8 million and $1.1 million, respectively.

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes is fixed at a rate of 2.57% for a period of one year, expiring in July of 2005, at which point the rate will be set through a monthly auction process. The notes mature in July 2034.

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

Additionally, as required by our operating guidelines, Primus Financial maintains a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. The purpose of the liquidity facility is to provide Primus Financial with cash in the event it is obligated to purchase a Reference Entity's debt obligation as the result of a credit event and could not liquidate its investments in order to settle a purchase on a timely basis. The liquidity facility requires that Primus Financial have United States government securities available to pledge as collateral on any advances made under the facility. The facility is renewable on an annual basis at the option of Primus Financial or Harris Trust. The facility has a maturity date of March 31, 2006. We intend to request an extension of this facility or replace it with a similar facility with another lender at each annual maturity date so long as we are required to do so by the operating guidelines. We have applied to the rating agencies for permission to terminate this facility. As of June 30, 2005, there have been no credit events and there have been no borrowings under the facility.

We receive cash from the receipt of credit swap premiums, the net proceeds from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash has been used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased and preferred share distributions. Our cash, cash equivalents and available-for-sale investments were approximately $487.5 million and $482.1 million as of June 30, 2005 and December 31, 2004, respectively.

Cash Flows

Cash flows from operating activities – Net cash provided by operating activities was $9.7 million and $10.1 million for the six months ended June 30, 2005 and 2004, respectively. In 2005 we had higher premium income as compared with the 2004 period, due to the increased size of our credit swaps sold portfolio. However, this increase was offset by net realized losses in the first half of 2005 of $1.8 million, as compared with net realized gains of $2.8 million in the first half of 2004. Additionally, there was an increase in operating expenses in the six months ended June 30, 2005 as compared with the same period of 2004, due to our expanded operations and costs associated with being a public company.

Cash flows from investing activities – Net cash (used in) provided by investing activities was $(125.9) million and $92 thousand for the six months ended June 30, 2005 and 2004, respectively. The main reason for this increase in use of cash was the purchases of available-for-sale securities during the first half of 2005.

Cash flows from financing activities – Net cash (used in) provided by financing activities was $(4.0) million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively. This increase in use of cash is primarily due to the payment of $2.5 million in the first quarter of 2005, representing the amount withheld to pay employee income taxes due upon the delivery of common shares to our employees, coupled with an increase in preferred distributions of a subsidiary in the six months ended June 30, 2005. In addition, during the six months ended June 30, 2004, we received $5.5 million as proceeds from the exercise of warrants.

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

For the three months ended June 30, 2005 and 2004, we realized $470 thousand and $936 thousand of gains, respectively, from the early termination of credit swaps sold. The amortized gains for those periods were $1.7 million and $1.5 million, respectively. For the six months ended June 30, 2005 and 2004, we realized $589 million and $2.1 million of gains, respectively, from the early termination of credit swaps sold. The amortized gains for those periods were $3.3 million and $3.0 million, respectively. At June 30, 2005, future amortization of gains from all credit swaps terminated prior to that date will be recognized as follows (in thousands):

Year ending December 31, 2005	$6,701
Year ending December 31, 2006	6,713
Year ending December 31, 2007	4,599
Year ending December 31, 2008	431
Year ending December 31, 2009	15

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. In cases where we purchase credit swaps as short-term investments, we incur the cost of paying premiums until we terminate the purchased credit protection. We undertake these transactions in the expectation that the market credit swap premium level for the Reference Entity will rise subsequent to our purchase of protection, but any gains realized upon termination may not suffice to offset the premium expense we have incurred while holding the purchased credit protection. Indeed, the market credit swap premium level for the Reference Entity may fall and we may incur termination losses as well as premium expense as a result. The fair value of our credit swaps purchased will be affected by market credit swap premium levels, which will affect our net income. Currently, we purchase a limited amount of credit protection, relative to the size of our portfolio of credit swaps sold, and the cost of purchased credit protection does not materially impact our overall operating margin. The notional amount outstanding on credit swaps we purchased as short-term investments was $389.5 million at June 30, 2005.

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

The Primus Financial Cumulative Preferred Stock pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Stock reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial's annual distribution cost by approximately $125 thousand for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts as the interest and auction rate for such MMP Receipts were set for a one year period on January 20, 2005.

In addition, interest rate movements may increase or decrease the interest expense we incur on our $75 million of subordinated deferrable interest notes. A 25 basis point increase or decrease in the level of those rates would have increased or decreased Primus Financial's interest expense by $47 thousand and $94 thousand for the three and six months ended June 30, 2005, however, during those periods the interest rate on the subordinated deferrable interest notes was fixed for a one year period expiring in July of 2005, at which point the rate will be set through a monthly auction process. We also have exposure to currency rates as we have sold Euro-denominated credit swaps. As of June 30, 2005, we have kept the premiums received from these transactions in Euro-denominated money market accounts. The value of the cash Euro balances is translated into United States dollars at current spot rates. Changes in the value of the Euro compared with the United States dollar may have an impact on our net income. We do not hedge any interest rate or currency market risks.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At June 30, 2005 and 2004, the notional amount of credit swaps outstanding with respect to our counterparties that had credit ratings of below investment grade were $5.0 million and $6.0 million, respectively. The fair value of the above-mentioned credit swaps at June 30, 2005 and 2004 were $21 thousand and $27 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 5, 2005. At that meeting, the following matters were submitted to a vote of our stockholders:

Item No. 1

To approve the election and re-election as directors of the Company to serve three-year terms expiring at the Annual Meeting in 2008 and until their successors are duly elected and qualified.

	For	Withheld
Paul S. Giordano	41,776,250	70,550
Robert R. Lusardi	41,776,250	70,550
John A. Ward III	41,751,177	95,623

Item No. 2

To approve the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2005.

For	41,824,595
Against	3,425
Abstain	18,780

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Rule 13a–14(a)/15d–14(a) Certification
31.2	Rule 13a–14(a)/15d–14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 12, 2005