Form 10-Q
period 2005-09-30
PRIMUS GUARANTY LTD
filed 2005-11-14
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 5, 2005, the number of shares outstanding of the issuer's common stock, $0.08 par value, was 43,140,288.

Primus Guaranty, Ltd.
Form 10-Q
For the quarter ended September 30, 2005

Part I.    Financial Information

Item 1.    Financial Statements

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(dollars in 000s except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$80,951	$320,989
Available-for-sale investments	416,597	161,101
Accrued interest receivable	4,135	1,381
Accrued premiums on credit swaps	3,198	3,349
Premiums receivable on credit swaps	160	197
Premiums receivable on financial guarantees	400	800
Asset management fee receivable	3	15
Prepaid expenses	524	868
Unrealized gain on credit swaps, at fair value	29,157	46,517
Fixed assets, less accumulated depreciation of $693 in 2005 and $493 in 2004	1,627	1,800
Internal use software costs, less accumulated amortization of $7,267 in 2005 and $5,893 in 2004	3,415	4,297
Income tax receivable	279	279
Debt issuance costs	1,124	1,125
Total assets	$541,570	$542,718

Liabilities, preferred securities of subsidiary and shareholders' equity
Accounts payable and accrued expenses	$1,798	$904
Compensation accrual	3,916	5,317
Brokerage fees payable	6	14
Taxes payable	220	12
Interest payable	95	364
Long-term debt	75,000	75,000
Unrealized loss on credit swaps, at fair value	1,737	259
Deferred rent payable	435	455
Deferred financial guarantee premiums	506	806
Deferred credit swap premiums	51	69
Total liabilities	83,764	83,200
Preferred securities of subsidiary	98,521	98,521
Shareholders' equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 43,120,989 and 42,780,033 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3,682	3,535
Additional paid-in-capital	264,698	264,860
Warrants	612	612
Accumulated other comprehensive loss	(2,670)	—
Retained earnings	92,963	91,990
Total shareholders' equity	359,285	360,997

Total liabilities, preferred securities of subsidiary and shareholders' equity	$541,570	$542,718

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(amounts in 000s except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Revenues
Net credit swap revenue	$27,449	$23,331	$15,672	$26,166
Premiums earned on financial guarantees	101	99	300	295
Investment portfolio realized gains/(losses)	(3)	—	20	—
Interest income on investment portfolio	4,483	1,166	10,969	2,534
Rental income	—	—	—	40
Asset management fees	49	3	140	3
Foreign currency revaluation	55	66	(1,464)	(40)
Total net revenues	32,134	24,665	25,637	28,998

Expenses
Employee compensation and benefits	3,537	3,858	12,139	11,142
Professional and legal fees	981	382	2,731	1,160
Fixed asset depreciation and amortization	533	494	1,574	1,453
Technology and data	535	243	1,250	914
Rent	191	193	567	550
Bank and investment management fees	203	275	660	438
Rating agency fees	61	151	216	289
Brokerage expense	18	151	107	515
Interest expense	649	375	1,640	375
Other	332	136	873	579
Total expenses	7,040	6,258	21,757	17,415
Distributions on preferred securities of subsidiary	(1,022)	(403)	(2,797)	(1,550)
Income before provision for income taxes	24,072	18,004	1,083	10,033
Benefit/(Provision) for income taxes	(63)	22	(108)	(95)
Net income available to common shares	$24,009	$18,026	$975	$9,938

Earnings per common share:
Basic	$0.56	$4.23	$0.02	$2.57
Diluted	$0.54	$0.51	$0.02	$0.28
Average common shares outstanding:
Basic	43,120	4,264	43,147	3,866
Diluted	44,543	35,219	44,673	35,081

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(dollars in 000s)

	Nine months ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$975	$9,938
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation of fixed assets	200	167
Amortization of internal use software costs	1,374	1,286
Stock compensation	2,149	2,095
Net unrealized loss on credit swap portfolio	18,837	10,412
Unrealized loss on sublease	—	(39)
Deferred rent	(20)	(13)
Amortization of debt issuance costs	31	—
Distributions on preferred securities of subsidiary	2,798	1,550
Increase (decrease) in cash resulting from changes in:
Premiums receivable on credit swaps	37	112
Accrued premiums on credit swaps	151	174
Deferred credit swap premiums	(17)	(38)
Deferred financial guarantee premiums	(299)	(295)
Brokerage fees payable	(8)	(14)
Accrued interest receivable	(2,754)	(263)
Premiums receivable on financial guarantees	400	401
Prepaid expenses	344	(712)
Other	—	527
Asset management fee receivable	12	—
Accounts payable and accrued expenses	889	188
Compensation accrual	(1,400)	(995)
Interest payable	(269)	375
Taxes payable.	208	50
Net cash provided by operating activities	23,638	24,906
Cash flows from investing activities
Fixed asset purchases.	(27)	(125)
Net sale (purchase) of investments.	(258,165)	539
Other asset purchases	(492)	(440)
Net cash used in investing activities	(258,684)	(26)
Cash flows from financing activities
Retirement of common shares	(2,397)	—
Proceeds from long term subordinated debt issuance of subsidiary	—	75,000
Proceeds from issuance of common shares	234	—
Debt issuance costs	(31)	(958)
Initial public offering costs	—	(3,300)
Exercise of warrants	—	5,500
Net preferred distributions of subsidiary	(2,798)	(1,550)
Net cash (used in)/ provided by financing activities	(4,992)	74,692
Net (decrease)/ increase in cash	(240,038)	99,572
Cash and cash equivalents at beginning of period	320,989	257,967
Cash and cash equivalents at end of period	$80,951	$357,539
Supplemental disclosures
Cash paid for interest	$1,879	$—
Cash paid for taxes	$4	$44

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

1.    Organization and Basis of Presentation

Primus Guaranty, Ltd. ("Primus Guaranty" or the "Company"), is a Bermuda holding company and the 100% owner of Primus (Bermuda), Ltd. ("Primus Bermuda"), also a Bermuda holding company. The Company considers its legal domicile to be where it is incorporated, Bermuda. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC ("Primus Group Holdings"), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries: Primus Financial Products, LLC ("Primus Financial"), and Primus Asset Management, Inc. ("Primus Asset Management"). Primus Financial is a Delaware limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor's Rating Services ("S&P") and Aaa from Moody's Investors Service, Inc. ("Moody's" and, together with S&P, the "Rating Agencies"). Primus Financial is primarily a provider of credit risk protection in the form of credit swaps, covering single name, corporate and sovereign financial obligations. Primus Financial also sells credit protection referencing portfolios containing obligations of multiple reference entities, or tranches. Primus Asset Management is a provider of administrative and technology support to Primus Financial and an asset manager for Primus Financial and third parties.

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

The consolidated financial statements are presented in U.S. dollar equivalents. At September 30, 2005 and December 31, 2004, Primus Financial's credit swap activities were conducted in U.S. dollars and Euros.

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
September 30, 2005

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

Financial Guarantee-Insurance Contracts

The Company has undertaken a limited amount of financial guarantee business through its subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. The Company designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133 as amended by SFAS No. 149. This scope exception requires that the guaranteed party be exposed to loss both at inception and over the life of the contract, incurrence of loss must be a precondition for payment under the contract, and these losses are based on payments to be made solely to reimburse the guaranteed party for failure of the debtor to satisfy its required payment obligations under a nonderivative contract, either at pre-specified payment dates or accelerated payment dates as a result of the occurrence of an event of default (as defined in the financial obligation covered by the guarantee contract) or notice of acceleration being made to the debtor by the creditor. Thus, the Company accounts for its financial guarantee contracts in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. Such costs generally include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses. No costs have been deferred by the Company as of September 30, 2005, as any such amounts have been immaterial.

Deferred Financial Guarantee Premiums

Unearned premiums related to the financial guarantee protection provided are used to establish the liability at inception. This liability is reflected in income on a straight-line basis over the period the risk protection is provided.

Unpaid Losses and Loss Expenses on Financial Guarantees

Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of loss settlement expenses on the obligations it has insured. Estimates will be based upon historical industry loss experience modified for current trends as well as prevailing economic, legal and social conditions. Any changes in estimates are reflected in operating results in the period in which the estimates changed. At September 30, 2005 and at December 31, 2004, the Company had no loss reserves recorded.

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

Employee Compensation Plans

In 2003, the Company adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Compensation expense is recognized based on the fair value of stock options, performance shares, restricted shares and restricted share units ("RSU") granted over the related vesting period. The fair value of the stock options granted is determined through the use of a market accepted option-pricing model.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95 Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission ("SEC") amended the effective date of SFAS No. 123 (R) to provide additional time for companies to comply with the reporting requirements. The Company will adopt SFAS No. 123 (R) on January 1, 2006, and does not expect a material impact on the consolidated financial statements.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123 (R), the modification of employee share options prior to the adoption of SFAS No. 123 (R) and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). SAB No. 107 was effective March 29, 2005. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

4.    Available-for-Sale Investments

Available-for-sale investments included obligations of the United States of America or direct debt obligations of U.S. Agencies (including government-sponsored enterprises) rated AAA and Aaa by the respective Rating Agencies. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days. At September 30, 2005, no investment has an original maturity or maturity at time of purchase of greater than 3 years.

Available-for-sale investments are reported in the balance sheet at their fair value. Changes in fair value are reported in other comprehensive income/(loss) in shareholders' equity, net of taxes.

5.     Credit Swap Revenues and Portfolio

Net credit swap revenue, as presented in the consolidated statement of operations, is comprised of changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on terminated or assigned credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its balance sheet at their fair value. Changes in the fair value of the Company's credit swap portfolio are recorded as unrealized gains or losses in the Company's consolidated statement of operations. If a credit swap has an increase in fair value during a period, the increase will add to the Company's net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from the Company's net credit swap revenues for that period. Changes in the fair value of the Company's credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero. In general, the Company aggregates fair values of individual credit swaps by counterparty for presentation on the Company's statement of condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the statement of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the statement of financial condition. Aggregation by counterparty is applied where a valid International Swaps and Derivatives Association ("ISDA") master agreement is in place with the counterparty. In instances where the Company does not yet have a valid ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was in a gain or a loss position.

As a general rule, when the Company sells credit protection, it intends to hold the transaction until maturity. However, there are two sets of circumstances in which the Company could elect to terminate transactions prior to maturity, and the Company monitors its portfolio on a continuing basis to assess whether those circumstances are present.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs.

The Company distinguishes among credit swaps sold – single name, credit swaps sold – tranche, credit swaps purchased as short-term investments and credit swaps purchased to offset the credit risk on credit swaps previously sold. Credit swaps sold – single name refers to credit swap protection relating to a single reference entity. Credit swaps sold – tranche refers to credit swap protection referencing portfolios containing obligations of multiple reference entities, which we began selling during the second quarter of 2005. We have only purchased credit swap protection against single name reference entities. The tables below present the components of credit swap revenues for the three and nine months ended September 30, 2005 and 2004, in thousands.

Net credit swap revenues/ (losses) for the three months ended September 30, 2005

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$14,177	$201	$(1,264)	$15,214	$28,328
Credit swaps sold – tranche	114	—	—	(167)	(53)
Credit swaps purchased as short-term investments	(308)	15	(26)	(455)	(774)
Credit swaps purchased to offset credit risk on certain swaps sold	(21)	—	(174)	143	(52)
Total	$13,962	$216	$(1,464)	$14,735	$27,449

Net credit swap revenues/ (losses) for the nine months ended September 30, 2005

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$38,458	$790	$(4,283)	$(19,514)	$15,451
Credit swaps sold – tranche	210	—	—	300	510
Credit swaps purchased as short-term investments	(1,040)	671	(56)	171	(254)
Credit swaps purchased to offset credit risk on certain swaps sold	(67)	—	(174)	206	(35)
Total	$37,561	$1,461	$(4,513)	$(18,837)	$15,672

Net credit swap revenues/ (losses) for the three months ended September 30, 2004

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$11,192	$3,251	$(778)	$10,998	$24,663
Credit swaps purchased as short-term investments	(279)	346	(34)	(1,335)	(1,302)
Credit swaps purchased to offset credit risk on certain swaps sold	(23)	—	—	(7)	(30)
Total	$10,890	$3,597	$(812)	$9,656	$23,331

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

Net credit swap revenues/ (losses) for the nine months ended September 30, 2004

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold – single name	$31,600	$5,360	$(791)	$(9,254)	$26,915
Credit swaps purchased as short-term investments	(527)	1,086	(81)	(1,198)	(720)
Credit swaps purchased to offset credit risk on certain swaps sold	(69)	—	—	40	(29)
Total	$31,004	$6,446	$(872)	$(10,412)	$26,166

The notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at September 30, 2005 and December 31, 2004 are as follows (in thousands and US dollar equivalent):

	September 30, 2005	December 31, 2004
Gross Notional Amounts:
Credit swaps sold – single name	$13,028,562	$10,544,728
Credit swaps sold – tranche	50,000	—
Credit swaps purchased	358,364	468,175
Fair value:
Asset	29,157	46,517
Liability	1,737	259
Average fair value:
Asset	29,483	33,778
Liability	3,475	392

"Asset" in the above table represents unrealized gains on credit swaps while "Liability" represents unrealized losses on credit swaps. All credit swaps that have been contractually established with each counterparty under an ISDA master agreement are subject to netting arrangements. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are presented net by counterparty, where a master agreement is in place. "Average fair value" in the table above represents the averages over the nine months ended September 30, 2005 and the year ended December 31, 2004.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the master agreement) is incurred by either party.

Primus Financial is primarily a Seller of credit swaps, although it may also buy credit swaps. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. In addition, Primus Financial is permitted to purchase credit swaps in order to seek short-term market appreciation as a limited percentage of its overall portfolio (represented as Credit Swaps Purchased in the below tables). The company's operating guidelines and board authorization limits the notional amount of credit swaps purchased for this purpose to seven and a half percent of the notional amount of credit swaps sold.

The primary risks inherent in the Company's activities are (a) that Reference Entities specified in its credit swap transactions will incur Credit Events (Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring) that will require Primus Financial to make payments to the Buyers of the transactions, (b) where Primus Financial is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from Primus Financial will default on their required premium payments at times when the fair value of the underlying transactions are positive to Primus Financial. Since inception, none of these events have occurred.

The tables below summarize the notional amounts and fair value at risk to performance by Reference Entities and Counterparties of credit swap transactions, which are recorded at fair value (summarized by credit rating) as of September 30, 2005 and December 31, 2004. Fair Value is the fair value of all transactions after consideration of offsetting exposures under Master Agreements with counterparties.

Risk off-set transactions are included in the table above and tables below as part of Credit Swaps Purchased. The total notional amounts of risk off-set transactions were zero and $5.0 million at September 30, 2005 and December 31, 2004, respectively. Fair value of the risk offset transactions equaled zero and $(206) thousand at September 30, 2005 and December 31, 2004, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

(in thousands and U.S. dollar equivalent)

	September 30, 2005		December 31, 2004
Moody's Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold – Single Name:
Aaa	$580,130	$966	$651,270	$866
Aa	2,353,109	6,281	1,917,131	5,609
A	5,270,203	17,561	4,310,452	22,511
Baa	4,682,055	9,103	3,642,330	19,295
Ba	110,065	(3,173)	23,545	179
B	33,000	(1,586)	—	—
Total	$13,028,562	$29,152	$10,544,728	$48,460
Credit Swaps Sold – Tranche:
Aa	$50,000	$300	$—	$—
Total	$50,000	$300	$—	$—
Credit Swaps Purchased:
Aaa	$44,052	$(231)	$47,090	$(158)
Aa	12,026	(29)	13,545	(44)
A	185,195	(802)	209,815	(803)
Baa	81,013	(671)	160,635	(969)
NR	36,078	(298)	37,090	(228)
Total	$358,364	$(2,031)	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold – Single Name:
Aaa	$5,000	$42	$5,000	$49
Aa	10,995,674	22,110	8,304,867	35,922
A	2,027,888	7,000	2,234,861	12,489
Total	$13,028,562	$29,152	$10,544,728	$48,460
Credit Swaps Sold – Tranche:
Aa	$50,000	$300	$—	$—
Total	$50,000	$300	$—	$—
Counterparty Seller
Credit Swaps Purchased:
Aa	$280,325	$(1,553)	$387,858	$(1,699)
A	78,039	(478)	80,317	(503)
Total	$358,364	$(2,031)	$468,175	$(2,202)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

	September 30, 2005		December 31, 2004
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity
Credit Swaps Sold − Single Name:
AAA	$630,130	$963	$627,725	$822
AA	1,963,109	4,747	1,826,628	4,462
A	6,029,816	21,103	4,863,204	25,569
BBB	4,265,494	8,529	3,217,171	17,536
BB	125,013	(4,712)	10,000	71
B	15,000	(1,478)	—	—
Total	$13,028,562	$29,152	$10,544,728	$48,460
Credit Swaps Sold − Tranche:
AA	$50,000	$300	$—	$—
Total	$50,000	$300	$—	$—
Credit Swaps Purchased:
AAA	$20,000	$(67)	$57,090	$(198)
AA	24,052	(68)	27,090	(109)
A	229,247	(1,164)	216,270	(940)
BBB	73,039	(594)	167,725	(955)
NR	12,026	(138)	—	—
Total	$358,364	$(2,031)	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold − Single Name:
AAA	$35,065	$(118)	$5,000	$49
AA	8,959,205	16,599	6,643,559	27,941
A	4,034,292	12,671	3,896,169	20,470
Total	$13,028,562	$29,152	$10,544,728	$48,460
Credit Swaps Sold − Tranche:
AA	$50,000	$300	$—	$—
Total	$50,000	$300	$—	$—
Counterparty Seller
Credit Swaps Purchased:
AA	$236,273	$(1,417)	$290,768	$(1,433)
A	122,091	(614)	177,407	(769)
Total	$358,364	$(2,031)	$468,175	$(2,202)

Primus Financial's operating guidelines impose various limits on the geographical concentration of its business based on the country of domicile of each Reference Entity. Additionally, Primus Financial's counterparties are global financial institutions, and nearly all have entered into Master Agreements with Primus Financial that consolidate the counterparty risk to one office of that counterparty. For the nine months ended September 30, 2005, three counterparties each generated

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

greater than ten percent of the Company's total premium revenue, and for the nine months ended September 30, 2004, three counterparties each generated greater than ten percent of the Company's total premium revenue.

The table below shows the geographical distribution of Primus Guaranty's credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (in thousands and U.S. dollar equivalent):

	September 30, 2005		December 31, 2004
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$7,828,565	$12,779	$5,798,363	$28,926
Europe	4,645,997	15,436	4,367,365	17,733
Pacific	425,000	976	305,000	1,421
Others	129,000	(39)	74,000	380
Total	$13,028,562	$29,152	$10,544,728	$48,460
By Counterparty:
North America	$7,105,047	$12,389	$5,596,849	$23,146
Europe	5,826,515	16,690	4,885,879	25,110
Pacific	50,000	(32)	—	—
Others	47,000	105	62,000	204
Total	$13,028,562	$29,152	$10,544,728	$48,460
Credit Swaps Sold – Tranche
By Counterparty:
U.S.	$50,000	$300	$—	$—
Total	$50,000	$300	$—	$—
Credit Swaps Purchased
By Reference Entity:
North America	$190,000	$(1,170)	$265,000	$(1,282)
Europe	168,364	(861)	203,175	(920)
Total	$358,364	$(2,031)	$468,175	$(2,202)
By Counterparty:
North America	$146,078	$(834)	$215,635	$(935)
Europe	192,286	(1,046)	232,540	(1,110)
Others	20,000	(151)	20,000	(157)
Total	$358,364	$(2,031)	$468,175	$(2,202)

We do not break out the notional amount and fair value by country of the Reference Entities for credit swaps sold – tranche, as we consider it not meaningful.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
September 30, 2005

The table below shows the distribution of Primus Guaranty's credit swap portfolio by year of maturity as of September 30, 2005 and December 31, 2004 (in thousands and U.S. dollar equivalent):

	September 30, 2005		December 31, 2004
	Notional Amount	Net Fair Value of Transactions	Notional Amount	Net Fair Value of Transactions
Credit Swaps Sold – Single Name
Year of Maturity
2005	$1,121,661	$279	$2,841,441	$3,859
2006	943,693	863	1,014,554	1,340
2007	2,496,312	14,885	2,583,503	20,442
2008	1,120,586	8,786	1,184,157	11,427
2009	2,702,359	6,313	2,901,073	11,423
2010	4,643,951	(1,974)	20,000	(31)
Total	$13,028,562	$29,152	$10,544,728	$48,460
Credit Swaps Sold – Tranche
Year of Maturity
2010	$50,000	$300	$—	$—
Total	$50,000	$300	$—	$—
Credit Swaps Purchased
Year of Maturity
2007	$10,000	$(60)	$10,000	$(43)
2008	—	—	15,000	(21)
2009	333,364	(1,962)	443,175	(2,138)
2010	15,000	(9)	—	—
Total	$358,364	$(2,031)	$468,175	$(2,202)

6.    Long Term Debt of Subsidiary

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004 that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The rate on the notes is set through a monthly auction process, although the Company has the option to fix the rate for longer periods of time. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes was fixed on the issue date at a rate of 2.57% (LIBOR plus 20 basis points) for a period of one year, expiring in July of 2005, at which point the rate was set through a monthly auction process. The Company incurred interest expense (excluding amortization of debt issuance costs) of $639 thousand and $1.6 million on these subordinated notes for the three and nine months ended September 30, 2005, respectively.

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
September 30, 2005

7.    Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Three months ended September 30,			Nine months ended September 30,
	2005	2004		2005	2004
Net earnings available to common stockholders	$24,009	$18,026		$975	$9,938
Weighted-average basic shares outstanding	43,120	4,264		43,147	3,866
Effect of dilutive instruments
Series A Preferred Stock	—	29,620	(a)	—	29,842	(a)
Employee stock options	88	41		142	28
Restricted share units	508	339		508	390
Warrants	827	955		876	956
Dilutive potential shares	1,423	30,955		1,526	31,216
Diluted shares	44,543	35,219		44,673	35,082
Basic EPS	$0.56	$4.23		$0.02	$2.57
Diluted EPS	$0.54	$0.51		$0.02	$0.28

(a)	For the three and nine months ended September 30, 2004, Series A Preferred Stock which converted to 29,953 thousand shares was included. These shares converted to common shares upon the Company's listing on the NYSE at September 30, 2004.

8.    Stock Based Compensation

For the nine months ended September 30, 2005, the company retired common shares in an amount equal to approximately $2.4 million, representing the amount withheld to pay income taxes on behalf of employees due upon the delivery of common shares to its employees. In addition, for the three and nine months ended September 30, 2005, zero and approximately 40 thousand options were exercised, respectively.

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

Financial Guarantees

We have undertaken a limited amount of financial guarantee business through our subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. Primus Re designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We account for our financial guarantee contracts in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred. Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. No policy acquisition costs have been deferred by us as of September 30, 2005, as any such amounts have been immaterial. As of September 30, 2005, only three contracts had been written.

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

Stock-Based Employee Compensation Plans

In 2003, we adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed in SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under these rules, compensation expense is recognized based on the fair value of stock options, performance shares, restricted shares and restricted share units at the time of an award, adjusted and amortized over the related vesting period. The fair value of the stock options granted is determined through the use of a market-standard option-pricing model, which requires judgment as to appropriate volatility and interest rate factors.

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

Results of Operations

Three months ended September 30, 2005 compared with three months ended September 30, 2004

We had net income of $24.0 million and $18 million for the three months ended September 30, 2005 and 2004, respectively. The net increase for the quarter ended September 30, 2005 was primarily driven by the increase in unrealized gains caused by the appreciation in the value of the credit swap portfolio during the quarter and an increase in net premiums earned, The results for the quarter ended September 30, 2005 and the quarter ended September 30, 2004, are discussed below.

Net Credit Swap Revenue (Loss)

Net credit swap revenue was $27.4 million and $23.3 million for the three months ended September 30, 2005 and 2004, respectively. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the three months ended September 30, 2005 and 2004:

($ in thousands)	Three months ended September 30,
	2005	2004
Net premiums earned	$13,962	$10,890
Net realized gains (losses) on credit swaps	(1,248)	2,785
Net unrealized gains on credit swaps	14,735	9,656
Total Net Credit Swap Revenue	$27,449	$23,331

Net Premiums Earned

Net premiums earned were $14.0 million and $10.9 million for the three months ended September 30, 2005 and 2004, respectively. Net premiums earned include:

•	Premium income on credit swaps sold-single name;

•	Premium income on credit swaps sold-tranche;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the size of the credit swaps sold portfolio. The increase was slightly offset by increased premiums paid for credit swaps purchased for short-term investment purposes in the third quarter of 2005. The table below shows the component parts of net premiums earned for the three months ended September 30, 2005 and 2004.

($ in thousands)	Three months ended September 30,
	2005	2004
Premium income on credit swaps sold-single name	$14,177	$11,192
Premium income on credit swaps sold-tranche	114	—
Premium expense on credit swaps purchased as short-term investments	(308)	(279)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(21)	(23)
Total Net Premiums Earned	$13,962	$10,890

Premium income on credit swaps sold-single name increased primarily as a result of the expansion in our credit swaps sold portfolio. The notional amounts outstanding of credit swaps sold were $13.0 billion and $9.4 billion at September 30, 2005 and 2004, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranche sold was $114 thousand for the third quarter of 2005, and the total notional amount outstanding was $50 million at September 30, 2005.

The premium expense on credit swaps purchased as short-term investments was $308 thousand and $279 thousand for the three months ended September 30, 2005 and 2004, respectively. The notional amounts outstanding on credit swaps purchased as short-term investments were $358.4 million and $372.9 million at September 30, 2005 and 2004, respectively.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain credit swaps sold were zero and $5.0 million at September 30, 2005 and 2004, respectively.

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

As of September 30, 2005, there have been no credit events, however, in certain circumstances we will terminate a credit swap at a realized loss. In general, we terminate credit swaps at a loss where we perceive that the credit quality of the underlying reference entity risk has deteriorated, and we wish to reduce or eliminate our exposure to the reference entity. We may also terminate a credit swap at a loss in order to create the opportunity to rebalance our portfolio. We terminated $106.2 million and $536 million notional amount of credit swaps sold for the three months ended September 30, 2005 and 2004, respectively. Net realized gains (losses) from the early termination of credit swaps were $(1.2) million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively. The net realized losses incurred during the third quarter of 2005 was primarily the result of our decision to reduce our exposure to a limited number of reference entities, which had become the subject of leveraged buy-outs or other events, increasing the credit risk of those reference entities. We realized losses of $1.3 million and $778 thousand for the three months ended September 30, 2005, and 2004, respectively, of which nearly all was caused by the termination of credit swaps to mitigate our credit exposure.

We realized gains of $201 thousand and $3.3 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in realized gains is due to smaller gains on terminations that took place in the 2005 period.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. We terminated $30 million and $37.2 million notional amount of credit swaps purchased during the three months ended September 30, 2005 and 2004, respectively, realizing a net gain/(loss) of $(11) thousand and $312 thousand, respectively.

During the third quarter, we terminated our position where we had purchased credit swaps to offset credit risk on certain swaps sold. We realized a loss of $174 thousand and no longer maintain any positions of this nature at September 30, 2005.

Net realized gains (losses) for the three months ended September 30, 2005 and 2004 are summarized below:

($ in thousands)	Three months ended September 30,
	2005	2004
Realized gains on terminated credit swaps sold – single name	$201	$3,251
Realized losses on terminated credit swaps sold – single name	(1,264)	(778)
Realized gains on terminated credit swaps purchased as short-term investments	15	346
Realized losses on terminated credit swaps purchased as short-term investments	(26)	(34)
Realized losses on terminated credit swaps purchased to offset credit risk on certain swaps sold	(174)	—
Total Net Realized Gains (Losses) on terminated credit swaps	$(1,248)	$2,785

Net Unrealized Gains on Credit Swaps

Net unrealized gains on credit swaps were $14.7 million for the three months ended September 30, 2005 as compared with $9.7 million for the three months ended September 30, 2004. Unrealized gains on credit swaps reflects the change in the fair value of our credit swap portfolio during the respective quarter. The increase is primarily due to a larger decrease in market credit swap premium levels experienced during the quarter ended September 30, 2005 than September 30, 2004. The unrealized gains on credit swaps sold-single name, credit swaps sold-tranche and credit swaps purchased as short-term investments and for credit risk offset purposes for the three months ended September 30, 2005 and 2004 are summarized below:

($ in thousands)	Three months ended September 30,
	2005	2004
Net unrealized gains on credit swaps sold-single name	15,214	$10,998
Net unrealized gains/(losses) on credit swaps sold-tranche	(167)	—
Net unrealized gains/(losses) on credit swaps purchased as short-term investments	(455)	(1,335)
Net unrealized gains/(losses on credit swaps purchased to offset credit risk on certain credit swaps sold	143	(7)
Total Net Unrealized Losses on credit swaps	$14,735	$9,656

Asset Management Fees

We commenced our third party asset management activity during the latter part of 2004. For the three months ended September 30, 2005, we recognized $49 thousand of asset management fees. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at September 30, 2005. No new third party asset management transactions were undertaken in the third quarter of 2005.

Interest Income on Investment Portfolio

We had interest income of approximately $4.5 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively. The increased interest income is primarily attributable to higher average invested balances subsequent to the July 2004 issuance of subordinated debt and the raising of additional equity through our IPO, coupled with higher yields in the cash equivalents and investment accounts as compared with the three month period ended September 30, 2004. Average yields on the cash equivalents and available-for-sale investments were 3.64% for the three month period ended September 30, 2005 compared with 1.31% for the three month period ended September 30, 2004. The increase in average yields is primarily due to a general increase in market interest rates, coupled with an extension in the average duration of our investment portfolio in the third quarter of 2005 to approximately 2.1 years versus 0.5 years for the same period in 2004. Our total cash, cash equivalents and available-for-sale securities were approximately $497.5 million and $361 million as of September 30, 2005 and 2004, respectively.

Foreign Currency Revaluation

We started selling Euro-denominated credit swaps in February 2003 and by September 30, 2005, Euro-denominated credit swaps comprised 27.2% of the notional amount of our credit swaps sold portfolio. Our policy had been to hold the premiums received in Euros in Euro denominated investments, however, in September 2005, we exchanged the majority of our Euro cash holdings for U.S. dollars and invested the proceeds in U.S. dollar denominated securities. The Euro had appreciated in value against the U.S. dollar during the third quarters of 2005 and 2004 resulting in net gains of $55 thousand and $66 thousand for the three months ended September 30, 2005 and 2004, respectively.

Operating Expenses

Our operating expenses (excluding financing costs) were $6.4 million and $5.9 million for the three months ending September 30, 2005 and 2004, respectively, as summarized below:

($ in thousands)	Three months ended September 30,
	2005	2004
Employee compensation	$3,537	$3,858
Professional and legal fees	981	382
Fixed asset depreciation and amortization	533	494
Technology and data	535	243
Other	805	906
Total Operating Expenses	$6,391	$5,883
Number of full-time employees, at end of period	33	32

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

Interest Expense and Preferred Distributions

For the three months ended September 30, 2005, we incurred $639 thousand of interest expense on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004. The interest rate for the 30-year subordinated debt was fixed at 2.57% for a period of one year from the issuance date. Beginning July 23, 2005, the interest rate on the subordinated debt was set monthly via an auction process. Primus Financial also made net distributions of $1.0 million and $403 thousand during the three months ended September 30, 2005 and 2004, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 4.29% and 2.15% during the three months ended September 30, 2005 and 2004, respectively.

Income Taxes

Provision/(benefit) for income taxes was $63 thousand and $(22) thousand for the three months ended September 30, 2005 and 2004, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $9.3 million as of December 31, 2004. Primus Asset Management entered into a Services Agreement with Primus Financial in 2002, whereby Primus Asset Management provides services to Primus Financial including management, consulting and information technology. In September 2005, Primus Asset Management amended the Services Agreement to reflect the changing nature of the group structure and business, specifically Primus Asset Management's provision of asset management services to third parties in exchange for fees and to reflect the increasing services provided to Primus Guaranty to support its status as a public company. As a result of the amended Services Agreement, the deferred tax asset at September 30, 2005 decreased to approximately $5.7 million. The Company continues to maintain a 100 percent valuation allowance against its deferred tax asset because management has determined that it is more likely than not that the deferred tax asset will not be realized due to Primus Asset Management's history of net operating losses and inability to generate future taxable income sufficient to utilize such deferred tax asset.

As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) since inception, would have been approximately $51.8 million through September 30, 2005, and a provision of approximately $10.5 million for the three months ended September 30, 2005. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004

We had a net gain of $975 thousand and $9.9 million for the nine months ended September 30, 2005 and 2004, respectively. The net gain in the 2005 period was primarily composed of an increase in premiums earned on our growing portfolio of credit swaps and an increase in interest income during this environment of rising interest rates offset by unrealized losses caused by the depreciation in the value of our credit swap portfolio and an increase in realized losses on credit swaps.

Net Credit Swap Revenue (Loss)

Net credit swap revenue was $15.7 million and $26.2 million for the nine months ended September 30, 2005 and 2004, respectively. Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue (loss) for the nine months ended September 30, 2005 and 2004:

($ in thousands)	Nine months ended September 30,
	2005	2004
Net premiums earned	$37,561	$31,004
Net realized gains (losses) on credit swaps	(3,052)	5,574
Net unrealized losses on credit swaps	(18,837)	(10,412)
Total Net Credit Swap Revenue	$15,672	$26,166

Net Premiums Earned

Net premiums earned were $37.6 million and $31.0 million for the nine months ended September 30, 2005 and 2004, respectively. Net premiums earned include:

•	Premium income on credit swaps sold – single name;

•	Premium income on credit swaps sold – tranche;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the size of the credit swaps sold portfolio from the 2004 period, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes. The table below shows the component parts of net premiums earned for the nine months ended September 30, 2005 and 2004.

($ in thousands)	Nine months ended September 30,
	2005	2004
Premium income on credit swaps sold-single name	$38,458	$31,600
Premium income on credit swaps sold-tranche	210	—
Premium expense on credit swaps purchased as short-term investments	(1,040)	(527)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(67)	(69)
Total Net Premiums Earned	$37,561	$31,004

Premium income on credit swaps sold-single name increased primarily as a result of the expansion in our credit swap portfolio. The notional amounts outstanding of credit swaps sold were $13.0 billion and $9.4 billion at September 30, 2005 and 2004, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranche sold was $210 thousand for the nine months ended September 30, 2005, and the notional amount outstanding was $50 million at September 30, 2005.

The premium expense on credit swaps purchased as short-term investments was $1,040 thousand and $527 thousand for the nine months ended September 30, 2005 and 2004, respectively. The notional amounts outstanding on credit swaps purchased as short-term investments were $358.4 million and $372.9 million at September 30, 2005 and 2004, respectively.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain credit swaps sold were zero and $5.0 million at September 30, 2005 and 2004, respectively.

Net Realized Gains (Losses) on Credit Swaps

We terminated $356.3 million and $759 million notional amount of credit swaps sold for the nine months ended September 30, 2005 and 2004, respectively. Net realized gains/ (losses) on the early termination of credit swaps were $(3.1) million and $5.6 million for the nine months ended September 30, 2005 and 2004, respectively. The net realized losses incurred during 2005 were primarily the result of our decision to mitigate our exposure to a limited number of reference entities, which had become the subject of leveraged buy-outs or other events, increasing the credit risk of those reference entities.

We realized gains of $790 thousand and $5.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in realized gains is due to the reduced notional amount of terminations that took place in the 2005 period. We realized losses of $4.3 million for the nine months ended September 30, 2005, of which $4.1 million was caused by the termination of credit swaps to mitigate our credit exposure, and $791 thousand for the nine months ended September 30, 2004.

Where we have purchased credit protection as a short-term investment, early termination of the credit swaps is a fundamental part of the business strategy. We terminated $123 million and $226 million notional amount of credit swaps purchased during the nine months ended September 30, 2005 and 2004, respectively, realizing net gains of $615 thousand and $1.0 million, respectively.

We terminated our position where we had purchased credit swaps to offset credit risk on certain swaps sold during the third quarter of 2005. We realized a loss of $174 thousand upon termination and no longer maintain any positions of this nature at September 30, 2005.

Net realized gains (losses) for the nine months ended September 30, 2005 and 2004 are summarized below:

($ in thousands)	Nine months ended September 30,
	2005	2004
Realized gains on terminated credit swaps sold – single name	$790	$5,360
Realized losses on terminated credit swaps sold – single name	(4,283)	(791)
Realized gains on terminated credit swaps purchased as short-term investments	671	1,086
Realized losses on terminated credit swaps purchased as short-term investments	(56)	(81)
Realized losses on terminated credit swaps purchased to offset credit risk on certain swaps sold	(174)	—
Total Net Realized Gains (Losses) on terminated credit swaps	$(3,052)	$5,574

Net Unrealized Losses on Credit Swaps

Net unrealized losses on credit swaps were $18.8 million for the nine months ended September 30, 2005 as compared with $10.4 million for the nine months ended September 30, 2004. Unrealized losses on credit swaps reflect the change in the fair value of our credit swap portfolio as a result of increased premium levels. The increase in unrealized losses is due in part to a larger increase in market credit swap premium levels experienced during the nine months ended September 30, 2005 than in the same period of 2004. In 2005, we also recorded unrealized losses on certain reference entities that were downgraded or were the subject of leveraged buy-outs or other events during the period. The unrealized gains and losses on credit swaps sold-single name, credit swaps sold-tranche and credit swaps purchased as short-term investments and for credit risk offset purposes for the nine months ended September 30, 2005 and 2004 are summarized below:

($ in thousands)	Nine months ended September 30,
	2005	2004
Net unrealized losses on credit swaps sold – single name	$(19,514)	$(9,254)
Net unrealized gains on credit swaps sold-tranche	300	—
Net unrealized gains/(losses) on credit swaps purchased as short-term investments	171	(1,198)
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	206	40
Net Unrealized Losses on credit swaps	$(18,837)	$(10,412)

Asset Management Fees

We commenced our third party asset management activity during the latter part of 2004. For the nine months ended September 30, 2005, we recognized $140 thousand of asset management fees. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at September 30, 2005.

Interest Income on Investment Portfolio

We had interest income of $11.0 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increased interest income is attributable to higher average invested balances subsequent to the July 2004 issuance of subordinated debt and the raising of additional equity through our September 30, 2004 IPO, coupled with higher yields in the cash equivalents and investment accounts, as compared with the nine month period ended September 30,

2004. Average yields on the cash equivalents and available-for-sale investments were also substantially higher at 2.99% in the nine months ended September 30, 2005 compared with 1.12 % in the nine months ended September 30, 2004. This increase is primarily due to a general increase in market interest rates, coupled with an extension in the average duration of our investment portfolio during the second and third quarters of 2005. Our total cash, cash equivalents and available-for-sale investments were approximately $497.5 million and $361.0 million as of September 30, 2005 and 2004, respectively.

Foreign Currency Revaluation

The Euro had depreciated in value against the U.S. dollar during the first nine months of 2005 and 2004, respectively, and this depreciation resulted in a net loss of $1.5 million and $40 thousand for the nine months ended September 30, 2005 and 2004 ,respectively. As previously discussed, we exchanged the majority of our Euro cash holdings for U.S. dollars in September 2005.

Operating Expenses

Our operating expenses (excluding financing costs) were approximately $20.1 million and $17.0 million for the nine months ending September 30, 2005 and 2004, respectively, as summarized below:

($ in thousands)	Nine months ended September 30,
	2005	2004
Employee compensation	$12,139	$11,142
Professional and legal fees	2,731	1,160
Fixed asset depreciation and amortization	1,574	1,453
Technology and data	1,250	914
Other	2,423	2,371
Total Operating Expenses	$20,117	$17,040
Number of full-time employees, at end of period	33	32

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

Interest Expense and Preferred Distributions

For the nine months ended September 30, 2005, we incurred $1.6 million of interest expense on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004 versus $375 thousand for the nine months ended September 30, 2004. The interest rate for the 30-year subordinated debt was fixed at 2.57% for a period of one year from the issuance date. Beginning July 23, 2005, the interest rate on the subordinated debt was set monthly via an auction process and averaged 3.57% at September 30, 2005. Primus Financial also made net distributions of $2.8 million and $1.6 million during the nine months ended September 30, 2005 and 2004, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rates paid on these securities was 3.77% and 1.92% during the nine months ended September 30, 2005 and 2004, respectively.

Income Taxes

Provision for income taxes was $108 thousand and $95 thousand for the nine months ended September 30, 2005 and 2004, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $9.3 million as of December 31, 2004. Primus Asset Management entered into a Services Agreement with Primus Financial in 2002, whereby Primus Asset Management provides services to Primus Financial including management, consulting and information technology. In September 2005, the Primus Asset Management amended the Services Agreement to reflect the changing nature of the group structure and business, specifically Primus Asset Management's provision of asset management services to third parties in exchange for fees and to reflect the increasing services provided to Primus Guaranty to support its status as a public company. As a result of the amended Services Agreement, the deferred tax asset at September 30, 2005 decreased to approximately $5.7 million. The Company continues to maintain a 100 percent valuation allowance against its deferred tax asset because management has determined that it is more likely than not that the deferred tax asset will not be realized due to Primus Asset Management's history of net operating losses and inability to generate future taxable income sufficient to utilize such deferred tax asset.

As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) since inception, would have been approximately $51.8 million through September 30, 2005, and a provision of approximately $1.1 million for the nine months ended September 30, 2005. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2005 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property Lease	$5,020	$378		$1,512		$1,545		$1,585
Subordinated deferrable interest notes	75,000	—	(a)	—	(a)	—	(a)	75,000
Total	$80,020	$378		$1,512		$1,545		$76,585

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as it is an auction rate obligation.

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

Liquidity and Capital Resources

Capital Strategy

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody's. The capital required is primarily a function of Primus Financial's credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings increase our capital resources to support our credit swap business.

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

Primus Financial issued $110.0 million of Primus Financial Cumulative Preferred Stock on December 19, 2002 in two series, Series I and Series II, to a trust, ("the Trust"). In conjunction with the receipt of the securities, the Trust issued $100.0 million of Money Market Preferred Securities Custodial Receipts, or MMP Receipts, in two series, Series A and Series B, to various institutional investors in a private placement. The Trust also issued $10.0 million of Variable Inverse Preferred Securities Custodial Receipts that were retained by Primus Financial. One series of MMP Receipts pays distributions every 28 days based on an auction rate set on the business day prior to the beginning of the 28 day period and the other series currently makes payments quarterly, based on an auction rate, which is currently set annually, and was last set in January 2005. After December 19, 2012, Primus Financial may redeem the securities, in whole or in part, on any distribution date at the face amount plus accumulated and unpaid dividends. However, Primus Financial is not required to redeem the securities, nor is it required to establish a sinking fund. For the three months ended September 30, 2005 and 2004, Primus Financial made net distributions to the Trust's MMP Receipts of $1.0 million and $403 thousand, respectively. For the nine months ended September 30, 2005 and 2004, Primus Financial made net distributions to the Trust's MMP Receipts of $2.8 million and $1.6 million, respectively.

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes was fixed at a rate of 2.57% for a period of one year, expiring in July of 2005, after which the rate was set through a monthly auction process. The notes mature in July 2034.

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

Additionally, as required by our operating guidelines, Primus Financial maintains a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. The purpose of the liquidity facility is to provide Primus Financial with cash in the event it is obligated to purchase a Reference Entity's debt obligation as the result of a credit event and could not liquidate its investments in order to settle a purchase on a timely basis. The liquidity facility requires that Primus Financial have United States government securities available to pledge as collateral on any advances made under the facility. The facility is renewable on an annual basis at the option of Primus Financial or Harris Trust. The facility has a maturity date of March 31, 2006. We intend to request an extension of this facility or replace it with a similar facility with another lender at each annual maturity date so long as we are required to do so by the operating guidelines. We have applied to the rating agencies for permission to terminate this facility. As of September 30, 2005, there have been no credit events and there have been no borrowings under the facility.

We receive cash from the receipt of credit swap premiums, the net proceeds from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash has been used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased and preferred share distributions. Our cash, cash equivalents and available-for-sale investments were approximately $497.5 million and $482.1 million as of September 30, 2005 and December 31, 2004, respectively.

Cash Flows

Cash flows from operating activities – Net cash provided by operating activities was $23.6 million and $24.9 million for the nine months ended September 30, 2005 and 2004, respectively. In 2005 we had higher premium income as compared with the 2004 period, due to the increased size of our credit swaps sold portfolio. However, this increase was offset by net realized losses in the first nine months of 2005 of $3.1 million, as compared with net realized gains of $5.6 million during the same period of 2004. Additionally, there was an increase in operating expenses in the nine months ended September 30, 2005 as compared with the same period of 2004, due to our expanded operations and costs associated with being a public company.

Cash flows from investing activities – Net cash used in investing activities was $(258.7) million and $(26) thousand for the nine months ended September 30, 2005 and 2004, respectively. The main reason for this increase in use of cash was the purchases of available-for-sale securities during the first nine months of 2005, compared with the sale of investment securities during the same period of 2004.

Cash flows from financing activities – Net cash (used in) provided by financing activities was $(5.0) million and $75 million for the nine months ended September 30, 2005 and 2004, respectively. This increase in use of cash is partly due to the payment of $2.5 million in the first quarter of 2005, representing the amount withheld to pay employee income taxes due upon the delivery of common shares to our employees, coupled with an increase in preferred distributions of a subsidiary in the nine months ended September 30, 2005. In addition, during the nine months ended September 30, 2004, a subsidiary, Primus Financial, issued long term subordinated debt, raising $74 million, net of issuance costs.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and preferred distributions over at least the next twelve months.

Additional Information

U.S. GAAP applicable to derivative contracts requires us to account for the credit swaps that we buy or sell at fair value. The fair value of credit swaps is primarily determined by market credit swap premium levels, as well as the size, tenor and transacted credit swap premium levels of our swaps, and interest rates used to discount future cash flows. Premium levels, in turn, are driven by a number of factors, including the number and size of market participants willing to buy or sell credit protection at any given time and the market's perception of credit risk over the life of a particular credit swap. The latter is in turn a function of macroeconomic factors such as the overall state of the economy, corporate financial health and leverage, and geopolitical concerns. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels by terminating credit swaps prior to their maturity. Accordingly, we expect fluctuations in the fair value of our credit swap portfolio as a result of changes in credit swap premiums over time. These period-to-period changes in value have no significant effect on our business, our economic performance or cash flow. However, reflecting our credit swap portfolio at fair value produces significant changes in our revenue and net income from period to period as the market values of our credit swaps fluctuate.

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

For the three months ended September 30, 2005 and 2004, we realized $201 thousand and $3.3 million of gains, respectively, from the early termination of credit swaps sold. The amortized gains for those periods were $1.7 million and $1.5 million, respectively. For the nine months ended September 30, 2005 and 2004, we realized $790 thousand and $5.4 million of gains, respectively, from the early termination of credit swaps sold. The amortized gains for those periods were $5.0 million and $4.5 million, respectively. At September 30, 2005, future amortization of gains from all credit swaps terminated prior to that date will be recognized as follows (in thousands):

Year ending December 31, 2005	$6,770
Year ending December 31, 2006	6,783
Year ending December 31, 2007	4,620
Year ending December 31, 2008	452
Year ending December 31, 2009	29
Year ending December 31, 2010	6

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123 (R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95 Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission ("SEC") amended the effective date of SFAS No. 123 (R) to provide additional time for companies to comply with the reporting requirements. The Company will adopt SFAS No. 123 (R) and does not expect a material impact on the consolidated financial Statements.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123 (R), the modification of employee share options prior to the adoption of SFAS No. 123 (R) and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). SAB. 107 was effective March 29, 2005. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. In cases where we purchase credit swaps as short-term investments, we incur the cost of paying premiums until we terminate the purchased credit protection. We undertake these transactions in the expectation that the market credit swap premium level for the Reference Entity will rise subsequent to our purchase of protection, but any gains realized upon termination may not suffice to offset the premium expense we have incurred while holding the purchased credit protection. Indeed, the market credit swap premium level for the Reference Entity may fall and we may incur termination losses as well as premium expense as a result. The fair value of our credit swaps purchased will be affected by market credit swap premium levels, which will affect our net income. Currently, we purchase a limited amount of credit protection, relative to the size of our portfolio of credit swaps sold, and the cost of purchased credit protection does not materially impact our overall operating margin. The notional amount outstanding on credit swaps we purchased as short-term investments was $358.4 million at September 30, 2005.

We face other market risks, which are likely to have a lesser impact upon our net income than those associated with credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of our investments.

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

In addition, interest rate movements may increase or decrease the interest expense we incur on our $75 million of subordinated deferrable interest notes. A 25 basis point increase or decrease in the level of those rates would have increased or decreased Primus Financial's interest expense by $47 thousand and $141 thousand for the three and nine months ended September 30, 2005, however, during much of those periods the interest rate on the subordinated deferrable interest notes was fixed for a one year period that expired in July of 2005.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At September 30, 2005 and 2004, the notional amount of credit swaps outstanding with respect to our counterparties that had credit ratings of below investment grade were $5.0 million and $5.0 million, respectively. The fair value of the above-mentioned credit swaps at September 30, 2005 and 2004 were $42 thousand and $47 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty.

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

The company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the company's disclosure controls or its internal controls can prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

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

We did not submit any matters to a vote of security holders during the third quarter of 2005.

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

Date: November 14, 2005