Form 10-K
period 2005-12-31
PRIMUS GUARANTY LTD
filed 2006-03-15
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

441-296-0519

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name on each exchange on which registered
Common Stock, $0.08 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securites Act. Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $289,790,545 based on the closing price quoted by the New York Stock Exchange as of March 6, 2006.

As of March 6, 2006, the number of shares outstanding of the registrant’s common stock, $0.08 par value, was 43,282,173.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2006 annual meeting of shareholders are incorporated by reference into Part III of this annual report.

Primus Guaranty, Ltd.
Form 10-K
For the fiscal year ended December 31, 2005

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘project,’’ ‘‘will,’’ ‘‘would’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this annual report on Form 10-K, particularly in the ‘‘Risk Factors’’ section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Part I.

Item 1. Business

Unless otherwise indicated or the context requires otherwise, references to ‘‘we,’’ ‘‘us,’’ ‘‘our", ‘‘company,’’ or ‘‘Primus’’ refer to the consolidated operations of Primus Guaranty, Ltd., or Primus Guaranty and references to a company name refer solely to such company.

Overview

Primus Guaranty, Ltd. is a Bermuda holding company that was incorporated in 1998. Primus Financial Products, LLC, or Primus Financial, one of our principal subsidiaries and a AAA/Aaa rated seller of credit swaps. In exchange for a fixed quarterly premium we agree, upon a default or other credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, which we refer to as a Reference Entity, to pay our customer, which we refer to as a counterparty, an agreed amount. We pay this agreed amount, which we call a notional amount, upon our counterparty’s delivery to us of the Reference Entity’s debt obligation. Credit swaps are an efficient and standardized mechanism to transfer credit risk exposure. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple reference entities, which we call ‘‘tranches’’.

Primus Asset Management, Inc., or Primus Asset Management, our other principal operating subsidiary, manages Primus Financial’s credit swap business and the credit swap portfolios of third parties. For such services, Primus Asset Management receives a management fee.

Our registered office is at Clarendon House, 2 Church Street, Hamilton Street, Hamilton HM 11, Bermuda and our telephone number is 441-296-0519. The offices of our principal operating subsidiaries, Primus Financial and Primus Asset Management, are located at 360 Madison Avenue, 23rd Floor, New York, New York 10017 and their telephone number is 212-697-2227. Our stock is listed on the New York Stock Exchange, or NYSE.

Corporate Structure

We are a Bermuda company that was incorporated in 1998. Primus Financial and Primus Asset Management are organized in Delaware and are our principal operating subsidiaries. We own all of the voting securities of Primus Financial and Primus Asset Management through two intermediate holding companies, Primus (Bermuda) Ltd., (originally Primus (Barbados), Ltd. and Primus Group Holdings, Inc., or Primus Group Holdings, a Delaware company. We also have a Bermuda registered insurer, Primus Re, which offers financial guaranty insurance protection to companies that prefer insurance products to credit swaps. We incorporated Primus Re in Bermuda to take advantage of Bermuda’s status as an internationally recognized domicile for insurers.

In July 2005, PRS Trading Strategies, LLC, or PRSTS, a Delaware limited liability company, was formed. Primus Guaranty is the 100% owner of PRSTS. PRSTS was created to diversify the revenue streams of the company. PRSTS will engage in the active buying and selling of credit protection on single names, indices and tranches. PRSTS commenced operations in January 2006.

In November 2005, Primus Guaranty (UK), Ltd, or PGUK, was incorporated in England to expand our presence and further develop our business and relationships across Europe. Primus Bermuda is the 100% owner of PGUK. PGUK commenced operations during the fourth quarter of 2005.

Primus Financial

Primus Financial is a AAA/Aaa rated provider of credit protection with respect to corporate and sovereign Reference Entities. It sells credit protection to selected counterparties through credit swaps.

As of December 31, 2005, Primus Financial had $566.7 million of capital resources to support its AAA/Aaa counterparty ratings. At December 31, 2005, the credit swaps in our portfolio had an average maturity of 3.5 years.

Credit Review and Approval Procedures

Primus Financial subjects each of the Reference Entities for which we are considering selling credit protection to a standardized credit review and approval procedure that evaluates, assesses and documents the underlying credit risk of a particular Reference Entity. This procedure is an essential step in determining whether we will sell protection on that Reference Entity and results in the assignment of an independent rating, or a Primus Rating, credit decision and position limit for each such entity. Inputs that support Primus Financial’s credit decisions include the following:

•	S&P and Moody’s ratings and history;

•	industry and company specific analyses and research by major investment and commercial banks;

•	financial statement analysis of the Reference Entity;

•	credit risk models based on the value of the Reference Entity’s assets;

•	financial market indicators including bond spreads, stock prices and credit swap premiums; and

•	current news on the Reference Entity and its industry.

Primus Financial’s credit approval process benefits from the fact that the typical Reference Entity is a public company which has a current rating and rating history, financial performance history and substantial company and third-party information on its financial status and future business prospects. Primus Financial’s experienced risk management professionals are responsible for its credit review and approval procedures. The approach to conducting a credit review results in the designation of a Primus Rating for all approved Reference Entities and is designed to generate consistent credit profiles and flag issues that require further analysis. This iterative credit review process is also designed to result in judgments that take advantage of all the available information in the marketplace. After the initial review, all Reference Entities whose risks have been reviewed and for which a limit has been approved are periodically monitored.

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

Transaction Pricing and Execution

Investment activity is limited to Reference Entities approved by, and position limits determined by, Primus Financial’s credit professionals. Operating within those constraints, Primus Financial’s credit and investment professionals make investment decisions based on their view of risk-adjusted returns available in the market.

Primus Financial’s counterparties are primarily major global financial institutions that act in their capacities as dealers and credit portfolio managers. Primus Financial receives bids for the purchase of credit swaps on a daily basis. These bids are communicated directly by its counterparties, or through Primus Financial’s access to messages broadcast by brokers to such brokers’ subscribers. Primus Financial may also initiate an offer in the same way. Primus Financial receives pricing transparency and transaction opportunities from its counterparties on a daily basis.

The premiums that Primus Financial receives in connection with its transactions are largely determined by market conditions affecting credit markets, and particularly credit swap markets, both generally and with respect to particular Reference Entities. Primus Financial’s decision to effect a particular transaction at a particular price within the confines of the current market range is determined by a number of considerations including a comparative analysis of risk-adjusted returns for different Reference Entities, availability of capacity in particular Reference Entities and with particular counterparties, and the near-term outlook for credit swap prices.

Credit Swap Portfolio

As of December 31, 2005, our portfolio of single name credit swaps sold was $13.5 billion (in notional amount). This portfolio had a weighted average credit rating of A/Baa1 (S&P/Moody’s), and represented 535 Reference Entities spread across 40 industries in 25 countries. The percentages of our credit swaps that were denominated in United States dollars and euros at December 31, 2005 were 74% and 26%, respectively. Reference Entities that were domiciled in the United States and outside of the United States comprised 57% and 43%, respectively, of our credit swap portfolio at December 31, 2005. The percentage of credit swaps in the portfolio relating to non-investment grade Reference Entities (at the time of execution) was less than 1% at December 31, 2005.

The following chart provides a summary of our portfolio as of December 31, 2005:

Risk Management

Primus Financial monitors the Reference Entities in its credit swap portfolio on an ongoing basis. As part of the monitoring process, there is a continuing review of the Reference Entities’ credit ratings and financial reporting and our modeling analyses. Additionally, each Reference Entity in Primus Financial’s credit swap portfolio is reassessed at least quarterly, at which point its Primus Rating is reconfirmed. If Primus Financial determines that the risk of a default or other credit event of a Reference Entity exceeds acceptable levels, Primus Financial can reduce or eliminate its credit exposure by buying credit protection against that Reference Entity or by terminating its credit swaps referencing that Reference Entity.

Operating Guidelines

Primus Financial’s operating guidelines have been negotiated with S&P and Moody’s and specify various structural, portfolio and capital constraints with which Primus Financial must comply in order to maintain its highest counterparty credit ratings, including (1) maximum credit exposure limits to industries, countries and Reference Entities, (2) credit ratings requirements of Reference Entities that are referenced in the credit swaps sold by Primus Financial and (3) maximum length of exposure to any single Reference Entity.

As stipulated in Primus Financial’s operating guidelines, upon the occurrence of certain events Primus Financial must temporarily cease entering into new credit swaps until any such event is cured. Events that would cause Primus Financial to cease entering into new credit swaps include a capital shortfall under the operating guidelines, the bankruptcy or other analogous event of Primus Financial, a violation of the operating guidelines that is not cured within ten days upon the occurrence of a capital shortfall and within 30 days in all other circumstances, or a downgrade of Primus Financial to A (‘‘strong’’) or A2 (‘‘good financial security’’) or below by S&P or Moody’s, respectively. If an event causing the cessation of new credit swaps is not cured, Primus Financial will not enter into new credit swaps and will run off its outstanding portfolio of credit swaps.

As required by our operating guidelines, Primus Financial maintains a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. The purpose of the liquidity facility is to provide Primus Financial with cash in the event it is obligated to purchase a Reference Entity’s debt obligation as the result of a credit event and cannot liquidate its investments in order to settle a purchase on a timely basis. The liquidity facility requires that Primus Financial have United States government securities available to pledge as collateral on any advances made under the facility. The facility is renewable on an annual basis at the option of Primus Financial or Harris Trust. The facility has a maturity date of March 9, 2006. We have applied to the rating agencies for permission to terminate this facility, however, we intend to request an extension of this facility or replace it with a similar facility with another lender at each annual maturity date so long as we are required to do so by the operating guidelines. As of December 31, 2005, there have been no credit events and there have been no borrowings under the facility.

Capital Models and Verification Process

We have developed customized capital models that are cash flow-based simulations of portfolio performance. There is a unique capital model for each of S&P and Moody’s. Under its operating guidelines, Primus Financial is required to have an external auditor (currently Ernst & Young LLP) provide to S&P and Moody’s an agreed-upon-procedures report on a monthly basis. The procedures, which are specified by the rating agencies, consist of testing the application of Primus Financial’s operating guidelines with respect to its credit swap portfolio. Primus Financial uses its customized capital models to determine the sufficiency of its capital resources to meet the AAA/Aaa requirements of S&P and Moody’s. The sufficiency of capital resources is in part determined by: (1) the notional amount of each credit swap in the portfolio; (2) the term of each credit swap; (3) the credit risk of each underlying Reference Entity; (4) credit swap premiums; (5) industry concentrations within the portfolio; and (6) Primus Financial’s operating expenses and tax status. Primus Financial intends to continue to hold sufficient capital resources to maintain its AAA/Aaa ratings.

Counterparties

Strengthening and expanding relationships with our counterparties is an important element of our business. We have expanded the number of counterparties to whom we sell credit swaps from 31 at December 31, 2003 and 38 at December 31, 2004, to 42 at December 31, 2005, primarily consisting of major global financial institutions. Primus Financial’s top counterparty, and top five counterparties, represented 13% and 48% of Primus Financial’s credit swap portfolio outstanding at December 31, 2005, respectively. Three counterparties each accounted for more than 10% of our consolidated net premium earned for the fiscal year ended December 31, 2005, totaling $6.8 million, $6.6 million and $5.8 million, respectively.

We enter into an ISDA master agreement with each of our counterparties. These agreements govern the terms of our credit swap transactions. The ISDA master agreement allows us to conduct many separate transactions with a counterparty on an efficient basis, each subject only to a specific confirmation.

Bankruptcy Remoteness and Governance of Primus Financial

We have structured Primus Financial so that it should not be consolidated with Primus Guaranty or any of its affiliates in the event of its or their bankruptcy. This is an element necessary to maintain Primus Financial’s highest counterparty credit ratings from the rating agencies. Components of this bankruptcy remote structure include (1) a board of directors that includes two independent directors who are neither employees of Primus Financial or its affiliates nor directors of those affiliates and (2) a requirement that all agreements with any affiliated company are effected on an arm’s-length basis.

Primus Asset Management

We provide, through Primus Asset Management, credit risk investment advisory and asset management services to Primus Financial and third parties. We advise our clients on the evaluation, selection and pricing of all risks for credit protection, as well as monitoring their credit exposure and making recommendations as to hedging their credit risks.

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

PRS Trading Strategies

PRS Trading Strategies commenced operations in January 2006, with $50 million of capital contributed by Primus Guaranty from the proceeds of our IPO. PRS Trading Strategies engages in relative value and directional strategies in credit derivatives, buying and selling credit swaps and related instruments in order to profit from changes in market prices over an investment horizon generally in the range of a few months to a year. PRS Trading Strategies has no ratings from the rating agencies, and supplies its swap counterparties with collateral to support its contractual obligations.

Primus Guaranty (UK)

Primus Guaranty (UK) was established in the fourth quarter of 2005 in London to provide a base of operations to support the expansion of the group’s business in Europe and elsewhere. Primus Guaranty (UK) will supply services to other group companies, including Primus Financial, including marketing to counterparties and introducing other business opportunities.

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

Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re generates revenue by charging a higher insurance premium for protection sold than the swap premium it pays for the offsetting protection it purchases. Primus Re has conducted only limited activities through December 31, 2005.

Investments and Investment Policy

Our cash balances have been invested in short-term government securities, money-market instruments and other investment grade securities. Primus Financial has engaged Evergreen Asset Management, a subsidiary of Wachovia Bank, to assist in the management of its fixed income investment portfolio and Wachovia Bank to act as its custodian to hold its securities portfolio. The operating guidelines limit Primus Financial’s investments primarily to United States government and agency securities, which mature within three years.

Technology

Our platform was built specifically to effect transactions in credit swaps and manage the resulting risks. It processes and records all of our transactions, and immediately generates confirming documentation as trades are input, thereby reducing the risk of disputes and facilitating our acceptance by counterparties as a professional market participant. Most constraints on our portfolio, including the operating guidelines and limits set by our credit professionals, are maintained in the platform, so that non-conforming transactions cannot be processed and compliance with all constraints can be monitored on a real-time basis. The platform contains extensive databases regarding Reference Entities, credit swap prices and other information required to generate financial and management reports. Our technology has been protected from failure through a variety of security measures, and through the use of fault tolerant hardware at a separate location with fully redundant communication and power back-ups. The platform is designed to permit the parallel processing of third party portfolios managed by Primus Asset Management, alongside Primus Financial’s portfolio and PRS Trading Strategies. The technology allows us to expand our activities at relatively low incremental cost and helps us control and evaluate our business and ensure compliance with rating agency requirements.

Certain Bermuda Law Considerations

As a holding company, Primus Guaranty is not subject to Bermuda insurance regulations. However, the Bermuda Insurance Act regulates the insurance business of Primus Re, which is registered under that Act. In this section, when we refer to Primus Guaranty, we are referring solely to Primus Guaranty, Ltd. and not to any of its consolidated operations. Certain significant aspects of the Bermuda insurance regulatory framework and other relevant matters of Bermuda law are set forth below.

Primus Guaranty, Primus Bermuda and Primus Re have been designated as non-residents for exchange control purposes by the Bermuda Monetary Authority, or BMA. Common shares of a Bermuda company may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act, which regulates the sale of securities in Bermuda. All three companies are required to obtain the prior permission of the BMA for the issuance and transferability of their shares. We have received consent from the BMA for the issue and free transferability of the common shares of Primus Guaranty, as long as the shares of Primus Guaranty are listed on an appointed stock exchange (including the NYSE), to and among persons who are non-residents of Bermuda for exchange control purposes.

Primus Guaranty, Primus Bermuda and Primus Re have each been incorporated in Bermuda as an ‘‘exempted company.’’ Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain transactions, including (1) the acquisition or holding of land in Bermuda (except as may be required for their business and held by way of lease or tenancy for terms of not more than 50 years or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of BD$50,000 without the consent of the Bermuda Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda (and certain other limited circumstances) or under license granted by the Bermuda Minister of Finance.

We must comply with the provisions of the Bermuda Companies Act regulating the payment of dividends, and making distributions from contributed surplus and repurchases of shares. A Bermuda company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Bermuda Companies Act, when a Bermuda company issues shares at a premium (that is for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called ‘‘the share premium account.’’ The provisions of the Bermuda Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as premium arising on a particular class of shares which may be used in paying up unissued shares to be issued to shareholders as fully paid bonus shares. The paid-up share capital may not be reduced if on the date the reduction is to be effected there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. Similarly, no purchase by a company of its own shares may be effected if, on the date on which the purchase is to be effected, there are reasonable grounds for believing that the company is, or after the purchase would be, unable to pay its liabilities as they become due.

Exempted companies, such as Primus Guaranty, Primus Bermuda and Primus Re, must comply with Bermuda resident representation provisions under the Bermuda Companies Act. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, or holders of a permanent resident’s certificate, or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian, or holder of a permanent resident’s certificate, or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The current policy of the Bermuda government is to place a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. There are employee protection laws and social security laws in Bermuda that will apply if we ever have employees based in Bermuda.

The Bermuda Insurance Act. The Bermuda Insurance Act imposes on insurance companies certain solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital, and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Bermuda Insurance Act) in Bermuda. Primus Re’s principal representative is currently Marsh Management Services (Bermuda) Ltd. The Bermuda Insurance Act grants to the BMA the power to cancel licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation and Class 3 insurers subject to the next strictest regulation. Primus Re is registered as a Class 3 insurer and is regulated as such under the Bermuda Insurance Act. Class 3 insurers are authorized to carry on general insurance business (as understood under the Bermuda Insurance Act), subject to conditions attached to their license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratios and other requirements imposed by the Bermuda Insurance Act.

As a Class 3 insurer: (1) Primus Re is required to maintain the general business solvency margin which is a minimum solvency margin equal to the greatest of: (A) $1,000,000; (B) 20% of net premiums written up to $6,000,000 plus 15% of net premiums written over $6,000,000; or (C) 15% of loss and other insurance reserves; (2) at any time Primus Re fails to meet its general business solvency margin it must, within 30 days after becoming aware of that failure or having reason to believe that such failure has occurred, file with the BMA a written report containing particulars of the circumstances leading to the failure and of the manner and time within which it intends to rectify the failure; (3) Primus Re is prohibited from declaring or paying any dividends at any time it is in breach of its general business solvency margin or the required minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio, and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Primus Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year; and (4) Primus Re is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital (which includes contributed surplus, paid in capital and share premium) as set out in its previous year’s financial statements. Primus Re is required annually to file statutorily mandated financial statements and returns, audited by an independent auditor approved by the BMA, together with an annual loss reserve opinion of a BMA approved loss reserve specialist.

Primus Re, Ltd. Act 2000. Primus Re has obtained private Bermuda legislation, entitled the ‘‘Primus Re, Ltd. Act 2000’’, or the Private Act, from the Bermuda Legislature that enables it to operate separate accounts (as defined in the Private Act), subject to the provisions of the Private Act.

The expected result is that the assets of one separate account are protected from the liabilities of other accounts, with the result that only the assets of a particular separate account may be applied to the liabilities of that separate account. Pursuant to the Private Act, the assets and liabilities of a separate account are treated as a separate fund from Primus Re’s own general assets and liabilities or the assets and liabilities arising from any other separate accounts and, in an insolvency proceeding pursuant to Bermuda law, it is expected that a liquidator will be bound to respect the sanctity of such separate accounts. There are no Bermuda court decisions on the efficacy of separate accounts.

Competition

The business of selling credit protection in the form of credit swaps is highly competitive. Competition is based on many factors, including the general reputation, service and perceived financial strength of the protection seller, the pricing of the credit swap protection (i.e., the premium to be paid by the protection buyer for the credit swap) and other terms and conditions of the credit swap. While there are many participants in the credit swap industry, we believe that Primus Financial is well positioned as a AAA/Aaa rated (S&P/Moody’s) company dedicated to providing credit swap protection to credit swap dealers and credit portfolio managers. Unlike most other participants in the credit swap market, Primus Financial’s business model is based on the differential between credit swap premiums and the underlying risk.

Credit Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of counterparties in the credit swap market and are important to our ability to sell credit swaps. Rating organizations continually review the financial positions of counterparties in the credit swap market, including us. S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (‘‘extremely strong’’) to ‘‘CC’’ (‘‘currently highly vulnerable’’). Moody’s maintains a letter scale rating system ranging from ‘‘Aaa’’ (‘‘exceptional’’) to ‘‘C’’ (‘‘lowest rated’’). Primus Financial, as a swap counterparty, has been rated ‘‘AAA’’ (‘‘extremely strong’’) by S&P, which is the highest of twenty-one rating levels, and ‘‘Aaa’’ (‘‘exceptional’’) by Moody’s, which is also the highest of twenty-one rating levels. The objective of S&P’s and Moody’s rating systems is to assist counterparties by providing an opinion of a counterparty’s financial strength and ability to meet ongoing obligations to its counterparties. These ratings reflect S&P’s and Moody’s opinions of our ability to pay a counterparty upon a credit event and are not applicable to our common shares. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, S&P and Moody’s.

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

Employees

As of December 31, 2005, we had 35 employees. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.

Additional Information

We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16(a) filings, our Proxy Statement, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC through our home page at www.primusguaranty.com.

TAX CONSIDERATIONS

The following summary of the taxation of holders of common shares of Primus Guaranty and the taxation of Primus Guaranty and its subsidiaries describes the material Bermuda and United States federal income tax considerations as of the date of this document. The summary is for general information only and does not purport to be a complete analysis or listing of all tax considerations that may be applicable, nor does it address the effect of any potentially applicable United States state or local tax laws, or the tax laws of any jurisdiction outside the United States or Bermuda. The tax treatment of a holder of common shares for United States federal, state, local, and non-United States tax purposes may vary depending on the holder’s particular status. Legislative, judicial, or administrative changes may be forthcoming, including changes that could have a retroactive effect that could affect this summary. Primus Guaranty does not intend to seek a tax ruling with respect to any of the issues described below. All statements herein, with respect to facts, determinations, or conclusions relating to the business or activities of Primus Guaranty and its subsidiaries, have been provided by us. All references in the following summary with regard to Bermuda taxation to Primus Guaranty do not include its combined operations.

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

United States Taxation

Except as noted in this sentence, the following summary addresses the material United States federal income tax consequences with respect to common shares held as capital assets and does not deal with the tax consequences applicable to all categories of investors, some of which (such as broker-dealers; banks; insurance companies; tax-exempt entities; investors who own, or are deemed to own, 10% or more of the total combined voting power or value of Primus Guaranty; investors who hold or will hold common shares as part of hedging or conversion transactions; investors subject to the United States federal alternative minimum tax; investors that have a principal place of business or ‘‘tax home’’ outside the United States; and investors whose functional currency is not the United States dollar) may be subject to special rules. Prospective investors in common shares are advised to consult their own tax advisors with respect to their particular circumstances and with respect to the effects of United States federal, state, local, or other countries’ tax laws to which they may be subject.

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

As discussed in greater detail below under ‘‘—Passive Foreign Investment Companies’’ and ‘‘Taxation of Primus Guaranty and its Subsidiaries—United States Taxation—Primus Guaranty, Primus Bermuda, Primus Financial, PGUK and PRSTS’’, subject to the limitations and caveats described below, we believe that (1) neither Primus Guaranty nor Primus Bermuda should be treated as engaged in a trade or business within the United States and (2) Primus Guaranty and Primus Bermuda should be and continue to be passive foreign investment companies, or PFICs, for United States federal income tax purposes. This discussion assumes both of these conclusions, unless otherwise stated.

Passive Foreign Investment Companies. Special and adverse United States federal income tax rules apply to shareholders who are direct or indirect owners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes ‘‘passive income’’ or 50% or more of its assets produce passive income. Various rules require that a foreign corporation look through its ownership interest in lower-tier subsidiaries in determining whether it satisfies the ‘‘asset’’ or the ‘‘income’’ test. Based on the operations, assets and income of our entire group, and in particular the operations, assets and income of Primus Financial, Primus Guaranty believes that both Primus Guaranty and Primus Bermuda should satisfy either or both of the ‘‘income’’ or ‘‘asset’’ tests and as a result should be and continue to be PFICs. If it were determined that Primus Financial’s activities with respect to credit swaps constituted a United States trade or business, Primus Guaranty and Primus Bermuda might as a result not be PFICs.

Holders of common shares are urged to consult with their tax advisors as to the tax consequences of holding shares directly and indirectly (in the case of Primus Bermuda) of PFICs and the possible advisability of electing to have each of Primus Guaranty and Primus Bermuda treated as a ‘‘qualified electing fund’’, or QEF, or of making a mark-to-market election with respect to Primus Guaranty.

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

If Primus Guaranty and Primus Bermuda are PFICs and you do not make a QEF election or a mark-to-market election (as described below) at the time you purchase the common shares, the corporations will continue to be treated as PFICs with respect to the common shares held directly or indirectly by you, even if they subsequently cease to qualify as PFICs, unless an election, described below, is made to ‘‘purge’’ the PFIC taint. A ‘‘purging’’ election would itself accelerate PFIC tax treatment but would avoid PFIC tax treatment for subsequent years when Primus Guaranty and Primus Bermuda are not PFICs and for years in which a QEF election, as discussed below, is in effect. Different methods of ‘‘purging’’ the PFIC taint are available depending on whether the corporation is a PFIC at the time the election is made and certain other facts.

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

Alternatively, if shares of a PFIC are ‘‘regularly traded’’ on a ‘‘qualified exchange’’ (which includes certain United States exchanges and other exchanges designated by the United States Treasury Department), or marketable stock, a United States holder of such shares may make a mark-to-market election. In general, a class of shares is treated as regularly traded for a calendar year if it is traded, other than in de minimis amounts, for at least 15 days during each calendar year quarter. The common shares of Primus Guaranty trade on the NYSE, a ‘‘qualified exchange’’, and it is anticipated that they qualify as ‘‘regularly traded’’ on that exchange for this purpose, although there can be no assurance that they actually so qualify.

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

Even if the common shares of Primus Guaranty qualify as ‘‘marketable stock’’ for this purpose, the stock of Primus Bermuda, which is expected to be a PFIC, will not be ‘‘marketable stock’’ for these purposes. There is no authority on how a mark-to-market election for a corporation which is a PFIC affects that holders’ treatment of a subsidiary of that corporation which is also a PFIC. If you make a mark-to-market election with respect to Primus Guaranty, you may continue to be subject to PFIC tax treatment with respect to Primus Bermuda, in the absence of a QEF election with respect to Primus Bermuda, and to additional inclusions of taxable income, if such a QEF election is made. You should consult your tax advisor as to the possibility of making a QEF election with respect to your indirect ownership of the shares of Primus Bermuda, which shares will not qualify as ‘‘marketable stock’’.

You are urged to consult with your tax advisors regarding the likely classification of Primus Guaranty and Primus Bermuda as PFICs and the advisability of making QEF elections with respect to Primus Guaranty and Primus Bermuda.

Alternative Characterizations. If Primus Guaranty and Primus Bermuda were not PFICs, distributions with respect to the common shares would be treated as ordinary dividend income to the extent of Primus Guaranty’s current or accumulated earnings and profits as determined for United States federal income tax purposes. Dividends paid by Primus Guaranty to United States corporations are not eligible for the dividends-received deduction and dividends paid on its common shares to noncorporate United States shareholders would be eligible for the reduced tax on dividends at a maximum rate of 15%, as our common shares are listed on the NYSE and therefore readily tradeable on an established securities market in the United States for purposes of Section 1(h)(11) of the Code. Distributions in excess of Primus Guaranty’s current and accumulated earnings and profits would first be applied to reduce your tax basis in the common shares, and any amounts distributed in excess of such tax basis would be treated as gain from the sale or exchange of the common shares.

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

Taxation of Primus Guaranty and Its Subsidiaries

Bermuda Taxation

Primus Guaranty, Primus Bermuda and Primus Re. Each of Primus Guaranty, Primus Bermuda and Primus Re has received an assurance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, or the Tax Protection Act, to the effect that in the event of any legislation imposing tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax being enacted in Bermuda, then the imposition of any such tax shall not be applicable to Primus Guaranty, Primus Bermuda or Primus Re, or to any of their operations, or the shares, debentures, or other obligations of Primus Guaranty, Primus Bermuda and Primus Re until March 28, 2016. This assurance does not prevent the application of any such tax or duty to such persons who are ordinarily resident in Bermuda or the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 of Bermuda or otherwise payable in relation to the property leased to Primus Guaranty, Primus Bermuda or Primus Re. Primus Re is required to pay annual insurance license fees, and each of Primus Guaranty, Primus Bermuda and Primus Re is required to pay certain annual Bermuda government fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax to the Bermuda government. Currently, there is no Bermuda withholding tax on dividends paid by Primus Guaranty, Primus Bermuda or Primus Re.

United States Taxation

Primus Guaranty, Primus Bermuda, Primus Financial, PGUK and PRSTS.    Based on how Primus Guaranty and Primus Bermuda operate and will continue to operate their businesses, Primus Guaranty believes that Primus Guaranty and Primus Bermuda should not be treated as engaged in a trade or business within the United States. Primus Guaranty also believes that Primus Guaranty should not be treated as engaged in a United States trade or business through its ownership interest in PRSTS and that Primus Bermuda should not be treated as engaged in a United States trade or business through its ownership interest in PGUK or its indirect ownership interest in Primus Financial. In reaching this view, Primus Guaranty has concluded that, although the matter is not free from doubt and there is no governing authority on the point, Primus Financial’s activity of selling credit swaps and PRSTS's activity of buying and selling credit swaps, respectively, together with its other activities, are best viewed as transactions in securities or commodities as an investor or trader (rather than a dealer) for Primus Financial’s and PRSTS's own account respectively, in the United States under Section 864(b)(2) of the Code, and thus PRSTS (and thus Primus Guaranty, with respect to which PRSTS is a disregarded entity for United States federal income tax purposes) and Primus Financial (and Primus Bermuda, as a non-United States partner in Primus Financial for United States federal income tax purposes) should not be viewed as engaged in a United States trade or business. In reaching this conclusion, Primus Guaranty is relying on statements by the IRS that taxpayers engaged in derivative transactions may take any reasonable position pending the adoption of final regulations regarding the treatment of derivative transactions for purposes of Section 864(b)(2) of the Code. These IRS statements do not have the force of Code provisions or adopted regulations and may be revoked or amended retroactively, subject only to review for abuse of discretion. Because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such determination, and the treatment in particular of credit swaps and Primus Financial’s and PRSTS's current and anticipated activities is unsettled, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial is engaged in a trade or business in the United States.

If the IRS successfully asserts that Primus Guaranty (either directly or through its interests in PRSTS) or Primus Bermuda (either directly or through its interest in Primus Financial or its interest in PGUK, which has elected to be treated as a disregarded entity, or branch, of Primus Bermuda for United States federal income tax purposes) is engaged in a trade or business in the United States, it will be subject to United States federal income tax, as well as, potentially, the branch profits tax, on its net income that is effectively connected with the conduct of the trade or business, unless the corporation is entitled to relief under an income tax treaty. Such income tax would be imposed on effectively connected net income, which is computed in a manner generally analogous to that applied to the net income of a domestic corporation. However, if a foreign corporation does not timely file a United States federal income tax return, even if its failure to do so is based upon a good faith determination that it was not engaged in a trade or business in the United States, it is not entitled to deductions and credits allocable to its effectively connected income. Moreover, penalties may be assessed for failure to file such tax returns. Primus Guaranty and Primus Bermuda intend to file

‘‘protective’’ United States federal income tax returns so that if they are held to be engaged in a trade or business in the United States, they would be allowed to deduct expenses and utilize credits allocable to income determined to be effectively connected with such trade or business and would not be subject to a failure to file penalty.

The maximum United States corporate income tax rate currently is 35% for a corporation’s effectively connected net income. If Primus Financial is found to be engaged in a United States trade or business, it will be required to perform United States federal income tax withholding, at the rate of 35%, in respect of Primus Bermuda’s allocable share of Primus Financial’s income that is effectively connected with such United States trade or business under Section 1446 of the Code, regardless of whether distributions are actually made by Primus Financial to Primus Bermuda or Primus Group Holdings. In such a circumstance, Primus Bermuda will be entitled to credit any such withholding tax against its liability for United States federal income tax.

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

As discussed above, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for United States federal income tax purposes, such that Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for United States federal income tax purposes. We do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as an option, (i) the timing of the income recognized by Primus Financial could be accelerated, (ii) the character of this income could be altered and (iii) Primus Bermuda, as a non-United States person, could be subject to United States income or withholding tax at the rate of 30% on its FDAP income (discussed below). In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a United States trade or business, Primus Bermuda’s recognition of taxable income would be accelerated.

A foreign corporation not engaged in a trade or business in the United States is generally subject to United States income tax at the rate of 30% on its ‘‘fixed or determinable annual or periodic gains, profits and income’’, or FDAP income, derived from sources within the United States (for example, dividends and certain interest income). Thus, even if Primus Guaranty and Primus Bermuda are not engaged in a trade or business in the United States, they could be subject to the 30% tax on certain FDAP income, depending upon the types of instruments in which they invest. Premium income from credit swap sales does not constitute FDAP income, assuming as discussed above that the credit swaps sold by Primus Financial are treated as the sale of options for United States federal income tax purposes.

The above analysis generally assumes that Primus Financial is and continues to be a partnership other than a publicly traded partnership for United States federal income tax purposes. Generally, a partnership with fewer than 100 partners at all times is treated as a partnership that is not a publicly traded partnership. Because of restrictions on the ownership composition of Primus Financial, we believe that Primus Financial is not and will not become a publicly traded partnership and thus will not be required to pay United States federal income tax on its income. However, there can be no assurance that Primus Financial is not or will not become a publicly traded partnership, which could have a materially adverse effect on our financial condition and results of operations. Were Primus Financial to be a publicly-traded partnership for United States federal income tax purposes, it could be required to pay United States federal income tax on its income (without regard to whether it is engaged in a United States trade or business), instead of passing through its income and loss to its partners, and it will be required to perform United States federal income tax withholding, at the rate of 30%, in respect of amounts paid to Primus Bermuda.

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

Primus Re. Primus Re has to date conducted only limited operations. Depending on the nature of Primus Re’s operations, it may be treated as an insurance company, in which case it may elect under Section 953(d) of the Code to be treated as a United States corporation for United States federal income tax purposes, or as engaged in investment activities, which could require the inclusion of taxable income by its parent, Primus Asset Management, each year. In addition, if Primus Re is treated for United States federal income tax purposes as an insurance company and a non-United States person, United States insurance excise tax could apply to premiums it receives with respect to its policies covering United States risks.

Personal Holding Company Tax and Accumulated Earnings Tax. A personal holding company tax is imposed at a current rate of 15% on the undistributed personal holding company income (subject to certain adjustments) of a personal holding company. The accumulated earnings tax is imposed on corporations (including foreign corporations with direct or indirect shareholders subject to United States tax) that accumulate earnings in excess of the reasonably anticipated needs of the business, generally at a current rate of 15% on a corporation’s excess accumulated earnings. These taxes only apply in certain circumstances, but, in any case, neither tax applies to a corporation that is a PFIC. Because Primus Guaranty and Primus Bermuda likely are and will continue to be PFICs, these taxes should not apply to them.

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

Item 1A. Risk Factors

Risks Related to our Business

The failure to manage effectively the risk of credit losses could have a material adverse effect on our financial condition, results of operations and credit ratings.

We cannot assure you that any of the loss mitigation methods we use in managing our credit swap portfolio will be effective. If, for example, multiple credit defaults or other credit events that exceed our expectations occur within a short time period, the payments we would be required to make under the related credit swaps could materially and adversely affect our financial condition, results of operations and credit ratings. Many of Primus Financial’s credit swaps are new and the underlying Reference Entities may not have had time to exhibit problems. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity, our ability to limit our losses, such as through hedging or terminating the credit swap, before a default or other credit event actually occurs could be limited by inadequate liquidity in the credit swap market. As we assume other types of exposure, such as credit swaps referencing obligations of Reference Entities that are below investment grade, we may not have the same or similar loss limitation methods. There can be no assurance that we will be able to manage higher risks of credit losses effectively or that any of our existing loss mitigation methods will be effective in any of these new areas.

Primus Financial’s operating guidelines and S&P’s and Moody’s capital requirements are subject to change and may limit our growth. Additionally, a decline in our current counterparty credit ratings from S&P and Moody’s would likely have a material adverse impact on our business and cause our revenues and earnings to decrease.

In order to obtain and maintain its counterparty credit ratings, Primus Financial has adopted operating guidelines, the terms of which have been agreed upon with S&P and Moody’s. We cannot assure you that S&P and Moody’s will not require changes to Primus Financial’s operating guidelines or that, if such changes are made, Primus Financial will be able to comply with them. For example, if S&P or Moody’s were to require Primus Financial to maintain additional capital to retain its AAA/Aaa ratings, we cannot be certain that we could raise additional capital when needed. Moreover, if Primus Financial suffers losses to such an extent that it is not in compliance with the capital criteria of its operating guidelines and it is not able to cure the capital deficiency in a timely manner, its operating guidelines require it to cease entering into new credit swaps (except for limited hedging transactions, as described in the operating guidelines). If the foregoing occur, S&P or Moody’s could reduce or withdraw their AAA/Aaa credit ratings of Primus Financial which, in turn, would likely have a material adverse effect on our business and our financial performance.

We may require additional capital in the future which may not be available on favorable terms or at all.

If we require additional capital, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common shares. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected. Rating agencies could change their rules making it extremely difficult for us to raise capital.

We are dependent upon counterparties’ perception of our creditworthiness.

In establishing relationships, Primus Financial’s counterparties generally analyze its financial condition prior to entering into a credit swap, establish credit limits, and monitor the appropriateness of these limits on an ongoing basis in order to limit the risk that Primus Financial will be financially unable to make payments in accordance with its credit swap. Once a counterparty reaches its credit exposure limit to Primus Financial, the counterparty may not enter into any additional transactions with Primus Financial until the counterparty credit limit is increased. In the event these counterparty credit limits are not increased as Primus Financial’s credit swap portfolio expands, or if limits are reduced, our financial performance would suffer. In addition, while there are buyers of credit swaps, such as our existing counterparties, that do not require us to post collateral, there are some buyers, including some of the leading participants in the credit swap market, that require even the highest rated counterparties from which they purchase credit swaps to post collateral. Under the operating guidelines, Primus Financial cannot enter into credit swaps with any counterparty that would require it to post collateral. If our existing counterparties were to require us to post collateral, it may have a material adverse effect on us and our financial condition and restrict our growth.

We depend on a limited number of key executives.

The loss of any of our key personnel, including Thomas Jasper, our chief executive officer, other directors, executive officers, or other key employees, many of whom have long-standing relationships with our counterparties, could have a material adverse effect on us. As our business develops and expands, we believe that our success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that we will continue to be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not have ‘‘key person’’ life insurance to cover our executive officers. We do not have employment contracts with all of our executive officers and key employees. Failure to retain or attract key personnel could have a material adverse effect on us.

Our financial results depend on certain market conditions and growth in the credit swap market, which are not within our control.

Our financial results depend to a significant degree upon the premiums that we receive on credit swaps in our portfolio. Historically, these premiums have been a function of credit spreads that change over time as a result of a variety of factors that we do not control, including changes in the overall economy, supply and demand conditions in the credit swap market and other factors affecting the corporate credit markets in general. If an unusually low credit swap premium environment develops and persists, we may not be able to achieve profitable growth, which may have a material adverse effect on our financial condition and our results of operations. In addition, there can be no assurance that the credit swap market will continue to grow as it has historically, or at all, or that it will not decline. Any such decline could have a material adverse effect on our business and financial condition and restrict our growth.

Variations in credit swap premiums could cause our earnings to be inconsistent and our share price to fluctuate significantly.

Any event causing credit swap premiums to widen or tighten on an underlying Reference Entity in our portfolio will affect the fair value of related credit swaps and may increase the volatility of our reported U.S. GAAP earnings and, in turn, our share price. Common events that may cause our credit swap premiums to fluctuate include changes in national or regional economic conditions, industry cyclicality, credit events within an industry, changes in a Reference Entity’s operating results, credit rating, cost of funds, management or any other factors leading investors to revise expectations about a Reference Entity’s ability to pay principal and interest on its debt obligations when due. Changes in fair value of our credit swaps are recorded as unrealized gains or losses in our consolidated income statement. Wide fluctuations in the premium levels that we receive on credit swaps in our portfolio may have a material effect on our reported results of operations.

Certain of our principal shareholders control us.

At December 31, 2005, our principal shareholders (by which we mean those institutions that owned shares prior to our initial public offering in October 2004), directors and executive officers and entities affiliated with them own approximately 46% of our outstanding common shares. As a result, these shareholders, collectively, are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. We cannot assure you that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.

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

We do not intend to pay cash dividends on our common shares for the foreseeable future. We intend to retain all available funds for use in the operation and expansion of our business. Additionally, we are a holding company with no operations or significant assets other than our ownership of all of our subsidiaries. There are certain restrictions on Primus Financial contained in its operating guidelines, which could affect our ability to pay dividends in future years. The payment of dividends and making of distributions by each of Primus Guaranty, Primus Bermuda and Primus Re is limited under Bermuda law and regulations. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

We may not be able to continue to compete in the credit swap market.

The credit swap market is highly competitive. We face competition from providers of similar products, including credit swap dealers of commercial and investment banks. Many of these competitors are more established, have substantially greater financial resources than we do and have established ongoing relationships with market participants giving them ready access to the credit swap marketplace. In addition, while there are significant business obstacles to overcome in establishing a similar enterprise to ours, there are no regulatory impediments for any new entrants to the credit swap market. To the extent new participants enter the credit swap market, competition may intensify. While we believe we have a number of competitive advantages over new entrants, there can be no assurance that increased competition will not materially adversely affect our business and financial condition.

There can be no assurance that our diversification strategy will be effective or profitable.

We plan to diversify through the development and marketing of ancillary businesses, such as asset management for third parties and, in select instances, by acquisition. Each new business line may require the investment of additional capital and the significant involvement of our senior management to acquire or develop a new line of business and integrate it with our operations. We may experience delays, regulatory impediments and other complications in implementing our diversification strategy that could reduce our profitability and ultimately cause the strategy to fail. These complications may include obtaining rating agency approvals and required licenses and registrations, adapting our technology platform, hiring personnel and raising capital.

Our operations may become subject to increased regulation under federal and state law or existing regulations may change, which may result in administrative burdens, increased costs or other adverse consequences for us.

There can be no assurance that new legal or administrative interpretations or regulations under the United States commodities and securities laws, or other applicable legislation on the federal or state levels, or in Bermuda, or in the United Kingdom, or other applicable jurisdictions, will not result in administrative burdens, increased costs, or other adverse consequences for us. Periodically, proposals have been made in Congress to enact legislation that would increase regulation of the credit swap market. We cannot predict what restrictions any such legislation, if adopted, would impose and the effect those restrictions would have on our business. In addition, federal statutes allocate responsibility for insurance regulation to the states and state insurance regulators may seek to assert jurisdiction over our credit swaps. Again, we cannot predict what effect any such regulation would have on our business.

Credit swap buyers typically use credit swaps to manage risk and regulatory capital requirements that limit their credit exposure to a Reference Entity. Regulatory changes that modify the permissible limits of credit risk exposure, or affect the use of credit swaps to reduce risk, may have a material adverse effect on our business.

We believe that we are not required to be registered as an ‘‘investment company’’ under the Investment Company Act of 1940. If we are required to so register as an investment company, we would have to comply with a variety of restrictions, including limitations on our capital structure, restrictions on our investments, prohibitions on transactions with affiliates and compliance requirements that could limit our growth and increase our costs. There is no assurance that we could function effectively if we are required to register as an investment company.

Risks Related to Taxation

Our status as a PFIC may result in significant additional tax costs for shareholders who are United States taxpayers.

Primus Guaranty and Primus Bermuda are likely to be and remain passive foreign investment companies, or PFICs, for United States federal income tax purposes. There are potentially adverse United States federal income tax consequences of investing in a PFIC for a shareholder who is a United States taxpayer. These consequences include the following: (1) if a shareholder makes a ‘‘qualified electing fund’’, or QEF, election with respect to Primus Guaranty and Primus Bermuda, the shareholder will have to include annually in his or her taxable income an amount reflecting an allocable share of the income of Primus Guaranty or Primus Bermuda, regardless of whether dividends are paid by Primus Guaranty to the shareholder, (2) if a shareholder makes a mark-to-market election with respect to Primus Guaranty, the shareholder will have to include annually in his or her taxable income an amount reflecting any year-end increases in the price of our common shares, regardless of whether dividends are paid by Primus Guaranty to the shareholder (moreover, it is unclear how such an election would affect the shareholder with respect to Primus Bermuda), and (3) if a shareholder does not make a QEF election or a mark-to-market election, he or she may incur significant additional United States federal income taxes with respect to dividends on, or gain from, the sale or other disposition of, our common shares, or with respect to dividends from Primus Bermuda to us, or with respect to our gain on any sale or other disposition of Primus Bermuda shares.

If we are found to be engaged in a United States business, we may be liable for significant United States taxes.

We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Guaranty's ownership interest in PRSTS (which for United States federal income tax purposes is treated as a disregarded entity, or branch, of Primus Guaranty), Primus Bermuda’s indirect ownership interest in Primus Financial (which, for United States federal income tax purposes, is treated as a partnership interest), and Primus Bermuda's ownership interest in PGUK (which for United States federal income tax purposes is treated as a disregarded entity, or branch, of Primus Bermuda), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the United States. In particular, we believe that the sales of credit swaps by Primus Financial and the purchase and sale of credit swaps by PRSTS are best treated as transactions of an investor or trader and thus should not be treated as the conduct of a United States trade or business. Consequently, we do not expect to pay United States corporate income or branch profits tax on Primus Financial’s or PRSTS's income. However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such a determination, there can be no assurance that the United States Internal Revenue Service, or IRS, will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial are engaged in a trade or business in the United States. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, or to Primus Guaranty or PRSTS, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46%. This combined income tax rate does not include United States branch profits tax that would be imposed on Primus Bermuda or Primus Guaranty, respectively, were Primus Financial or PRSTS, respectively, found to be engaged in a United States business and deemed to be making distributions to Primus Bermuda or Primus Guaranty, respectively. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed.

If the IRS successfully challenges the treatment Primus Financial has adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial could be adversely affected.

Consistent with its treatment of the credit swaps sold by Primus Financial as the sale of options for United States federal income tax purposes, we have determined that in general Primus Financial will recognize income or loss as a protection seller only upon occurrence of a credit event under or termination of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for United States federal income tax purposes, and we do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. Certain proposals under discussion could be inconsistent with the tax treatment adopted by Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated differently or these proposals were adopted, (1) the timing of the income recognized by Primus Financial could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda, as a non-United States person, could be subject to United States income or withholding tax at the rate of 30%. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a United States trade or business, Primus Bermuda’s recognition of taxable income would be accelerated.

Risks Related to our Status as a Bermuda Company

It may be difficult to effect service of process and enforcement of judgments against us and our officers and directors.

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

The Companies Act 1981, as amended, of Bermuda, or the Bermuda Companies Act, which applies to Primus Guaranty, Primus Bermuda and Primus Re, differs in certain material respects from laws generally applicable to United States corporations and their shareholders. As a result of these differences, United States persons who own our common shares may have more difficulty protecting their interests than would United States persons who own common shares of a United States corporation.

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition and operating results and on an investment in our common shares.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Primus Guaranty, Primus Bermuda and Primus Re an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then, subject to certain limitations, the imposition of any such tax will not be applicable to Primus Guaranty, Primus Bermuda, Primus Re or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since we are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

The effect of Bermuda’s letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development, also referred to in this prospectus as OECD, the Financial Action Task Force and the Financial Stability Forum, also referred to in this prospectus as FSF, have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD at the behest of FSF titled ‘‘Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes,’’ contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them and when or if they will be imposed. In a June 26, 2000 report, Bermuda was not listed as a tax haven jurisdiction by the OECD. However, we cannot assure you that this situation will not change. The OECD can adopt measures that could adversely affect Bermuda companies.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Primus Financial occupies approximately 12,000 square feet in New York, New York under a lease that expires in 2016. We recently agreed to lease an additional 5,500 square feet in the same building to be occupied in 2006. We believe that with the additional space, our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate any foreseeable expansion of our operations. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. We do not lease or own real property in Bermuda.

Item 3.    Legal Proceedings

In the ordinary course of operating our business, we may encounter a significant risk of litigation from time to time. However, we are not party to nor currently aware of any material pending or threatened litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

Part II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the NYSE under the symbol ‘‘PRS.’’ The following table sets forth, for the indicated periods, the high and low sales prices per common stock in U.S. dollars, as reported on the NYSE:

Year ended December 31, 2005	High	Low
First Quarter	$16.55	$12.85
Second Quarter	$15.12	$11.40
Third Quarter	$14.78	$10.33
Fourth Quarter	$13.05	$8.65
Year ended December 31, 2004	High	Low
Fourth Quarter	$17.01	$12.24
September 30, 2004*	$13.60	$13.50

*	Our common stock began trading on September 30, 2004.

Shareholder Information

As of March 6, 2006, 43,282,173 shares of our common stock were issued and outstanding, and held by approximately 38 shareholders of record.

Dividend and Distribution Information

We have not paid dividends on our common shares in the past and do not intend to for the foreseeable future. We plan to retain our earnings for use in the operation of our business and to fund future growth. Any determination to pay cash dividends in the future will be at the discretion of the board of directors and will be dependent upon lender approval as well as our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the board of directors.

Recent Sale of Unregistered Securities

On December 19, 2005, Primus Financial issued in aggregate $125.0 million of subordinated deferrable interest notes, consisting of $75.0 million of Series A notes and $50.0 million of Series B notes. Lehman Brothers Inc. acted as the sole initial purchaser in connection with such offering and was paid a fee of approximately $1.6 million for such services. This issuance was deemed to be exempt from registration under Section 4(2) of the Securities Act.

Item 6.	Selected Historical Consolidated Financial Data

The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data for years ended December 31, 2005, 2004, 2003 and 2002 from our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and audited by Ernst & Young LLP. Until March 2002, we were in a development stage. We were capitalized on March 14, 2002 and began to sell credit swaps in June 2002. The following information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
(amounts in thousands, except per share data)
Consolidated Statement of Operations:
Revenues:
Net credit swap revenue	23,106	$47,729	$103,326	$14,761	$—
Premiums earned on financial guarantees	405	395	—	—	—
Interest income earned	16,047	4,850	2,617	1,610	2
Foreign currency revaluation	(1,546)	726	—	—	—
Other income	190	55	107	12	—
Total revenues	$38,202	$53,755	$106,050	$16,383	$2
Expenses:
Compensation and employee benefits	$15,935	$17,801	$11,701	$8,156	$1,020
Other expenses	14,273	10,085	14,196	11,042	1,769
Total expenses	$30,208	$27,886	$25,897	$19,198	$2,789
Distributions on preferred securities of subsidiary	$(3,865)	$(2,138)	$(1,854)	$—	$—
Income (loss) before benefit (provision) for income taxes	$4,129	$23,731	$78,299	$(2,815)	$(2,787)
Benefit (provision) for income tax	(46)	(46)	172	(254)	—
Net income (loss)	$4,083	$23,685	$78,471	$(3,069)	$(2,787)
Basic earnings (loss) per share.	$0.09	$1.44	$31.18	$(1.22)	$(1.12)
Diluted earnings (loss) per share	$0.09	$0.59	$2.33	$(1.22)	$(1.12)
Weighted average number of common shares outstanding:
Basic	43,150	16,486	2,517	2,510	2,479
Diluted	44,645	40,256	33,737	2,510	2,479

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Assets
Cash and cash equivalents	$69,355	$320,989	$257,967	$220,975	$136
Available-for-sale investments	560,147	161,101	3,968	—	—
Unrealized gain on credit swaps, at fair value	25,342	46,517	46,594	5,705	—
Fixed assets and capitalized software	4,993	6,097	7,124	12,322	—
Other assets	13,245	8,014	5,776	5,859	—
Total assets	$673,082	$542,718	$321,429	$244,861	$136
Liabilities and shareholders’ equity
Unrealized loss on credit swaps, at fair value	$3,521	$259	$68	$5,918	$—
Long-term debt	200,000	75,000	—	—	—
Other liabilities	9,189	7,941	8,002	5,191	6,981
Total liabilities	$212,710	$83,200	$8,070	$11,109	$6,981
Preferred securities of subsidiary	$98,521	$98,521	$98,521	$98,521	$—
Shareholders’ equity
Common stock	$3,572	$3,535	$230	$208	$240
Additional paid-in-capital	265,848	264,860	1,325	211	—
Convertible preferred stock	—	—	143,908	143,908	12
Warrants	612	612	1,070	1,070	—
Accumulated other comprehensive loss	(4,254)	—	—	—	—
Retained earnings (accumulated deficit)	96,073	91,990	68,305	(10,166)	(7,097)
Total shareholders’ equity (deficit)	$361,851	$360,997	$214,838	$135,231	$(6,845)
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$673,082	$542,718	$321,429	$244,861	$136
Per Share Data:
Book value per share(1)	$8.38	$8.44	$82.63	$51.95	$(2.28)
Diluted book value per share(2)	$8.13	$8.03	$6.41	$4.23	$(2.28)

(1)	Book value per share is based on total shareholders’ equity divided by basic common shares outstanding. The amounts from 2001, 2002 and 2003 have not been adjusted for the reverse share split.

(2)	Diluted book value per share is based on total shareholders’ equity plus the assumed exercise of all dilutive options and warrants divided by diluted common shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in ‘‘Risk Factors’’ under Item 1A of this Report and under the heading ‘‘Cautionary Note Regarding Forward-Looking Statements.’’

Business Overview

We, through our principal operating subsidiary, Primus Financial, are primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities. In exchange for a fixed quarterly premium, if a credit event occurs (e.g., bankruptcy, failure to pay or restructuring) with respect to a Reference Entity upon which Primus Financial has sold credit protection, Primus Financial agrees to pay the notional amount of the credit swap contract to its counterparty in exchange for delivery of an unsecured credit obligation of that Reference Entity. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries.

Primus Financial has the highest counterparty credit ratings offered by S&P (AAA) and Moody’s (Aaa) and is managed by an experienced team of professionals who have expertise in credit analysis, investing, risk management and market analysis.

Primus Asset Management manages the credit swap portfolios of Primus Financial and third parties. For such services, Primus Asset Management receives a management fee.

Primus Re operates as a financial guaranty insurance company, and generates revenue by charging a higher insurance premium for protection sold than the premium it pays for the offsetting protection it purchases.

Credit Swap Revenues

Net credit swap revenue in our consolidated statements of operations, comprises the premiums earned and premium expense on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income. In accordance with U.S. GAAP, we carry our credit swaps on our balance sheet at their fair value. Changes in the fair value of our credit swap portfolio are included as a component of net credit swap revenue (loss) in our consolidated income statement. If a credit swap has an increase in fair value during a period, the increase will add to our net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from our net credit swap revenues for that period. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In general, the fair values of individual credit swaps are aggregated by counterparty for presentation in our statement of condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in our statement of condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in our statement of condition. Aggregation by counterparty is applied where an executed ISDA master agreement is in place with the counterparty. In instances where we do not yet have an executed ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss. As of December 31, 2005, we had no outstanding credit swaps with any counterparties with whom we had not yet executed ISDA master agreements.

As a general rule, when we sell credit default protection, it is our intention to maintain the transaction until maturity. However, there are two sets of circumstances in which we could elect to terminate transactions prior to maturity, and we monitor our portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever we receive new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, we consider the possibility of terminating the transaction, usually at a loss, to avoid a larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs our decision regarding termination in these circumstances is whether we believe that the underlying risk has become substantially greater than the level of risk we would choose to assume in entering into a new sale of credit default protection. As of December 31, 2005, we have terminated due to credit considerations less than 1% of the notional amount of credit swaps under which we sold credit default protection.

Second, we may elect to terminate a transaction for reasons other than credit considerations. Terminations of this type may generate gains or losses. In making a decision to terminate a transaction for reasons other than credit considerations, we consider a number of different factors, including the absolute amount of the unrealized gain or loss we could realize, the likelihood of additional gains or losses arising from the position, our view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a foreseeable horizon, the total size of our portfolio in relation to our capital and the total size of our swap positions and exposures with a particular counterparty. We refer to terminations effected under these circumstances as ‘‘resizing’’ or ‘‘rebalancing’’. The majority of our resizing occurred during the second and third quarters of 2003, when market credit swap premium levels had dropped dramatically from their historic 2002 highs. As of December 31, 2005, we have terminated approximately 10% of credit swaps under which we sold credit default protection based on resizing or rebalancing considerations.

We may terminate a credit swap in one of two ways. We may negotiate an agreed termination through the original counterparty (an unwind). We may negotiate an assignment and novation of our rights and obligations under the credit swap to a third party (an assignment). As an alternative to terminating a transaction, we may enter into an equal and opposite transaction with a third party under which we purchase credit default protection on terms that match the terms of the original transaction (an offset). In this last case, both sides of the position may subsequently be unwound or assigned.

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

In the past, where we have purchased credit protection as short-term investments, we incurred the cost of paying premiums until we terminated the purchased protection. We undertook these transactions with the expectation that the market credit swap premium level for the Reference Entity would rise subsequent to our purchase of protection, but any gains upon termination may not have sufficed to offset the premium expense we had incurred while holding the purchased protection. Furthermore, the market credit swap premium level for the Reference Entity may have fallen and we may have incurred termination losses as well as premium expenses as a result. The fair value of our credit swaps purchased would have been affected by market credit swap premium levels.

Expenses

Our expenses are primarily employee compensation and other administrative expenses, including rent for our premises, professional fees and depreciation of our software and fixtures. Compensation expense includes salaries and employee benefits, cash bonuses and stock-based compensation.

Distributions on Preferred Securities and Debt Securities

Primus Financial has issued Primus Financial Cumulative Preferred Stock that pays periodic distributions. The cost of these distributions is included in our consolidated statements of operations as distributions on preferred securities of a subsidiary. Further details of the nature and cost of these securities is included in our discussion of liquidity and capital resources. Primus Financial completed the issuance of $75.0 million of subordinated deferrable interest notes on July 23, 2004 and the issuance of $125.0 million of subordinated deferrable interest notes on December 19, 2005. The interest cost associated with these debt issuances is recorded as interest expense in our consolidated statements of operations.

Income Taxes

Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). For United States federal income tax purposes, Primus Guaranty and Primus Bermuda are likely to be treated as PFICs.

Critical Accounting Policies

Valuation of Credit Swaps

From the inception of our business, we have applied Statement of Financial Accounting Standards, or SFAS, 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ which established accounting and reporting standards for derivative instruments. SFAS 133 requires recognition of all credit swaps on the balance sheet at fair value.

The fair value of the credit swaps depends on a number of factors, primarily the market level of credit swap premiums associated with individual Reference Entities. Credit swaps are valued using market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market credit swaps and the contractual future credit swap premiums on contracts we have undertaken. Our pricing model has been internally developed but is benchmarked against a market-standard model. Generally, our model uses quoted market credit swap premium data that we purchase from an independent pricing service. This service takes pricing information from a number of prominent dealers and brokers in the credit swap market across a range of standard maturities and restructuring terms, and creates average market credit swap premium quotes on specific Reference Entities.

We believe there are a variety of factors that may influence market credit swap premium levels. The principal factor is the market’s view of the probability that a Reference Entity will default over the multi-year horizon typical for a credit swap contract. Those views in turn are influenced by the state of the economy, the outlook for corporate financial health in general as well as the outlook for particular industries and companies. Additional factors include the magnitude of debt outstanding and debt paying capacity within those same industries and companies. One factor specific to the credit swap market is the capacity of credit swap market participants to sell credit swaps. If, for example, commercial banks are actively buying protection to manage their regulatory capital, this will tend, other factors being equal, to absorb the capacity of protection sellers and cause an increase in market credit swap premiums. Conversely, creation of special purpose vehicles that sell protection create additional protection seller capacity and, absent additional demand, can cause a decrease in market premiums. Absent rapid and steep changes, interest rates have, at most, a limited effect on market credit swap premium levels.

Financial Guarantees

We have undertaken a limited amount of financial guarantee business through our subsidiary, Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. Primus Re designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133, as amended by SFAS No. 149, ‘‘Amendment of Statement 133 on Derivative Instruments and Hedging Activities’’. We account for our financial guarantee contracts in accordance with SFAS No. 60, ‘‘Accounting and Reporting by Insurance Enterprises’’. This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred. Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. No policy acquisition costs have been deferred by us as of December 31, 2005, as any such amounts have been immaterial. As of December 31, 2005, only three contracts had been written.

We do not actively offer financial guarantee insurance. Rather, it is an alternative we have available when a counterparty requests an insurance contract instead of a credit swap. Generally, a counterparty’s choice of a financial guarantee insurance contract versus a credit swap is determined by economic terms available in the marketplace as well as regulatory and accounting considerations. Also, the purchaser of an insurance contract cannot submit a claim for payment unless it has an insurable loss, whereas the purchaser of a credit swap need not have actual exposure to the underlying risk.

Internal Use Software Costs and Formation Expenses

During our development stage (through March 13, 2002), we were developing our proprietary technology. The primary applications developed were (1) capital models to support Primus Financial’s AAA/Aaa counterparty ratings and (2) a transactional platform to control our credit swap activities, ranging from trade administration to support for financial accounting and reporting.

The software and related costs of developing the capital model and control platform of approximately $12.4 million were capitalized in accordance with AICPA Statement of Position (SOP) 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ as of December 31, 2003. During 2005 and 2004, software development costs of $865 thousand and $541 thousand were capitalized, respectively. These costs are being amortized over five years on a straight-line basis. Capitalized costs are reviewed periodically for impairment.

Stock-Based Employee Compensation Plans

In 2003, we adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed in SFAS 123, ‘‘Accounting for Stock-Based Compensation’’, as amended by SFAS 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’. Under these rules, compensation expense is recognized based on the fair value of stock options, restricted shares and restricted share units at the time of an award, adjusted and amortized over the related vesting period. The fair value of the stock options granted is determined through the use of a market-standard option-pricing model, which requires judgment as to appropriate volatility and interest rate factors. Prior to our IPO, in the absence of a public market for our common shares, management and the board of directors estimated the market value of our common shares for all options, restricted share units and share issuances based on valuation opinions from independent valuation consultants. After the IPO, the fair value used is the current market value of our common shares at the grant date.

Results of Operations

Overview

We observed fluctuations in market credit swap premium levels during 2005. In the first quarter, premium levels on credit swaps were relatively unchanged from levels as of December 31, 2004. In the first quarter, we sold $1.0 billion of new credit swaps. In the second quarter, we observed significant increases in market premium levels, particularly in certain reference entity industry sectors, such as automobiles and insurance. We increased the volume of new credit swaps sold in the second quarter to take advantage of the higher premium levels. During this quarter we sold $2.3 billion of new credit swaps, partly offset by maturities of $431 million. During the second quarter we also terminated a number of credit swaps sold in order to mitigate our credit risk on certain entities which had become the targets of leveraged buy-outs, resulting in realized losses of approximately $2.9 million. In the third and fourth quarters, we observed declines in the level of market premiums falling back to levels similar to those prevailing in the first quarter of the year. We sold $1.6 billion of new credit swaps in each of the third and fourth quarters as we tempered our growth to reflect the lower levels of market premiums. We incurred credit mitigation costs of $1.3 million in the third quarter and $318 thousand in the fourth quarter as we further reduced our exposures to reference entities which had become leveraged buy-out targets.

During 2005, we expanded the range of our activities. In April, we wrote our first tranche transaction, whereby we sold credit protection referencing a portfolio containing obligations of multiple reference entities. Subsequent to this transaction, market premium levels for most investment grade tranches have fallen and we did not enter into any other tranche transactions in 2005. We recorded premium income from, as well as an unrealized gain, on the tranche sold during 2005. In the third quarter of 2005, we obtained rating agency permission to write a limited amount of protection against reference entities in the BB/Ba rating category. We sold $78.0 million of credit swaps in this category during the fourth quarter of 2005.

During 2005, we reduced and ultimately terminated our portfolio of swaps where we had bought protection in anticipation of subsequent increases in market premiums on specific reference entities.

Our interest income in 2005 was significantly higher than in the previous year as a result of three factors. Market interest rates increased generally during the year. We extended the average duration of our investment portfolio in 2005, which further increased the yield on our investments. In addition, average invested balances were higher in 2005 as a result of retained cash earnings and the investment of proceeds from our IPO and Primus Financial debt issuances during 2004 and 2005.

A portion of our credit swap portfolio is denominated in euros and we earn net euro premiums as a result. During 2005 we changed our previous policy of holding the net cash premiums in euros. We now retain only a small euro working balance and sell the balance of euro premiums received for US dollars. We incurred a net revaluation loss of $1.5 million on the euro balances we held during 2005.

Year ended December 31, 2005 compared with year ended December 31, 2004

On a U.S. GAAP basis, we had net income of $4.1 million and $23.7 million for the years ended December 31, 2005 and 2004, respectively. The reduction in net income in 2005 was primarily driven by unrealized losses on our portfolio of credit swaps sold, coupled with losses realized from the early termination of credit swaps. These reductions in revenues were offset in part by increased premium revenues from a larger credit swap portfolio and higher interest income.

Net Credit Swap Revenue

Net credit swap revenue was $23.1 million and $47.7 million for the years ended December 31, 2005 and 2004, respectively. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the years ended December 31, 2005 and 2004, respectively:

($ in thousands)	Year ended December 31,
	2005	2004
Net premiums earned	$52,705	$42,475
Net realized (losses)/ gains on credit swaps	(5,162)	5,522
Net unrealized losses on credit swaps	(24,437)	(268)
Total Net Credit Swap Revenue	$23,106	$47,729

Net Premiums Earned

Net premiums earned were $52.7 million and $42.5 million for the years ended December 31, 2005 and 2004, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium income on tranches sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the size of the credit swaps sold portfolio from the 2004 period, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes. The table below shows the component parts of net premiums earned for the years ended December 31, 2005 and 2004 respectively:

($ in thousands)	Year ended December 31,
	2005	2004
Premium income on credit swaps sold	$53,702	$43,494
Premium income on tranche sold	324	—
Premium expense on credit swaps purchased as short-term investments	(1,254)	(927)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(67)	(92)
Total Net Premiums Earned	$52,705	$42,475

Premium income on credit swaps sold increased primarily as a result of the expansion in our credit swap portfolio. The quarterly average notional amounts outstanding of credit swaps sold were $12.0 billion and $8.6 billion in 2005 and 2004, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranche sold was $324 thousand for the year ended December 31, 2005, and the notional amount outstanding was $50 million at December 31, 2005.

The premium expense on credit swaps purchased as short-term investments was $1.3 million and $927 thousand for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, we had no outstanding credit swaps purchased as short-term investments, whereas the notional amount outstanding at December 31, 2004 was $468.2 million. The average outstanding balance was higher during 2005 than in 2004, resulting in higher premium expense in 2005.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain credit swaps sold were $0 and $5.0 million at December 31, 2005 and 2004.

Net Realized Gains (Losses) on Credit Swaps

Our business strategy, for Primus Financial, is generally to hold swaps we sell until maturity. However, there are circumstances in which we may terminate a credit swap prior to maturity, either as a result of credit considerations or portfolio rebalancing considerations. We cannot identify at the outset of any credit swap transaction whether the credit swap will be terminated or otherwise disposed of prior to its maturity. If the credit swaps we terminate are at attractive market values, we are able to realize gains.

In certain circumstances we will terminate a credit swap at a realized loss. In general, we terminate credit swaps at a loss where we perceive that the credit quality of the underlying reference entity risk has deteriorated, and we wish to reduce or eliminate our exposure to the reference entity. We may also terminate a credit swap at a loss in order to create opportunities to rebalance our exposure to a reference entity.

We terminated $428.0 million and $804.5 million notional amount of credit swaps sold during the years ended December 31, 2005 and 2004, respectively. Net realized gains (losses) on the early termination of credit swaps sold were $(3.5) million and $4.4 million for the years ended December 31, 2005 and 2004, respectively.

The net realized losses incurred during 2005 were primarily the result of our decision to mitigate our exposure to a limited number of reference entities, which had become the subject of leveraged buy-outs, which increased the credit risk of those reference entities.

In the past we also purchased credit protection as a short-term investment, and, in that case, early termination of the credit swaps was a fundamental part of our business strategy. In the course of 2005, we terminated the portfolio of swaps purchased as short-term investments because results had not met our expectations. We terminated $484.0 million and $257.7 million notional amount of credit swaps purchased during the years ended December 31, 2005 and 2004, respectively. We realized a net loss of $1.5 million and a net gain of $1.1 million from the early termination of credit swaps purchased as short-term investments for the years ended December 31, 2005 and 2004, respectively. Net realized gains (losses) for the years ended December 31, 2005 and 2004 are summarized below:

($ in thousands)	Year ended December 31,
	2005	2004
Realized gains on terminated credit swaps sold	$1,090	$5,533
Realized losses on terminated credit swaps sold	(4,601)	(1,139)
Realized gains on terminated credit swaps purchased as short-term investments	719	1,260
Realized losses on terminated credit swaps purchased as short-term investments	(2,196)	(132)
Realized losses on terminated credit swaps purchased to offset credit risk on certain swaps sold	(174)	—
Total Net Realized Gains/ (Losses) on terminated credit swaps	$(5,162)	$5,522

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on credit swaps were $24.4 million for the year ended December 31, 2005 as compared with a loss of $268 thousand for the year ended December 31, 2004. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The loss in 2005 on credit swaps sold is partly attributable to an erosion of fair value as a result of the credit swaps with positive fair values having shorter remaining maturities and partly due to unrealized losses on credit swaps on certain reference entities which were downgraded and/or the subject of leveraged buy-outs during the period. The unrealized gain on credit swaps purchased as short-term investments in 2005 is due to the termination of our positions in this portfolio, with the result that unrealized losses were converted from an unrealized to a realized status. The unrealized gains and losses on credit swaps sold, tranches sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the years ended December 31, 2005 and 2004 are summarized below:

($ in thousands)	Year ended December 31,
	2005	2004
Net unrealized gains (losses) on credit swaps sold	$(27,530)	$1,899
Net unrealized gains on tranches sold	685	—
Net unrealized gains (losses) on credit swaps purchased as short-term investments	2,202	(2,225)
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	206	58
Net Unrealized Losses on credit swaps	$(24,437)	$(268)

Asset Management Fees

We commenced our third party asset management activity during 2004. We recognized $190 thousand and $15 thousand of asset management fees for the years ended December 31, 2005 and 2004, respectively. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at December 31, 2005 or 2004, respectively.

Interest Income Earned

We earned interest income of $16.0 million and $4.9 million for the years ended December 31, 2005 and 2004, respectively. The increase in interest income is attributable to higher average invested balances derived from the July 2004 issuance of $75 million of subordinated debt by Primus Financial and the raising of additional equity through our IPO in October 2004, retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher market rates of interest prevailing during 2005, coupled with an extension in the duration of our investment portfolio. Weighted average yields on the cash equivalents and available-for-sale investments were 3.22% in the year ended December 31, 2005 compared with 1.42% for the year ended December 31, 2004. Our total cash, cash equivalents and available-for-sale investments were approximately $629.5 million and $482.1 million as of December 31, 2005 and 2004, respectively.

Foreign Currency Revaluation

We sell and buy credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 26% of the notional amount of our credit swaps sold portfolio at December 31, 2005. Net premiums received from swaps denominated in euros were retained in euros during 2004 and until the fourth quarter of 2005. During 2004, the euro increased in value against the U.S. dollar resulting in a revaluation gain of $726 thousand on the euro cash holdings during that year. In 2005, the euro lost value against the U.S. dollar resulting in revaluation losses of $1.5 million. During 2005, we changed our policy with regard to holding euro cash. We now sell the majority of our net euro premium receipts as they are received for U.S. dollars, retaining only a small working cash balance in euros.

Operating Expenses

Our operating expenses were $27.5 million and $27.0 million for the years ended December 31, 2005 and 2004, respectively, as summarized below:

($ in thousands)	Year ended December 31,
	2005	2004
Compensation and employee benefits	$15,935	$17,801
Professional and legal fees	4,534	2,414
Depreciation and amortization	2,123	1,951
Technology and data feeds	1,630	1,363
Other	3,326	3,476
Total Operating Expenses	$27,548	$27,005
Number of full-time employees, at year end	35	33

Employee compensation in 2004 includes $3.3 million of compensation cost due to accelerated vesting of employee stock associated with the IPO. Excluding this accelerated vesting cost, employee compensation increased in 2005 by $1.4 million. This increase was due in part to the increase in our number of employees as our business expanded its operations. In addition, in the first quarter of 2005 we accrued an additional expense of approximately $800 thousand for the accelerated compensation expenses and accelerated vesting of stock related to the departure of former employees. Professional and legal fees expense includes audit and tax advisor expenses, legal costs and director and officer insurance expense. The increase in professional and legal fees is primarily related to the requirements of being a public company. Other operating expenses include rent, bank fees and investment management fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses.

Interest Expense and Preferred Distributions

For the years ended December 31, 2005 and 2004, we incurred $2.7 million and $0.9 million of interest expense, respectively. The interest expense was primarily incurred on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004. The interest rate for the 30-year subordinated debt was fixed at 2.57% for a period of one year from the issuance date, and thereafter has been reset at 28-day intervals. The interest rate on this instrument averaged 2.57% in the period from July 2004 through December 2004 and 3.11% in 2005.

On December 19, 2005, Primus Financial issued in aggregate $125.0 million of subordinated deferrable interest notes, consisting of $75.0 million of Series A notes and $50.0 million of Series B notes, which mature in June 2021. The interest rate on the Series A notes was fixed on the issuance date at a rate of 4.57% for 25 days and then subsequently the rate will be set every 28 days through a monthly auction process. The interest rate on the Series B notes was fixed on the issuance date at a rate of 5.60% for one year and then subsequently, the rate will be set every 28 days through a monthly auction process.

Primus Financial also made net distributions of $3.9 million and $2.1 million during the years ended December 31, 2005 and 2004, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 3.95% and 2.06% during the years ended December 31, 2005 and 2004, respectively.

Income Taxes

Provision for income taxes was $46 thousand for each of the years ended December 31, 2005 and 2004, respectively. Primus Guaranty had a net U.S. deferred tax asset fully offset by a valuation allowance of $4.8 million and $9.3 million as of December 31, 2005 and 2004, respectively. As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes.

However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46% on its U.S. GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $3.7 million and $13.1 million for the years ended December 31, 2005 and 2004, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

We had net income of $23.6 million and $78.5 million for the years ended December 31, 2004 and 2003, respectively. The decrease in net income in 2004 was primarily driven by the lower unrealized gains in the value of the portfolio of credit swaps sold, coupled with increased expenses and unrealized losses in our portfolio of credit swaps purchased for short term appreciation.

Net Credit Swap Revenue

Net credit swap revenue was $47.7 million and $103.3 million for the years ended December 31, 2004 and 2003, respectively. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the years ended December 31, 2004 and 2003:

($ in thousands)	Year ended December 31,
	2004	2003
Net premiums earned	$42,475	$38,958
Net realized gains on credit swaps	5,522	17,629
Net unrealized gains (losses) on credit swaps	(268)	46,739
Total Net Credit Swap Revenue	$47,729	$103,326

Net Premiums Earned

Net premiums earned were $42.5 million and $39.0 million for the years ended December 31, 2004 and 2003, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the portfolio of credit swaps sold in 2004 as compared to 2003, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes in 2004. The table below shows the component parts of net premiums earned for the years ended December 31, 2004 and 2003:

($ in thousands)	Year ended December 31,
	2004	2003
Premium income on credit swaps sold	$43,494	$39,112
Premium expense on credit swaps purchased as short-term investments	(927)	(19)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	(92)	(135)
Total Net Premiums Earned	$42,475	$38,958

Premium income on credit swaps sold was higher for the year ended December 31, 2004 primarily as a result of the expansion in our credit swap portfolio. The quarterly average notional amounts outstanding of credit swaps we sold were $8.6 billion and $5.8 billion in 2004 and 2003, respectively. The increase in premium income due to the expansion in the swap portfolio was tempered by the lower average premiums earned during 2004, a result of general declines in the market levels of swap premiums during 2003 and 2004, and the early termination of certain swaps during this period.

The premium expense on credit swaps purchased as short-term investments was $927 thousand and $19 thousand for the years ended December 31, 2004 and 2003, respectively. This activity commenced late in 2003. The notional amounts outstanding on credit swaps purchased as short-term investments were $468.2 million and $130.0 million at December 31, 2004 and 2003, respectively.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain swaps sold were $5.0 million at December 31, 2004 and December 31, 2003, representing the same transaction. No additional transactions of this nature occurred in the 2004 period.

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

Terminations of credit swaps purchased to offset credit risk on credit swaps sold created realized losses of $448 thousand during 2003, with no like transactions occurring during 2004.

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

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on credit swaps were $268 thousand for the year ended December 31, 2004 as compared with a net unrealized gain on credit swaps of $46.7 million for the year ended December 31, 2003. Net unrealized gains or losses on credit swaps reflect the change in the fair value of our credit swap portfolio. The absence of significant unrealized gains on credit swaps for the year ended December 31, 2004 is a result of the much smaller increase in the fair value of the portfolio of credit swaps sold during 2004 as compared with 2003, primarily due to much greater net decreases in market credit swap premium levels during 2003. For the year ended December 31, 2004, we incurred an unrealized loss of $2.2 million on the portfolio of credit swaps purchased as short-term investments, as compared with a gain of $23 thousand for the year ended December 31, 2003.

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for 2004 and 2003 are summarized below:

($ in thousands)	Year ended December 31,
	2004	2003
Net unrealized gains on credit swaps sold	$1,899	$46,663
Net unrealized gains (losses) on credit swaps purchased as short-term investments	(2,225)	23
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	58	53
Total Net Unrealized Gains (Losses) on credit swaps	$(268)	$46,739

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

Foreign currency revaluation

We started selling euro-denominated credit swaps in February 2003 and by December 31, 2004, euro-denominated credit swaps comprised 29.3% of the notional amount of our credit swaps sold portfolio. The euro appreciated in value against the U.S. dollar during 2004, and this appreciation resulted in a net gain of $726 thousand for the year ended December 31, 2004. For the year ended December 31, 2003, the foreign currency revaluation was not significant, and is included in net credit swap revenue in our consolidated statements of operations.

Operating Expenses

Our operating expenses were $27.0 million and $25.9 million for the years ended December 31, 2004 and 2003, respectively, as summarized below:

($ in thousands)	Year ended December 31,
	2004	2003
Employee compensation	$17,801	$11,701
Professional and legal fees	2,414	3,369
Depreciation and amortization	1,951	5,831
Technology and data feeds	1,363	1,336
Excess-of-loss insurance premium	—	727
Other	3,476	2,933
Total Operating Expenses	$27,005	$25,897
Number of full-time employees, at year end	33	29

The increase in employee compensation over these periods was primarily due to the increase in the number of employees as the business expanded its operations, coupled with the increased expense associated with the vesting of employee stock and option awards. The IPO resulted in the accelerated vesting of employee stock and option grants which resulted in additional expense of $3.3 million in the last quarter of 2004. Professional and legal fees relate to audit and tax advisor expenses, legal costs and director and officer insurance expense. The primary reason for the decrease in professional and legal fees in 2004 is lower audit fees incurred during 2004, as compared with 2003, when we completed our initial audit. Depreciation and amortization principally relates to the amortization of our internally developed software and the depreciation of our furniture and fixtures. Software amortization decreased by approximately $3.9 million for the year ended December 31, 2004, compared with the year ended December 31, 2003, as a result of a write-off during 2003 of approximately $3.2 million relating to previously capitalized software that was no longer in active use by the company. Technology and data feed expense relates to the maintenance of our technology platform and the cost of providing electronic data to our credit and investing teams, and remained consistent with the prior year. The excess-of-loss insurance policy premium expense in 2003 relates to a surety policy to cover excess credit losses, which Primus Financial acquired in March 2002 and terminated in March 2003, as it was no longer required as support for its ratings by the rating agencies. Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses, which increased over the prior year due to the expansion of our operations, and our listing on the NYSE.

Interest Expense and Preferred Distributions

For the year ended December 31, 2004, we incurred $0.9 million of interest expense primarily on the $75.0 million 30-year subordinated debt that was issued by Primus Financial in July 2004. The interest rate for the 30-year subordinated debt was fixed at 2.57% for a period of one year from the issuance date. Primus Financial also made net distributions of $2.1 million and $1.9 million during 2004 and 2003, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 2.06% and 1.84%, during the years ended December 31, 2004 and 2003, respectively.

Income Taxes

Benefit (provisions) for income taxes were $(46) thousand and $172 thousand for the years ended December 31, 2004 and 2003, respectively. Primus Guaranty had a net deferred tax asset fully offset by a valuation allowance of $9.3 million and $5.9 million as of December 31, 2004 and 2003, respectively. The change in the deferred tax asset and valuation allowance between 2003 and 2004 results from Primus Asset Management’s estimated net operating loss. As previously discussed, it is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its U.S. GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $13.1 million for 2004 and $37.0 million for 2003. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property lease	$5,022	$756		$1,512		$1,566		$1,188
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$205,022	$756		$1,512		$1,566		$201,188

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

Property lease:    Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. We have agreed on terms and conditions for an amendment to the lease that would extend its term to 2016 and add approximately 5,500 square feet of additional space. There are no material restrictions imposed by the lease agreement and the lease is categorized as an operating lease.

Subordinated deferrable interest notes:    For information on the terms of our subordinated deferrable interest notes, see Note 9 of our notes to consolidated financial statements.

We have no other material long-term contractual obligations.

Liquidity and Capital Resources

Capital Strategy

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business.

We receive cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash is used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased, realized losses from the early termination of credit swaps, interest on debt and preferred share distributions. Our cash, cash equivalents and available-for-sale investments were $629.5 million and $482.1 million as of December 31, 2005 and 2004, respectively.

In connection with the commencement of our operations on March 14, 2002, we were capitalized with $155.0 million from the issuance of our Series A preferred stock to two subsidiaries of XL Capital Ltd, or XL, Transamerica Life Insurance Company, a subsidiary of AEGON USA, Pacific Corporate Group/CalPERS and Radian Group Inc., or Radian. In connection with the issuance of the Series A preferred stock, we issued warrants to Radian enabling them to purchase 1,061,059 common shares at a exercise price of $5.18 per share. On May 15, 2004, Radian exercised these warrants and, as result of, we received $5.5 million. Upon completion of our IPO, all of the Series A preferred stock were converted into common shares of the company.

Primus Guaranty completed the IPO on October 5, 2004, listing its shares on the NYSE. The company issued 9,143,493 shares at a price of $13.50. Proceeds to the company were $110.7 million, net of the underwriting discount and offering expenses. Primus Guaranty concurrently contributed $60.0 million of the IPO proceeds to Primus Financial to support the growth of its credit swap business. Primus Guaranty invested the remaining net proceeds in short-term money market instruments, pending utilization in its credit swap business and/or other businesses related to the credit markets. In January 2006, Primus Guaranty contributed $50.0 million to PRS Trading Strategies, Inc., a subsidiary company established to trade credit swaps and similar instruments.

Primus Financial issued $110.0 million of Primus Financial Cumulative Preferred Stock on December 19, 2002 in two series, Series I and Series II, to a trust, or the Trust. In conjunction with the receipt of the securities, the Trust issued $100.0 million of Money Market Preferred Securities Custodial Receipts, or MMP Receipts, in two series, Series A and Series B, to various institutional investors in a private placement. The Trust also issued $10.0 million of Variable Inverse Preferred Securities Custodial Receipts that were retained by Primus Financial. One series of MMP Receipts pays distributions every 28 days based on an auction rate set on the prior business day and the other series makes payments quarterly, based on an auction rate, which is currently set annually, and was last set in January 2006. After December 19, 2012, Primus Financial may redeem the securities, in whole or in part, on any distribution date at the face amount plus accumulated and unpaid dividends. However, Primus Financial is not required to redeem the securities, nor is it required to establish a sinking fund. For the years ended December 31, 2005, 2004 and 2003, Primus Financial made net distributions to holders of the Trust’s MMP Receipts in an amount equal to $3.9 million, $2.1 million and $1.9 million, respectively.

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes was fixed at a rate of 2.57% until July 2005, from which point the rate is set every 28 days through a monthly auction process. The notes mature in July 2034.

On December 19, 2005, Primus Financial issued in aggregate $125.0 million of subordinated deferrable interest notes, consisting of $ 75.0 million of Series A and $50.0 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims, and to the subordinated deferrable interest notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the Series A notes was fixed on the issue date at a rate of 4.57% for 25 days and then subsequently, the rate will be set every 28 days through a monthly auction process. The interest rate on the Series B notes was fixed on the issue date at a rate of 5.60% for one year and then subsequently, the rate will be set every 28 days through a monthly auction process.

Additionally, as required by our operating guidelines, Primus Financial maintains a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. The purpose of the liquidity facility is to provide Primus Financial with cash in the event it is obligated to purchase a Reference Entity’s debt obligation as the result of a credit event and cannot liquidate its investments in order to settle a purchase on a timely basis. The liquidity facility requires that Primus Financial have United States government securities available to pledge as collateral on any advances made under the facility. The Liquidity Facility is subject to a commitment fee of 0.25% per annum. The facility is renewable on an annual basis at the option of Primus Financial or Harris Trust. We have applied to the rating agencies for permission to terminate this facility. At December 31, 2005, the facility had a maturity date of March 9, 2006. As of December 31, 2005, there have been no credit events and there have been no borrowings under the facility.

Cash Flows

Cash flows from operating activities – Net cash provided by operating activities was $36.3 million and $33.1 million for the years ended December 31, 2005 and 2004, respectively. This increase is primarily attributable to higher premium income on swaps sold during 2005 compared to 2004, as a result of the continued growth of our credit swap portfolio.

Net cash provided by operating activities was $33.1 million and $43.5 million for the years ended December 31, 2004 and 2003, respectively. This decrease is primarily attributable to lower realized gains for the year ended December 31, 2004 as compared to the year ended December 31, 2003, partially offset by the increase in premiums received from credit swaps sold.

Cash flows from investing activities – Net cash used in investing activities was $404.3 million and $158.1 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to higher purchases of available-for-sale investments during 2005 compared with the 2004, as a result of the proceeds from the issuance of deferrable notes and the IPO.

Net cash used in investing activities was $158.1 million and $4.6 million for the years ended December 31, 2004 and 2003, respectively. During 2004, we invested $157.1 million in short-term investments as compared with $4.0 million in 2003. The additional cash invested was derived from our IPO in October 2004, as well as proceeds from the issuance of subordinated deferrable interest notes in July 2004.

Cash flows from financing activities – Net cash provided by financing activities was $116.4 million and $188.0 million for the years ended December 31, 2005 and 2004, respectively. The decrease was primarily due to our IPO in October 2004, from which proceeds of $110.7 million, net of expenses, were received, as well as the issuance of our $75.0 million of subordinated deferrable interest notes in July 2004. This decrease was partially offset by the issuance of our $125.0 million of subordinated deferrable interest notes in December 2005.

Net cash provided by (used in) financing activities was $188.0 million and $(1.9) million for the years ended December 31, 2004 and 2003, respectively. This increase was due to our IPO in October 2004, from the proceeds of which were $110.7 million, net of underwriting discounts and offering expenses, as well as the issuance of subordinated deferrable interest notes in 2004 of $75.0 million. In addition, Radian exercised warrants in 2004, yielding proceeds to the company of $5.5 million. This increase was partially offset by preferred distributions of $2.1 million in 2004, as compared to $1.9 million distributed in 2003.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating and financing expenses (including preferred distributions) over at least the next twelve months.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95 Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123 (R) to provide additional time for companies to comply with the reporting requirements. The Company will adopt SFAS No. 123 (R) during the first quarter of 2006, and does not expect its adoption to have a material impact on the consolidated financial statements.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (‘‘SAB No. 107’’) to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123 (R), the modification of employee share options prior to the adoption of

SFAS No. 123 (R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). The Company does not expect its adoption of this guidance to have a material impact on the consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.

In November 2005, the FASB issued FASB Staff Position FSP 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect its adoption to have a material effect on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of December 31, 2005, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $4.2 million. We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Cumulative Preferred Stock pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Stock reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts as the interest and auction rate for such MMP Receipts were set for a one year period on January 20, 2006. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually, however at December 31, 2005, the interest rate on the $50 million Series B subordinated deferrable interest notes was set for a one year period expiring in December of 2006.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At December 31, 2005, the notional and fair value amount of credit swaps outstanding with respect to our counterparties that had credit ratings of below investment grade were $5.0 million and $37 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparties.

Item 8.	Financial Statements and Supplementary Data

Primus Guaranty, Ltd.
Index to Consolidated Financial Statements

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of
Primus Guaranty, Ltd.

We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. (the ‘‘Company’’) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of Primus Guaranty, Ltd’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY

March 3, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of Primus Guaranty, Ltd.

We have audited management's assessment, included in the accompanying Management's Assessment of Internal Control over Financial Reporting, that Primus Guaranty, Ltd. (the ‘‘Company’’) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the ‘‘COSO criteria’’). Primus Guaranty, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Primus Guaranty, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Primus Guaranty, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Primus Guaranty, Ltd. as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

March 3, 2006

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2005, the Company’s internal control over financial reporting is effective based on that criteria.

Ernst & Young LLP, an independent registered public accounting firm has issued a report on our assessment of the Company's internal control over financial reporting. This report appears on page 51.

/s/ Thomas W. Jasper	/s/ Richard Claiden
Thomas W. Jasper	Richard Claiden
Chief Executive Officer	Chief Financial Officer

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(dollars in 000s except per share amounts)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$69,355	$320,989
Available-for-sale investments	560,147	161,101
Accrued interest receivable	5,127	1,381
Accrued premiums on credit swaps	3,369	3,349
Premiums receivable on credit swaps	92	197
Premiums receivable on financial guarantees	300	800
Asset management fee receivable	2	15
Prepaid expenses	954	868
Unrealized gain on credit swaps, at fair value	25,342	46,517
Fixed assets, net	1,682	1,800
Internal use software costs, less accumulated amortization of $7,744 in 2005 and $5,893 in 2004	3,311	4,297
Other receivables	254	279
Debt issuance costs, net	3,147	1,125
Total assets	$673,082	$542,718
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$3,026	$904
Compensation payable	4,833	5,317
Brokerage fees payable	9	14
Taxes payable	54	12
Interest payable	404	364
Long-term debt	200,000	75,000
Unrealized loss on credit swaps, at fair value	3,521	259
Deferred rent payable	416	455
Deferred financial guarantee premiums	401	806
Deferred credit swap premiums	46	69
Total liabilities	212,710	83,200
Preferred securities of subsidiary	98,521	98,521
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 43,176,511 and 42,780,033 shares issued and outstanding at December 31, 2005 and 2004	3,572	3,535
Additional paid-in-capital	265,848	264,860
Warrants	612	612
Accumulated other comprehensive loss	(4,254)	—
Retained earnings	96,073	91,990
Total stockholders’ equity	361,851	360,997
Total liabilities, preferred securities of subsidiary and stockholders’ equity	$673,082	$542,718

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(amounts in 000s except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Net credit swap revenue	$23,106	$47,729	$103,326
Premiums earned on financial guarantees	405	395	—
Interest income	16,047	4,850	2,617
Rental income	—	40	107
Asset management fees	190	15	—
Foreign currency revaluation income (loss)	(1,546)	726	—
Total net revenues	38,202	53,755	106,050
Expenses
Compensation and employee benefits	15,935	17,801	11,701
Excess-of-loss insurance policy premium	—	—	727
Professional and legal fees	4,534	2,414	3,369
Depreciation and amortization	2,123	1,951	5,831
Technology and data feeds	1,630	1,363	1,336
Rent	765	744	702
Bank fees	878	576	532
Rating agency fees	266	346	494
Brokerage expense	129	602	442
Interest expense	2,660	881	—
Other	1,288	1,208	763
Total expenses	30,208	27,886	25,897
Distributions on preferred securities of subsidiary	(3,865)	(2,138)	(1,854)
Income before (provision) benefit for income taxes	4,129	23,731	78,299
Benefit (provision) for income taxes	(46)	(46)	172
Net Income available to common shares	$4,083	$23,685	$78,471
Earnings per common share:
Basic	$0.09	$1.44	$31.18
Diluted	$0.09	$0.59	$2.33
Average common shares outstanding:
Basic	43,150	16,486	2,517
Diluted	44,645	40,256	33,737

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Stockholders’ Equity
(dollars in 000s)

	Year Ended December 31,
	2005	2004	2003
Common stock
Balance at beginning of year	$3,535	$230	$208
Conversion of warrants to common stock	—	85	—
Shares repurchased and retired	(15)	—	(1)
Shares vested under employee compensation plans	47	91	23
Issuance of common stock from exercise of stock options	5
Shares issued in Initial Public Offering	—	731	—
Conversion of Series A preferred stock	—	2,398	—
Balance at end of year	3,572	3,535	230
Additional paid-in-capital
Balance at beginning of year	264,860	1,325	211
Conversion of warrants to common stock	—	5,875	—
Shares repurchased and retired	(3,139)	—	(10)
Shares vested under employee compensation plans	3,639	6,140	1,124
Issuance of common stock from exercise of stock options	488	—	—
Shares issued in Initial Public Offering	—	110,010	—
Conversion of Series A preferred stock	—	141,510	—
Balance at end of year	265,848	264,860	1,325
Convertible preferred stock
Balance at beginning of year	—	143,908	143,908
Conversion of Series A to common stock	—	(143,908)	—
Balance at end of year	—	—	143,908
Warrants
Balance at beginning of year	612	1,070	1,070
Conversion of warrants to common stock	—	(458)	—
Balance at end of year	612	612	1,070
Accumulated other comprehensive loss
Balance at beginning of year	—	—	—
Net unrealized holding losses on available-for-sale securities	(4,254)	—	—
Balance at end of year	(4,254)	—	—
Retained earnings
Balance at beginning of year	91,990	68,305	(10,166)
Net income	4,083	23,685	78,471
Balance at end of year	96,073	91,990	68,305
Total stockholders’ equity at end of year	$361,851	$360,997	$214,838
Comprehensive income (loss)
Net income	$4,083	$23,685	$78,471
Change in net unrealized losses on available-for-sale investments	(4,254)	—	—
Comprehensive income (loss)	$(171)	$23,685	$78,471

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(dollars in 000s except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$4,083	$23,685	$78,471
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization of fixed assets	272	234	214
Amortization of internal use software costs	1,851	1,717	5,617
Stock compensation	3,686	6,230	1,146
Net unrealized (gain) loss on credit swap portfolio	24,437	268	(46,739)
Unrealized gain on sublease	—	(39)	(22)
Deferred rent	(39)	(18)	163
Amortization of debt issuance costs	64	14	—
Distributions on preferred securities of subsidiary	3,865	2,138	1,854
Increase (decrease) in cash resulting from changes in:
Premiums receivable on credit swaps	105	(57)	196
Accrued premiums on credit swaps	(20)	293	728
Deferred credit swap premiums	(23)	(43)	112
Account receivable – sublease	—	—	9
Deferred financial guarantee premiums	(405)	(395)	1,201
Brokerage fees payable	(5)	(36)	(14)
Accrued interest receivable	(3,746)	(1,252)	55
Prepaid excess-of-loss insurance policy premium	—	—	618
Premiums receivable on financial guarantees	500	401	(1,201)
Prepaid expenses	(86)	(473)	(53)
Asset management fee receivable	13	(15)	—
Other receivables	25	(10)	(269)
Accounts payable and accrued expenses	2,122	251	(60)
Compensation payable	(484)	(157)	1,686
Interest payable	40	364	—
Taxes payable.	42	12	(254)
Net cash provided by operating activities	36,297	33,112	43,458
Cash flows from investing activities
Fixed asset purchases.	(154)	(383)	(92)
Purchases of available-for-sale and other investments	(755,659)	(157,133)	(3,968)
Maturities and sales of available-for-sale investments	352,359	—	—
Development and purchase of internal use software	(865)	(541)	(541)
Net cash used in investing activities	(404,319)	(158,057)	(4,601)
Cash flows from financing activities
Proceeds from issuance of common shares	—	110,744	—
Repurchase and retirement of common stock	(3,154)	—	(11)
Proceeds from exercise of stock options	493	—	—
Proceeds from exercise of warrants	—	5,500	—
Proceeds from issuance of subordinated debt	125,000	75,000	—
Debt issuance costs	(2,086)	(1,139)	—
Net preferred distributions of subsidiary	(3,865)	(2,138)	(1,854)
Net cash provided by (used in) financing activities	116,388	187,967	(1,865)
Net increase (decrease) in cash	(251,634)	63,022	36,992
Cash and cash equivalents at beginning of year	320,989	257,967	220,975
Cash and cash equivalents at end of year	$69,355	$320,989	$257,967
Supplemental disclosures
Cash paid for interest	$2,572	$503	$—
Cash paid for taxes	4	44	347

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

1.    Organization

Primus Guaranty, Ltd. (‘‘Primus Guaranty’’ or ‘‘the Company’’), is a Bermuda holding company, and the 100% owner of Primus Bermuda, Ltd. (‘‘Primus Bermuda’’), a Bermuda holding company. Primus Bermuda, originally Primus Barbados, Ltd., was re-domiciled in Bermuda in December 2004. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC (‘‘Primus Group Holdings’’), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries, Primus Financial Products, LLC (‘‘Primus Financial’’), and Primus Asset Management, Inc. (‘‘Primus Asset Management’’). Primus Financial is a Delaware financial products limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor’s (‘‘S&P’’) and Aaa from Moody’s Investors Service, Inc. (‘‘Moody’s’’ and, together with S&P, the ‘‘Rating Agencies’’). The Company considers its legal domicile to be where it is incorporated, Bermuda. Primus Financial is primarily a provider of credit risk protection in the form of credit swaps, covering single name, investment grade corporate and sovereign financial obligations. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple reference entities. Primus Asset Management is a provider of administrative and technology support to Primus Financial and an asset manager for Primus Financial and third parties.

Primus Financial and Primus Asset Management function as separate entities from Primus Group Holdings. Additionally, the obligations of Primus Guaranty are not the obligations of Primus Bermuda, Primus Group Holdings, or any other of its affiliates, and vice versa. Primus Asset Management wholly owns Primus Re, Ltd. (‘‘Primus Re’’), a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Insurance Act of 1978 of Bermuda.

In July 2005, PRS Trading Strategies, LLC (PRSTS), a Delaware limited liability company, was formed. Primus Guaranty is the 100% owner of PRSTS. PRSTS was created to diversify the revenue streams of the Company. PRSTS will engage in the buying and selling of credit protection on single names, indices and tranches. PRSTS had no activity during 2005.

In November 2005, Primus Guaranty (UK), Ltd (PGUK) was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe. Primus Bermuda is the 100% owner of PGUK.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Primus Guaranty and its subsidiaries and are presented in accordance with U.S. generally accepted accounting principles. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The consolidated financial statements are presented in U.S. dollar equivalents. At December 31, 2005 and 2004, Primus Financial’s credit swap activities were conducted in U.S. dollars and Euros.

Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management’s estimates and assumptions are used mainly in estimating the fair value of credit swaps and the deferred tax asset valuation.

Cash and Cash Equivalents

Primus Guaranty defines cash equivalents as short term, highly liquid securities and interest earning deposits with original maturities or maturities at time of purchase of 90 days or less.

Investments

The Company has investments in debt securities that are classified as available-for-sale investments. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days. Available-for-sale investments are carried at fair value with the unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss as a separate component of stockholders’ equity. The Company does not have any investments classified as held-to-maturity or trading securities.

Interest Income

The Company earns interest income on its cash and cash equivalents, including commercial paper and other securities, and on investments, which include the accretion of discount and amortization of the premium recorded upon the acquisition of such securities.

Credit Swaps

Credit swaps are over-the-counter (‘‘OTC’’) derivative financial instruments and are recorded at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Obtaining the fair value (as such term is defined in SFAS No. 133) for such instruments requires the use of management judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gains or losses on credit swaps. The Company does not believe that its credit swaps fall outside the scope of the guidance of SFAS No. 133 paragraph 10d, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk.

Net credit swap revenue includes realized and unrealized gains and losses on credit swaps and net premiums earned.

Premiums are taken into income as they are earned over the life of the transaction. Accrued premiums on credit swaps represent net premiums earned but not yet payable by Primus Financial’s counterparty. Premiums receivable on credit swaps represents net premiums that are both earned by and payable to Primus Financial.

Foreign Currency

Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Gains and losses resulting from translation to U.S. dollar equivalents are reflected in foreign exchange revaluation in the statement of operations for the year ended December 31, 2005 and 2004. For the year ended December 31, 2003, the foreign currency revaluation was not significant and is included in net credit swap revenue in our consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

Financial Guarantee Insurance Contracts

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

The Company does not actively offer financial guarantee insurance. Rather, it is an alternative the Company has available when a counterparty requests an insurance contract instead of a credit swap. Generally, a counterparty’s choice of a financial guarantee insurance contract versus a credit swap is determined by economic terms available in the marketplace as well as regulatory and accounting considerations. Also, the purchaser of an insurance contract cannot submit a claim for payment unless it has an insurable loss, whereas the purchaser of a credit swap need not have actual exposure to the underlying risk.

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

Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. Such costs generally include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses. As of December 31, 2005 and 2004, no costs have been deferred by the Company, as any such amounts have been immaterial.

Deferred Financial Guarantee Premiums

Unearned premiums related to the financial guarantee protection provided are used to establish the liability at inception. This liability is reflected in income on a straight-line basis over the period the risk protection is provided.

Unpaid Losses and Loss Expenses on Financial Guarantees

Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

loss settlement expenses on the obligations it has insured. Estimates will be based upon historical industry loss experience modified for current trends as well as prevailing economic, legal and social conditions. Any changes in estimates are reflected in operating results in the period in which the estimates changed. At December 31, 2005 and 2004, the Company had no loss reserves recorded.

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets include computer hardware, telephone equipment, furniture and fixtures and office equipment, which are depreciated using a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life.

Internal Use Software Costs

During the Company’s development stage, the Company had various aspects of its proprietary technology platform under applications development. The primary applications related to (1) the development of the capital models on which Primus Financial in part has its public ratings based, and (2) the transactional platform which maintains the records of each transaction, provides pricing and analytical support for Primus Financial’s credit swap business, and provides additional support in the form of automated documentation creation and financial data necessary to run Primus Financial’s business. The software and related costs of developing the capital model and transactional platform were capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (Statement 98-1). These costs are being amortized over five years on a straight-line basis.

In accordance with Statement 98-1, the Company capitalizes qualifying computer software costs and expenses maintenance and other costs that do not qualify for capitalization. The Company amortizes capitalized software costs using the straight-line method over the estimated useful lives of the software, which is five years.

During 2005 and 2004, the Company capitalized software development costs of $865 thousand and $541 thousand, respectively. Amortization expense of internal use software costs was $1.9 million, $1.7 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2003, it was determined that $3.2 million of certain assets were no longer necessary for the Company’s business and were written off and included in depreciation and amortization expense in the consolidated statements of operations.

Income Taxes

Income tax expense is computed in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, which prescribes the asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of those deferred tax assets will not be realized.

Employee Compensation Plans

In 2003, the Company adopted the fair value approach on a prospective basis for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

Based Compensation – Transition and Disclosure. Compensation expense is recognized based on the fair value of stock options, restricted shares and restricted share units (‘‘RSU’’) granted over the related vesting period. The fair value of the stock options granted is determined through the use of an option-pricing model.

See ‘‘Recent Accounting Pronouncements’’ for a discussion of SFAS 123R, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which was issued in December 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), ‘‘Share-Based Payment’’. SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123 (R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. As a result, the Company will adopt SFAS No. 123 (R) during the first quarter of 2006 and does not expect its adoption to have a material impact on the consolidated financial statements.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (‘‘SAB No. 107’’) to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123 (R), the modification of employee share options prior to the adoption of SFAS No. 123 (R) and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). The Company does not expect its adoption of this guidance to have a material impact on the consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.

In November 2005, the FASB issued FASB Staff Position FSP 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect its adoption to have a material effect on the consolidated financial statements.

3.    Initial Public Offering

Primus Guaranty completed an initial public offering (‘‘IPO’’) on October 5, 2004, listing its shares on the NYSE. The Company issued 9,143,493 shares at a price of $13.50. The proceeds to the

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

Company were $110.7 million, net of the underwriting discount and offering expenses. Primus Guaranty has subsequently contributed $60.0 million of the IPO proceeds to Primus Financial to support the growth of its credit swap business. Primus Guaranty invested the remaining net proceeds in short-term money market instruments, pending utilization in businesses related to the credit markets. The completion of the IPO caused the Company to vest one-half of the remaining unvested stock, restricted stock units and options held by employees at the date of the IPO. The Company recognized an expense of approximately $3.3 million in the fourth quarter of 2004 as a result of this accelerated vesting.

4.    Cash and Cash Equivalents

As of December 31, 2005 and 2004, the Company’s cash and cash equivalents included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, interest bearing bank deposits, commercial paper and money market funds. All outstanding obligations in this category mature within 90 days.

5.    Available-for-sale investments

Available-for-sale investments included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies and commercial paper. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

At December 31, 2005, available-for-sale investments consisted of U.S. government agency obligations (including government-sponsored enterprises) of $540.5 million and commercial paper of $19.6 million, which have an original maturity or maturity at time of purchase greater than 90 days and less than 3 years.

The Company recorded unrealized losses of $4.3 million related to U.S government agency obligations (including government-sponsored enterprises) and unrealized gains of $5 thousand related to commercial paper, which are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

The unrealized losses on the Company’s investments related to U.S. government agency obligations (including government-sponsored enterprises) and were primarily the result of an increase in interest rates during 2005. These securities have been in a loss position for less than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

As of December 31, 2004, the Company’s investments consisted entirely of short-term U.S. government agency obligations (including government-sponsored enterprises), which mature within two years.

6. Primus Re Financial Guarantee Transactions

On December 31, 2003, Primus Re wrote three-year financial guarantee insurance policies on three separate reference entities. Primus Re then transferred all of its risk to Primus Financial through back-to-back credit swaps referencing the same reference entities as the financial guarantee contracts and with the same maturities. Any payments required to be made under the financial guarantee contracts to the insured will be covered by a payment received by Primus Re from Primus Financial. These credit swaps and the related effects on results of operations are eliminated in consolidation. The aggregate notional amount of the credit swaps is $87.0 million at December 31, 2005 and 2004.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

Primus Re’s obligation to pay on the insurance policies requires that (i) the insured suffers a default, (ii) all premiums are paid up until the date that the insured delivers a Notice of Payment to Primus Re and (iii) the Notice of Payment is made to Primus Re in writing. The maximum payout under the three guarantee insurance contracts would be $56.5 million. This amount is equal to the maximum amount receivable under the offsetting credit swaps, after deducting stipulated amounts representing the assumed recoveries on reference entity obligations with a notional amount of $87.0 million.

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

In exchange for providing credit protection to its counterparties, Primus Financial receives premium payments as a series of fixed cash flows. Premiums are taken into income as they are earned over the life of the transaction. Accrued premiums on credit swaps represent premiums earned but not yet payable by Primus Financial’s counterparty. Premiums receivable on credit swaps represents premiums that are both earned by and payable to Primus Financial. When Primus Financial purchases credit protection from its counterparties, Primus Financial pays premiums as a series of fixed cash flows. The premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue.

Under the terms of Primus Financial’s operating guidelines, derivatives transactions can only include credit swaps. Credit swaps are derivative transactions that obligate one party to the transaction (the ‘‘Seller’’) to pay an amount to the other party to the transaction (the ‘‘Buyer’’) should one of a specified group of events (‘‘Credit Events’’) be incurred by an unrelated third party or portfolio of third parties (the ‘‘Reference Entity’’) specified in the contract. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for incurring the potential of a Credit Event-generated loss, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a Credit Event). The fixed premium is generally paid quarterly in arrears over the term of the transaction.

All transactions entered into between the Buyer and the Seller are subject to an ISDA Master Agreement executed by both parties. The Master Agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the Master Agreement) is incurred by either party.

Primus Financial is primarily a Seller of credit swaps, although it may also buy credit swaps to off-set the risks it has incurred as a Seller. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. In addition, Primus Financial is permitted to purchase credit swaps as a limited percentage of its overall portfolio (represented as Credit Swaps Purchased in the tables that follow). The company’s operating guidelines and board authorization limit the notional amount of credit swaps purchased as short term investments to seven and a half percent of the notional amount of credit swaps sold. The primary risks inherent in the Company’s activities are (a) where Primus Financial is a Seller that Reference Entities specified in its credit swap transactions will experience Credit Events (Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring) that will require Primus

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

Financial to make payments to the Buyers of the transactions, (b) where Primus Financial is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from Primus Financial will default on their required premium payments. During 2005, 2004 and 2003, none of these events occurred.

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its balance sheet at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue in the Company’s consolidated statements of operations. If a credit swap has an increase in fair value during a period, the increase will add to the Company’s net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from the Company’s net credit swap revenues for that period. Changes in the fair value of the Company’s credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.

In general, the Company aggregates fair values of individual credit swaps by counterparty for presentation on the Company’s consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the statement of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the statement of financial condition. Aggregation by counterparty is applied where a valid ISDA master agreement is in place with the counterparty. In instances where the Company does not yet have a valid ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss.

As a general rule, when the Company sells credit protection, it intends to maintain the transaction until maturity. However, there are two sets of circumstances in which the Company could elect to terminate transactions prior to maturity, and the Company monitors its portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever the Company receives new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, the Company considers the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs the Company’s decision regarding termination in these circumstances is whether the Company believes that the underlying risk has become substantially greater than the level of risk the Company would choose to assume in entering into a new sale of credit default protection.

Second, the Company may elect to terminate a transaction for which it has an unrealized gain or loss based on one or more of the following considerations: the likelihood of further gains or losses arising from the position, its view as to whether the capital dedicated to the position would be profitably reallocated, its total exposure to a particular Reference Entity, the total size of its portfolio in relation to its capital and the total size of its swap positions and exposures with a particular counterparty which might be reduced so that the counterparty may enter into additional swaps with the Company.

The Company terminates a credit swap in one of two ways. The Company may negotiate an agreed termination through the original counterparty (an unwind). The Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). As an alternative to terminating a transaction, the Company may enter into an equal and opposite transaction with a third party under which the Company purchases credit default protection

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

on terms that match the terms of the original transaction (an offset). In this last case, both sides of the position may subsequently be unwound or assigned.

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

The Company distinguishes among credit swaps sold-single name, credit swaps sold-tranche, credit swaps purchased as short-term investments and credit swaps purchased to offset the credit risk on credit swaps previously sold. Credit swaps sold-single name refers to credit protection referencing a single entity. Credit swaps sold-tranche refers to credit protection referencing portfolios containing obligations of multiple reference entities, which we began selling during the second quarter of 2005. We have only purchased credit swap protection against single name reference entities.

The tables below present the components of credit swap revenues for the years ended December 31, 2005, 2004 and 2003.

Net credit swap revenues for the year ended December 31, 2005 (in thousands)

	Premium income/ (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Total
Credit swaps sold-single name	$53,702	$1,090	$(4,601)	$(27,530)	$22,661
Credit swaps sold-tranche	324	—	—	685	1,009
Credit swaps purchased as short-term investments	(1,254)	719	(2,196)	2,202	(529)
Credit swaps purchased to offset credit risk on certain swaps sold	(67)	—	(174)	206	(35)
Total	$52,705	$1,809	$(6,971)	$(24,437)	$23,106

Net credit swap revenues for the year ended December 31, 2004 (in thousands)

	Premium income (expense)	Realized gains	Realized (losses)	Change in unrealized gains/(losses)	Totals
Credit swaps sold	$43,494	$5,533	$(1,139)	$1,899	$49,787
Credit swaps purchased as short-term investments	(927)	1,260	(132)	(2,225)	(2,024)
Credit swaps purchased to offset credit risk on certain swaps sold	(92)	—	—	58	(34)
Totals	$42,475	$6,793	$(1,271)	$(268)	$47,729

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

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

The notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at December 31, 2005 and December 31, 2004 are as follows (in thousands):

	December 31, 2005	December 31, 2004
Gross Notional Amounts:
Credit swaps sold-single name	$13,374,031	$10,544,728
Credit swaps sold-tranche	50,000	—
Credit swaps purchased	—	468,175
Fair value:
Asset	25,342	46,517
Liability	3,521	259
Average fair value:
Asset	28,140	33,778
Liability	3,545	392

‘‘Asset’’ in the table above represents unrealized gains on credit swaps while ‘‘Liability’’ represents unrealized losses on credit swaps. All credit swaps are subject to netting arrangements that have been contractually established with each counterparty under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are netted by counterparty. At December 31, 2005 and 2004, Primus Financial had three derivative transactions with its affiliate, Primus Re, totaling $87 million in notional principal.

The tables that follow summarize, by credit rating of Reference Entities and of Counterparties, the notional amounts and fair values of credit swap transactions outstanding as of December 31, 2005 and 2004.

Risk off-set transactions are reflected in the tables below as part of Credit Swaps Sold. The total notional amounts of risk off-set transactions were zero and $5 million at December 31, 2005 and December 31, 2004, respectively. Fair value of the risk offset transactions equaled zero and $(206) thousand at December 31, 2005 and 2004, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

(in thousands)
	December 31, 2005		December 31, 2004
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$561,472	$1,118	$651,270	$866
Aa	2,268,090	8,006	1,917,131	5,609
A	5,270,706	15,008	4,310,452	22,511
Baa	5,041,442	4,328	3,642,330	19,295
Ba	199,321	(5,785)	23,545	179
B	33,000	(1,539)	—	—
Total	$13,374,031	$21,136	$10,544,728	$48,460
Credit Swaps Sold-Tranche:
Aa	$50,000	$685	$—	$—
Total	$50,000	$685	$—	$—
Credit Swaps Purchased:
Aaa	$—	$—	$47,090	$(158)
Aa	—	—	13,545	(44)
A	—	—	209,815	(803)
Baa	—	—	160,635	(969)
NR	—	—	37,090	(228)
Total	$—	$—	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold-Single Name:
Aaa	$5,000	$37	$5,000	$49
Aa	11,228,563	13,341	8,304,867	35,922
A	2,140,468	7,758	2,234,861	12,489
Total	$13,374,031	$21,136	$10,544,728	$48,460
Credit Swaps Sold-Tranche:
Aa	$50,000	$685	$—	$—
Total	$50,000	$685	$—	$—
Counterparty Seller
Credit Swaps Purchased:
Aa	$—	$—	$387,858	$(1,699)
A	—	—	80,317	(503)
Total	$—	$—	$468,175	$(2,202)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

(in thousands)
	December 31, 2005		December 31, 2004
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$636,472	$1,222	$627,725	$822
AA	1,862,713	6,026	1,826,628	4,462
A	6,143,717	17,753	4,863,204	25,569
BBB	4,513,356	4,803	3,217,171	17,536
BB	197,773	(7,062)	10,000	71
B	20,000	(1,606)	—	—
Total	$13,374,031	$21,136	$10,544,728	$48,460
Credit Swaps Sold-Tranche:
AA	$50,000	$685	$—	$—
Total	$50,000	$685	$—	$—
Credit Swaps Purchased:
AAA	$—	$—	$57,090	$(198)
AA	—	—	27,090	(109)
A	—	—	216,270	(940)
BBB	—	—	167,725	(955)
N/R	—	—	—	—
Total	$—	$—	$468,175	$(2,202)
Counterparty Buyer
Credit Swaps Sold-Single Name:
AAA	$34,623	$(57)	$5,000	$49
AA	9,262,316	10,525	6,643,559	27,941
A	4,077,092	10,668	3,896,169	20,470
Total	$13,374,031	$21,136	$10,544,728	$48,460
Credit Swaps Sold-Tranche:
AA	$50,000	$685	$—	$—
Total	$50,000	$685	$—	$—
Counterparty Seller
Credit Swaps Purchased:
AA	$—	$—	$290,768	$(1,433)
A	—	—	177,407	(769)
Total	$—	$—	$468,175	$(2,202)

Primus Financial’s operating guidelines impose various limits on the geographical concentration of its business based on the country of domicile of each Reference Entity. Additionally, Primus Financial’s counterparties are generally financial institutions with whom it has entered into Master Agreements that consolidate the counterparty risk to one office of that counterparty. For the years ended December 31, 2005 and 2004, respectively, three counterparties each generated greater than ten percent of the Company’s total premium revenue.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

The table below shows the geographical distribution of Primus Guaranty’s credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (in thousands):

	December 31, 2005		December 31, 2004
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$8,243,123	$12,268	$5,798,363	$28,926
Europe	4,561,908	7,412	4,367,365	17,733
Pacific	445,000	992	305,000	1,421
Others	124,000	464	74,000	380
Total	$13,374,031	$21,136	$10,544,728	$48,460
By Counterparty:
North America	$6,878,892	$8,754	$5,596,849	$23,146
Europe	6,388,139	12,359	4,885,879	25,110
Pacific	65,000	(37)	—	—
Others	42,000	60	62,000	204
Total	$13,374,031	$21,136	$10,544,728	$48,460
Credit Swaps Sold-Tranche
By Counterparty:
U.S.	$50,000	$685	$—	$—
Total	$50,000	$685	$—	$—
Credit Swaps Purchased
By Reference Entity:
North America	$—	$—	$265,000	$(1,282)
Europe	—	—	203,175	(920)
Total	$—	$—	$468,175	$(2,202)
By Counterparty:
North America	$—	$—	$215,635	$(935)
Europe	—	—	232,540	(1,110)
Others	—	—	20,000	(157)
Total	$—	$—	$468,175	$(2,202)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

The table below shows the distribution of Primus Guaranty’s credit swap portfolio by year of maturity for December 31, 2005 and 2004 (in thousands):

	December 31, 2005		December 31, 2004
	Notional Amount	Net Fair Value of Transactions	Notional Amount	Net Fair Value of Transactions
Credit Swaps Sold-Single Name
Year of Maturity
2005	$—	$—	$2,841,441	$3,859
2006	939,657	588	1,014,554	1,340
2007	2,469,188	12,637	2,583,503	20,442
2008	1,129,811	7,948	1,184,157	11,427
2009	2,684,704	5,980	2,901,073	11,423
2010	6,122,897	(5,963)	20,000	(31)
2011	27,774	(54)	—	—
Total	$13,374,031	$21,136	$10,544,728	$48,460
Credit Swaps Sold-Tranche
Year of Maturity
2010	$50,000	$685	$—	$—
Total	$50,000	$685	$—	$—
Credit Swaps Purchased
Year of Maturity
2007	$—	$—	$10,000	$(43)
2008	—	—	15,000	(21)
2009	—	—	443,175	(2,138)
2010	—	—	—	—
Total	$—	$—	$468,175	$(2,202)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

8. Fixed Assets

Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of five years, and leasehold improvements which are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. At December 31, 2005 and 2004, fixed assets consist of the following (in thousands):

	December 31
	2005	2004
Asset category
Furniture and fixtures	$487	487
Computers	209	132
Office equipment	116	50
Telephones	114	114
Leasehold improvements	1,521	1,510
	2,447	2,293
Less accumulated depreciation and amortization	765	493
Total fixed assets	$1,682	$1,800

The Company recorded depreciation expense of $272 thousand and $234 thousand for the years ended December 31, 2005 and 2004, respectively.

9. Long Term Debt of Subsidiary

On December 19, 2005, Primus Financial issued in aggregate $125.0 million of subordinated deferrable interest notes, consisting of $ 75.0 million of Series A and $50.0 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims and the notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date.

The interest rate on the Series A notes was fixed on the issue date at a rate of 4.57% for 25 days and then subsequently, the rate will be set every 28 days through a monthly auction process. The first interest payment is due on January 13, 2006 and subsequently will be due every 28 days.

The interest rate on the Series B notes was fixed on the issue date at a rate of 5.60% for one year and then subsequently, the rate will be set every 28 days through a monthly auction process. Interest payments for the first year are due quarterly and subsequently will be due every 28 days.

In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $2.0 million in debt issuance costs, which will be amortized over the life of the debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

On July 23, 2004, Primus Financial issued $75.0 million of subordinated deferrable interest notes that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the company, including counterparty claims. The rate on the notes is set through a monthly auction process, although the Company has the option to fix the rate at the prevailing market rate for longer periods of time. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

the redemption date. The interest rate on the notes was fixed on the issue date at a rate of 2.57% for a period of one year, expiring in July 2005, from which point the rate is set every 28 days through a monthly auction process. Costs associated with the issuance of this debt were $1.1 million and are included in the Company’s consolidated statement of financial condition as debt issuance costs, and amortized over the life of the debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

The Company recorded interest expense related to the above debt of approximately $2.6 million and $0.9 million for the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, the carrying value of the subordinated notes approximates fair value.

10.    Income taxes

Primus Guaranty is a Bermuda company. Primus Guaranty believes that it is not involved in the active conduct of a trade or business in the U.S. For U.S. tax purposes, Primus Guaranty will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Guaranty has not provided for any federal or state and local income taxes in its separate financial statements. However, on a consolidated basis, it has provided for income taxes for certain of its subsidiaries, which are described below. Primus Guaranty was incorporated in Bermuda to domicile itself in a jurisdiction that is internationally recognized as a base for financial companies and in a jurisdiction that has an efficient and predictable corporate tax regime. Primus Guaranty does not have any full time employees in, nor does the Company lease or own any real property in Bermuda.

For U.S. tax purposes, Primus Bermuda, originally Primus (Barbados) Ltd., will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. Primus Bermuda was interposed between Primus Guaranty and Primus Group Holdings because Barbados had a tax treaty with the United States and Bermuda has no relevant tax treaty. The Barbados tax treaty, however, was amended. Therefore, as of December 31, 2004, the Company re-domiciled Primus (Barbados), Ltd. as Primus (Bermuda), Ltd., or Primus Bermuda, in Bermuda.

From July 16, 1999 through May 21, 2002, Primus Financial’s predecessor, Primus Financial Products, Inc. (the ‘‘Corporation’’), was a corporation for U.S. tax purposes. As of May 22, 2002, the Corporation was converted to Primus Financial, a limited liability company organized under Delaware law, and its parent was also converted to a limited liability company organized under Delaware law, with all of the interests in its parent being held by Primus Bermuda, a non-US corporation. As a result, from May 22, 2002 through December 17, 2002, Primus Financial was treated as a ‘‘disregarded entity’’ for U.S. tax purposes, and the results of its operations were treated as the operations of a branch of its foreign parent corporation, Primus Bermuda. As a disregarded entity, Primus Financial was not itself subject to U.S. net income taxation. In addition, because Primus Financial’s activities in the U.S. were confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of Internal Revenue Code (‘‘IRC’’) Section 864(b) and therefore does not believe that Primus Bermuda, a non-U.S. corporation, should be subject to taxation in the U.S. on a net income basis as a result of its interest in Primus Financial. Accordingly, Primus Financial did not provide for any income taxes in its financial statements for this period.

If the activities of Primus Financial, and thus Primus Bermuda, were found to fall outside the provisions of IRC Section 864(b), and Primus Financial, and thus Primus Bermuda, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Bermuda and, therefore, to estimate the resulting income tax expense. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City corporate income tax rate of 46%, on its GAAP income, then its

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

income tax expense (excluding interest and penalties) would have been approximately $3.7 million for 2005, $13.1 million for 2004 and $37.0 million for 2003. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

As of December 19, 2002, Primus Financial issued a second class of equity interests (the Preferred Stock issuance discussed in Note 11), and as a result Primus Financial was treated as a partnership for U.S. income tax purposes for the period from December 19, 2002 onward. All of Primus Financial’s items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. Based on the application of the provisions of IRC Section 864(b) and the investment nature of its operations, Primus Financial continues to believe that Primus Bermuda, a non-U.S. corporation, will not be subject to U.S. net income taxes with respect to its interest in Primus Financial.

Primus Asset Management has entered into a Services Agreement with Primus Financial and other affiliates, whereby Primus Asset Management provides services to Primus Financial including management, consulting and information technology. Since Primus Asset Management is a U.S. domiciled corporation it is subject to U.S. income taxes and income taxes of other taxing jurisdictions on fees received from Primus Financial.

The significant components of the consolidated (provision)/ benefit for income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31
(in thousands)	2005	2004	2003
Current:
Federal	$—	$—	$252
State/City	(46)	(46)	(80)
Total current	(46)	(46)	172
Deferred:
Federal	—	—	—
State/City	—	—	—
Total deferred	—	—	—
Total (provision)/benefit for income taxes	$(46)	$(46)	$172

The Company’s effective tax rate differs from the Bermudian federal statutory rate of zero percent mainly due to taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax at a rate of 35 percent, as well as U.S. state and local taxes. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

A reconciliation of the difference between the (provision) benefit for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2005, 2004, and 2003, is provided below:

(in thousands)	2005	2004	2003
U.S. federal income tax (provision)/benefit on Primus Asset Management’s taxable income/(loss)	$—	$—	$252
U.S. state and local tax (provision)	(46)	(46)	(80)
Total income tax (provision)/benefit	$(46)	$(46)	$172

The Company has a net U.S. deferred tax asset of $4.8 million, $9.3 million and $5.9 million as of December 31, 2005, 2004 and 2003, respectively. The net deferred tax asset is primarily comprised of stock compensation expense and capitalized costs and pre-operating formation costs, which are being amortized for tax purposes. In addition, included within the gross deferred tax assets are tax effected net operating losses related to Primus Asset Management of $3.3 million related to the net operating losses during years 2002 through 2005.

The tax consequences of various restructurings that took place in 2002, included certain limitations and uncertainties, including issues with respect to the application of Internal Revenue Code Section 382, which could limit the utilization of certain amortized costs as an offset against Primus Asset Management’s taxable income. However, the Company believes it is more likely than not that these costs will be allowable tax deductions.

The Company had previously estimated a 2004 net operating loss estimate of $1.8 million. However, the completion of the 2004 tax return in 2005 showed an actual net operating income of $117 thousand, in part due to a change in the Service Agreement between Primus Asset Management and its affiliates, which necessitated a reduction in 2005 to the gross deferred tax asset of $1.9 million. Net operating losses will begin to expire in the year 2022 if not utilized.

The Company has recorded a 100 percent valuation allowance against its deferred tax asset because management has determined that it is more likely than not that the deferred tax asset will not be realized due to Primus Asset Management’s history of net operating losses and inability to generate future taxable income sufficient to utilize such deferred tax asset. A rollforward of the valuation allowance against Primus Asset Management’s deferred tax asset is provided below.

The components of the net deferred tax asset at December 31, 2005, 2004 and 2003, are as follows:

(in thousands)
	December 31
	2005	2004	2003
Deferred tax assets
Capitalized and pre-operating formation costs	$700	$2,641	$5,408
Stock compensation	1,483	3,270	397
Net operating losses	3,345	3,873	426
Gross deferred tax asset	5,528	9,784	6,231
Deferred tax liability
Other	(20)	—	—
Depreciation	(745)	(477)	(317)
Gross deferred tax liability	(765)	(477)	(317)
Net deferred tax asset	4,763	9,307	5,914
Valuation allowance	(4,763)	(9,307)	(5,914)
Net deferred tax asset after valuation allowance	$—	$—	$—

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2005, 2004 and 2003, are as follows:

	December 31
(in thousands)	2005	2004	2003
Balance at beginning of period	$9,307	$5,914	$4,539
Capitalized and pre-operating costs	(1,941)	(2,767)	980
Stock compensation	(1,787)	2,873	515
Tax depreciation/Other	(288)	(160)	(265)
Net operating loss	(528)	3,447	145
Balance at end of period	$4,763	$9,307	$5,914

11. Preferred Securities of Subsidiary

On December 19, 2002, Primus Financial issued $110 million of perpetual Floating Rate Cumulative Preferred Securities (‘‘Preferred Securities’’) in two series, Series I and Series II to a Trust. The securities are held by Deutsche Bank Trust Company Americas, as custodian and auction agent. Pursuant to AICPA SOP 98-5, specific incremental costs directly attributable to the offering of the Trust preferred securities have been charged against these gross proceeds.

In conjunction with the receipt of the Securities, the Trust issued $100 million of Money Market Preferred Securities Custodial Receipts (‘‘MMP’’) in two series, Series A and Series B, with a liquidation preference of $1,000 per share, to various institutional investors in a private placement. The Trust also issued $10 million of Variable Inverse Preferred Securities Custodial Receipts (‘‘VIP’’), which were retained by Primus Financial.

In 2003, the Company adopted FIN 46R and deconsolidated the Trust effective December 19, 2002. The preferred securities referred to in the financial statements are Primus Financial’s Preferred Securities, which are shown net of the $10 million of VIP issued by the Trust that are held by Primus Financial.

Distributions to the Trust on the Preferred Securities are adjusted through the VIP to equal the distributions required on the MMP. The Series A MMP pays distributions every 28 days based upon an auction rate set on the prior business day. The Series B MMP makes dividend payments quarterly. The distribution rate was reset for a one year period at an auction rate of 4.0% on January 19, 2005. On January 19, 2006, the distribution rate was reset at 5.8% for another one-year period. After December 19, 2012, the Company may redeem the Preferred Securities, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends.

12. Stockholders’ Equity

Convertible Preferred Stock

On March 14, 2002, the Company issued 6,212,000 shares of Series A Convertible Voting Preferred Shares (‘‘Series A Preferred Stock’’), par value of $0.01 per share, at a price of $25 per share. Each share was convertible at any time into 38.61 shares (4.8262548 shares after adjusting for the reverse split) of the Company’s common stock (‘‘Common Stock’’).

In connection with the Company’s IPO on September 30, 2004, the Series A Preferred Stock was automatically converted into 29,980,691 shares of Common Stock.

Warrants

In connection with the Series A Preferred Stock issuance, XL Insurance (Bermuda) Ltd., a subsidiary of XL Capital Ltd., the lead investor in the Series A Preferred Stock, and Radian Group

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

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

13.    Earnings per share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	December 31,
(amounts in thousands, except per share data)	2005	2004	2003
Net earnings available to common stockholders	$4,083	$23,685	$78,471
Weighted-average basic shares outstanding	43,150	16,486	2,517
Effect of dilutive instruments:
Series A Preferred Stock	—	22,381	29,981
Employee stock options	188	85	—	(a)
Restricted share units	467	361	300
Warrants	840	943	939
Dilutive potential shares	1,495	23,770	31,220
Weighted average diluted shares outstanding	44,645	40,256	33,737
Basic EPS	$0.09	$1.44	$31.18
Diluted EPS	$0.09	$0.59	$2.33

(a)	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented. In 2005, employee stock options of 245,469 were excluded. In 2003, employee stock options totaling 209,375 shares were excluded.

14.    Commitments and Contingencies

Leases

Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. There are no material restrictions imposed by the lease agreement. The lease is categorized as an operating lease and future payments as of December 31, 2005 under the lease are as follows (in thousands):

2006	756
2007	756
2008	756
2009	774
2010	792
2011 and thereafter	1,188
Total	$5,022

Pursuant to the terms of the lease, Primus Financial was not required to make any rent payments until March 2003. Primus Financial recognizes rent expense from July 25, 2002 (the lease

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

commencement date) based on a straight-line amortization of the total lease obligation. Primus Financial has recorded deferred rent payable in the statement of financial condition, which represents the amortized cost that will be payable in the future. In 2006, we amended the lease to extend its term to 2015 and add approximately 5,500 square feet of additional space.

Primus Financial has an outstanding letter of credit as of December 31, 2005 for $756 thousand from Harris Trust and Savings Bank (‘‘Harris Bank’’) related to this lease.

Statutory Requirements

Primus Re is an insurance company subject to Bermuda insurance regulations. Primus Re’s ability to pay dividends and make capital distributions is subject to restrictions based principally on the amount of Primus Re’s net premiums written and net loss reserves, subject to an overall minimum statutory capital and surplus of $1.0 million. In addition, Primus Re is required to maintain a minimum statutory liquidity ratio. At December 31, 2005, Primus Re’s statutory capital and surplus was $1.07 million and the minimum amount required to be maintained was $1.0 million. At December 31, 2004, Primus Re’s statutory capital and surplus was $1.01 million and the minimum amount required to be maintained was $1.0 million.

15.    Liquidity Facility

Primus Financial has obtained a Liquidity Facility from Harris Bank for $37.5 million. The Liquidity Facility is subject to a commitment fee of 0.25% per annum. At December 31, 2005, the Liquidity Facility had a termination date of March 9, 2006, and may be extended for successive one-year periods upon the request of Primus Financial and agreement of Harris Bank. Primus Financial has applied to the rating agencies for permission to terminate this facility. The Liquidity Facility may only be drawn upon in the event that (a) there is a credit event (as defined in each credit swap) on a credit swap sold by Primus Financial, (b) such credit swap requires Physical Delivery (as defined in each credit swap), (c) Primus Financial cannot otherwise make its required settlement as called for by the terms of the credit swap, and (d) Primus Financial has investment securities that are available to be pledged as collateral to secure any advances under the Liquidity Facility. As of December 31, 2005 and 2004 there have been no drawings under the Liquidity Facility.

16.    Employee Compensation Plans

Primus Guaranty has established three incentive compensation plans for the benefit of its employees.

Initial Staffing Award Pool

During 2001, an award pool of common stock of Primus Guaranty totaling 1,500,000 shares was established (the ‘‘Initial Staffing Award Pool’’). A total of 912,500 of these shares were awarded to selected members of Primus Asset Management (‘‘Initial Awards’’). These awards vested immediately. The Company estimated that the fair value of the common stock at the time the Initial Awards were granted was $0.08 per share.

Between March 14, 2002 and December 31, 2002, additional awards totaling 405,000 shares were made to certain additional employees from the Initial Staffing Award Pool (‘‘Post-Funding Awards’’). These awards vest ratably over a three-year period. Vesting is subject to certain terms, including the continued employment of the award recipient by Primus Asset Management. Upon the IPO by the Company, 50% of the then unvested shares vested. The Company estimated the fair value of the common stock at the time the Post-Funding Awards were granted at $2.56 per share. These awards represent non-cash financing transactions.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

During 2003, the Company awarded 183,000 shares from the Initial Staffing Award Pool, net of the repurchase of certain vested shares from employees that left the employment of the Company. Upon the IPO by the Company, 50% of the then unvested shares vested. The Company estimated the fair value of the common stock during 2003 to be $6.93 per share. Stock compensation expense of $259 thousand related to these awards and $310 thousand related to the 2002 awards was recorded in the 2003 consolidated statements of operations.

During 2004, stock compensation expense of $1.1 million was recorded for Initial Staffing Award Pool grants outstanding, including $443 thousand for the accelerated vesting of stock in connection with the Company’s IPO. There were no grants made during 2004.

During 2005, stock compensation expense of $278 thousand was recorded for Initial Staffing Award Pool grants outstanding. There were no grants made during 2005.

Annual Performance Bonus Plan

The Annual Performance Bonus Plan (‘‘Bonus Plan’’) was created in 2002 and provides for the awards of cash to employees of Primus Asset Management and Restricted Share Units, or RSUs convertible at the option of the holder into common stock of Primus Guaranty. The total value of awards under the Bonus Plan is determined by the Compensation Committee of Primus Guaranty based on quantitative and non-quantitative measures of the performance of Primus Guaranty. Individual awards are then determined by the Chief Executive Officer of Primus Guaranty, and are subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. Under the terms of the plan individual awards will be made 75% in cash and 25% in RSUs (70% in cash and 30% in RSUs for certain members of management), with the number of RSUs determined on the basis of the value of the common stock on the date the award is authorized. The RSUs vest ratably over a three year period on the anniversary dates of each award, with vesting subject to certain terms including the continued employment of the award recipient by Primus Asset Management. The Bonus Plan includes provision for the award of up to 1,393,652 RSUs and options (discussed below) over a five year period beginning in February 2003.

In February 2003, the Company made awards under the Bonus Plan totaling $5.0 million for the period ended December 31, 2002, of which $3.75 million was awarded in cash and included as compensation expense, and $1.25 million was awarded in the form of RSUs for 181,000 shares of common stock (based upon the estimated fair value of common stock of $6.93 per share on the date of the awards). The value of the RSUs is being expensed as the RSUs are earned, beginning in 2003. The Company recognized $164 thousand, $533 thousand and $387 thousand of expense for the years ended December 31, 2005, 2004 and 2003, respectively, related to these awards, including $231 thousand for the year ended December 31, 2004 for the accelerated vesting of stock in connection with the Company’s IPO.

In January 2004, the Company approved awards under the Bonus Plan totaling $7.77 million for the period ended December 31, 2003, of which $4.75 million was awarded in cash and included as compensation expense, and $3.02 million was awarded in the form of RSUs for 191,000 shares of common stock (based upon the estimated fair value of common stock of $15.84 per share on the date of the awards, as adjusted in connection with the Company’s IPO). The value of the RSUs is expensed ratably over the vesting period. The Company recognized $495 thousand and $1.8 million of stock compensation expense for those RSU grants issued under the Bonus Plan for the year ended December 31, 2005 and 2004, respectively, including $1.1 million for the year ended December 31, 2004 for the accelerating vesting of stock in connection with the Company’s IPO.

In February 2005, the Company approved awards of $7.5 million under the Bonus Plan for the period ended December 31, 2004, of which $5.4 million was awarded in cash and included as

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

compensation expense and $2.1 million was awarded in the form of Restricted Stock Units for 129,025 shares of common stock (based upon the fair value of common stock of $16.05 per share on the date of the awards). The value of the RSU’s is expensed ratably over the vesting period. For the year ended December 31, 2005, stock compensation expense was $552 thousand, related to these awards.

Stock Incentive Plan

The Stock Incentive Plan (‘‘Incentive Plan’’) was created in 2002 and provides for the award of options on common stock of Primus Guaranty to selected employees of Primus Asset Management. Individual awards are determined by the Chief Executive Officer of the Company, and are subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. The options become exercisable ratably over a four year period on the anniversary date of each award, subject to certain terms including the continued employment of each recipient by the Primus Asset Management. The options expire ten years from the date of grant and do not qualify for Incentive Stock Option Treatment under the Economic Recovery Tax Act of 1981 (ISO Treatment). Upon the IPO by the Company, 50% of the then unvested options vested. The total number of equity incentive awards authorized for issuance under the Incentive Plan is 12% of total authorized shares.

In January 2003, the Company approved awards under the Incentive Plan for 240,625 options with an exercise price of $6.93 and which began to vest in February 2004. At December 31, 2005 and 2004, 60,545 and 1,562 options, respectively have been exercised. The Company recognized $93 thousand, $412 thousand and $190 thousand of stock compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively, for these options, including $236 thousand for the year ended December 31, 2004 for the accelerated vesting of options in connection with the Company’s IPO.

In January 2004, the Company approved awards under the Incentive Plan for 322,500 options with an exercise price of $9.76 and which began to vest in February 2005. The Company recognized $415 thousand and $2.0 million of stock compensation expense during 2005 and 2004 for these options, including $1.3 million in 2004 for the accelerated vesting of options in connection with the Company’s IPO. There were no grants made under the Stock Incentive Plan in 2005.

2004 Share Incentive Plan

In connection with the Company’s IPO, its board of directors adopted a new incentive plan and authorized the grant of options and performance shares (the ‘‘IPO awards’’) in the aggregate amount of up to 2.4% of total authorized shares. The board of directors delegated to the compensation committee decisions regarding the terms and conditions of such awards, including the apportionment between options and performance shares, the employees to whom such awards are to be granted and the performance factors required to earn such shares. The performance factors are (i) the return on economic equity and (ii) the compound annual growth rate of the economic results over a specified three year period. The performance shares vest only at the end of the respective performance period.

The IPO awards of 259,063 performance stock and 259,063 options with an exercise price of $13.50 were granted in October 2004. The cost of the IPO awards is recognized over the vesting period for the awards in accordance with FAS 123. The cost of the performance stock is recognized ratably from the date of the IPO to December 31, 2006, the end of the three year performance period. The cost of options is recognized ratably over four years from the consummation of the IPO. The expense associated with the performance shares will be adjusted over the vesting period to reflect the projected actual award, which is based upon the aggregate performance of the company in the years 2004, 2005 and 2006. The Company recognized $819 thousand and $461 thousand of expense for the year ended December 31, 2005 and 2004, respectively, related to these awards.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

During 2005, the Company granted 146,537 performance stock awards, and in October 2005, granted 30,000 options at an exercise price of $10.50. The cost of the performance stock awards and options is recognized over the vesting period. The expense associated with the performance shares will be adjusted over the vesting period to reflect the projected actual award, which is based upon the aggregate performance of the company in the years 2005, 2006 and 2007. We also issued 35,423 shares of common stock to our directors. The Company recognized $873 thousand of stock compensation for the year ended December 31, 2005 related to these awards.

In connection with the IPO, as discussed above, the Company recognized $3.3 million of expense for the accelerated vesting of stock and options under the Company’s Initial Staffing Award Pool, Bonus Plan, Stock Incentive Plan and 2004 Share Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the period indicated:

	Option Grant Date
	October 2005	October 2004	February 2004	February 2003
Risk free interest rate	4.90%	3.08%	4.04%	3.95%
Volatility	31.8%	28.3%	27.9%	39.2%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option life	7 years	7 years	10 years	10 years
Fair value of option	$2.78	$3.61	$10.00	$3.92

The following table is a summary of the information concerning outstanding and exercisable options for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	776,094	$10.28	200,781	$6.93	—	$—
Granted	30,000	$10.50	581,563	$11.43	240,625	$6.93
Exercised	(58,983)	$8.35	—	$—	(1,562)	$6.93
Forfeited	(36,251)	$10.61	(6,250)	$9.76	(38,282)	$6.93
Outstanding at end of year	710,860	$10.43	776,094	$10.28	200,781	$6.93
Exercisable at end of year	280,077	$9.54	158,123	$9.76	123,044	$6.93

The following table summarizes the status of the Company’s stock options as of December 31, 2005 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00-$6.94	164	7.0	$6.94	98	$6.94
$6.95-$9.76	271	8.0	$9.76	125	$9.76
$9.77-$13.50	275	5.9	$13.17	57	$13.50
Total	710			280

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

17.    Dividend Restrictions

Primus Financial’s operating guidelines restrict the payment of dividends to once per year. The payment of dividends by Primus Financial is contingent upon a dividend payment not resulting in a capital shortfall under its operating guidelines and the dividend not exceeding 25% of Primus Financial’s net income (excluding mark-to-market unrealized gains or losses on credit swaps). Primus Financial is further restricted from paying dividends under the terms of its Preferred Securities, unless all of the cumulative distributions on the Preferred Securities have been previously made or set aside. Primus Financial’s $37.5 million liquidity facility also restricts payment of dividends by Primus Financial except as permitted by its operating guidelines. The Company’s insurance subsidiary, Primus Re, is also subject to significant regulatory restrictions limiting its ability to declare and pay dividends.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

18.	Quarterly Operating Results (unaudited)

(in thousands)

2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$(4,928)	$(1,569)	$32,134	$12,565
Operating income (loss)	(13,818)	(9,171)	24,072	3,046
Net income (loss)	(13,854)	(9,180)	24,009	3,108
Basic earnings (loss) per share	$(0.32)	$(0.21)	$0.56	$0.07
Diluted earnings (loss) per share	$(0.32)	$(0.21)	$0.54	$0.07

(in thousands)

2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$(2,325)	$6,658	$24,665	$24,756
Operating income (loss)	(8,190)	219	18,004	13,698
Net income (loss)	(8,262)	174	18,026	13,747
Basic earnings (loss) per share	$(3.21)	$0.05	$4.23	$0.32
Diluted earnings (loss) per share	$(3.21)	$0.01	$0.51	$0.31

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

19.	Primus Guaranty, Ltd Standalone Financial Statements

Primus Guaranty, Ltd.
Statement of Financial Condition

(in thousands)	December 31
	2005	2004
Assets
Cash and cash equivalents	$53,568	$54,088
Intercompany receivable	—	6,951
Investment in subsidiaries, at equity	315,429	299,907
Other receivable	44	44
Prepaid assets	—	7
Total assets	369,041	360,997
Liabilities and stockholders’ equity
Intercompany payable	7,190	—
Total liabilities	7,190	—
Common stock	3,572	3,535
Additional paid-in-capital	265,848	264,860
Accumulated other comprehensive loss	(4,254)	—
Warrants	612	612
Retained earnings	96,073	91,990
Total stockholders’ equity	361,851	360,997
Total liabilities and stockholders’ equity	$369,041	$360,997

Primus Guaranty, Ltd.
Statement of Operations

(in thousands)	Year ended December 31
	2005	2004	2003
Revenues
Interest income	$1,526	$266	$24
Foreign currency revaluation income (loss)	(1,281)	115	—
Total revenues	245	381	24
Expenses
Intercompany expenses *	6,787	—	—
Stock compensation	423	—	—
Exchange fees	35	194	—
Professional and legal fees	20	19	8
Other	8	—	—
Bank fees	—	1	—
Total expenses	7,273	214	8
Income (loss) before equity in earnings of subsidiaries	(7,028)	167	16
Equity in earnings of subsidiaries, net of tax	11,111	23,518	78,455
Net Income	$4,083	$23,685	$78,471

*	Charges for services provided by subsidiaries under modified intercompany service agreement.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
December 31, 2005

Primus Guaranty, Ltd.
Statement of Cash Flows

(in thousands)	Year ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$4,083	$23,685	$78,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items included in net income:
Stock compensation	423	—	—
Equity in subsidiaries’ earnings, net of tax	(11,111)	(23,518)	(78,455)
Increase (decrease) in cash resulting from changes in:
Intercompany receivable/payable	14,141	(5,517)	—
Other receivable	—	(44)	—
Prepaid expenses	7	(7)	—
Net cash provided by (used in) operating activities	7,543	(5,401)	16
Cash flows from investing activities
Investment in subsidiaries	(5,402)	(65,500)	—
Net cash used in investing activities	(5,402)	(65,500)	—
Cash flows from financing activities
Proceeds from issuance of common shares	—	116,974	—
Repurchase and retirement of common shares	(3,154)	—	—
Proceeds from exercise of warrants	—	5,500	—
Proceeds from exercise of stock options	493	—	—
Net cash provided by (used in) financing activities	(2,661)	122,474	—
Net increase (decrease) in cash	(520)	51,573	16
Cash and cash equivalents at beginning of year	54,088	2,515	2,499
Cash and cash equivalents at end of year	$53,568	$54,088	$2,515

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

The company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the company’s disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making are faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

See Management’s Report on Internal Control over Financial Reporting in Item 8 of this annual report on Form 10-K, which is incorporated by reference herein.

Item 9B.    Other information

None.

All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2005, have been so reported.

Part III.

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors is set forth under ‘‘Election of Directors’’ in the company’s Proxy Statement to be filed on or before April 30, 2006 ( the ‘‘Proxy Statement’’), which is incorporated in this Item 10 by reference.

Information regarding executive officers is set forth under ‘‘Executive Officers,’’ in the Proxy Statement, which is incorporated in this Item 10 by reference.

Information regarding Section 16(a) is set forth under ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in the Proxy Statement, which is incorporated in this Item 10 by reference.

The company has adopted a code of business conduct and ethics for all employees, including its Chief Executive Officer and Chief Financial Officer. A copy of such code of ethics can be found on the Company’s website, at www.primusguaranty.com, free of charge. The Company would intend to satisfy the disclosure requirements regarding an amendment to, or waiver from, a provision of its code of ethics and that relates to a substantive amendment or material departure from a provision of the code by posting such information on its website at www.primusguaranty.com.

Item 11.    Executive Compensation

Information regarding compensation of the company’s executive officers is set forth under ‘‘Executive Officer Compensation’’ in the compensation tables in the Proxy Statement, which is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans, is set forth in the Proxy Statement, which is incorporated in this Item 12 by reference.

Information regarding security ownership of certain beneficial owners and management is set forth under ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the Proxy Statement, which is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions

Information regarding relationships and related transactions is set forth under ‘‘Certain Relationships and Related Transactions’’ in the Proxy Statement, which is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

Information concerning principal accountant fees and services will be set forth under ‘‘Audit Committee Report-Fees of the Independent Registered Public Accounting Firm’’ in the Proxy Statement, which is incorporated in this Item 14 by reference.

Part IV.

Item. 15    Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b) Financial Statement Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8:

Reports of Independent Registered Public Accounting Firm

All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

(c) Exhibits

Index to Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to the S-1 dated July 23, 2004)
3.2	Bye-laws (Incorporated by reference to Exhibit 3.2 to the S-1/A dated June 10, 2004)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to the S-1/A dated July 23, 2004)
4.2	Warrant to purchase 11,317,972 common shares, par value $.01 per share, dated March 14, 2002, issued by the Registrant to XL Insurance (Bermuda) Ltd. (Incorporated by reference to Exhibit 4.2 to the S-1 dated April 26, 2004)
4.3	Warrant to purchase 8,488,479 common shares, par value $.01 per share, dated March 14, 2002, issued by the Registrant to Radian Group Inc. (Incorporated by reference to Exhibit 4.3 to the S-1 dated April 26, 2004)
10.1	Employment Agreement with Thomas W. Jasper, dated August 16, 2004 (Incorporated by reference to Exhibit 10.1 to the S-1 dated August 17, 2004)
10.2	Employment Letter with Zachary Snow, dated April 26, 2002 (Incorporated by reference to Exhibit 10.2 to the S-1/A dated June 10, 2004)
10.3	Employment Letter with Richard Claiden, dated October 20, 2003 (Incorporated by reference to Exhibit 10.3 to the S-1/A dated June 10, 2004)
10.4	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the S-1/A dated June 10, 2004)
10.5	Primus Guaranty, Ltd. Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the S-1 dated April 26, 2004)
10.6	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.6 to the S-1/A dated July 23, 2004)
10.7	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to the S-1 dated April 26, 2004)
10.8	Primus Guaranty, Ltd. Severance Plan (Incorporated by reference to Exhibit 10.8 to the S-1/A dated June 10, 2004)
10.9	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to the S-1 dated April 26, 2004)
10.10	Credit Agreement, dated as of March 14, 2002, between Primus Financial Products, Inc. and Harris Trust and Savings Bank, as amended as of May 31, 2002, as further amended as of December 19, 2002, as further amended as of March 13, 2003, as further amended as of January 19, 2004 and as further amended as of March 12, 2004 (Incorporated by reference to Exhibit 10.10 to the S-1 dated April 26, 2004)
10.11	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the S-1/A dated June 10, 2004)
10.12	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to the S-1/A dated September 24, 2004)

Number	Exhibit
21	Subsidiaries of Primus Guaranty, Ltd.
23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)
By: /s/ Thomas W. Jasper Thomas W. Jasper Chief Executive Officer

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Jasper	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

Thomas W. Jasper

/s/ Richard Claiden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

Richard Claiden

/s/ Michael P. Esposito, Jr.	Director and Chairman of the Board	March 15, 2006

Michael P. Esposito, Jr.

/s/ Frank P. Filipps	Director	March 15, 2006

Frank P. Filipps

/s/ Duncan Goldie-Morrison	Director	March 15, 2006

Duncan Goldie-Morrison

/s/ Paul S. Giordano	Director	March 15, 2006

Paul S. Giordano

/s/ Thomas J. Hartlage	Director	March 15, 2006

Thomas J. Hartlage

/s/ James K. Hunt	Director	March 15, 2006

James K. Hunt

/s/ Robert R. Lusardi	Director	March 15, 2006

Robert R. Lusardi

/s/ John Ward, III	Director	March 15, 2006

John Ward, III