Form 10-Q
period 2006-03-31
PRIMUS GUARANTY LTD
filed 2006-05-10
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

441-296-0519
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer               Accelerated filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

As of May 1, 2006, the number of shares outstanding of the issuer's common stock, $0.08 par value, was 43,285,017.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended March 31, 2006

Part I.     Financial Information
Item 1.    Financial Statements

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$64,884	$69,355
Available-for-sale investments	569,981	560,147
Accrued interest receivable	5,281	5,127
Accrued premiums and premiums receivable on credit swaps	3,562	3,461
Premiums receivable on financial guarantees	300	300
Unrealized gain on credit swaps, at fair value	47,556	25,342
Fixed assets and software costs, net	5,421	4,993
Debt issuance costs, net	3,117	3,147
Other assets	931	1,210
Total assets	$701,033	$673,082
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$1,772	$3,035
Compensation payable	1,627	4,833
Interest payable	564	404
Accrued premiums on credit swaps	19	—
Taxes payable	65	54
Unrealized loss on credit swaps, at fair value	1,403	3,521
Deferred credit swap premiums	40	46
Deferred financial guarantee premiums	300	401
Deferred rent payable	466	416
Long-term debt	200,000	200,000
Total liabilities	206,256	212,710
Preferred securities of subsidiary	98,521	98,521
Stockholders’ equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 43,283,001 and 43,176,511 shares issued and outstanding at March 31, 2006 and December 31, 2005	3,572	3,572
Additional paid-in-capital	266,593	265,848
Warrants	612	612
Accumulated other comprehensive loss	(5,699)	(4,254)
Retained earnings	131,178	96,073
Total stockholders’ equity	396,256	361,851
Total liabilities, preferred securities of subsidiary and stockholders’ equity	$701,033	$673,082

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three months ended March 31,
	2006	2005
	(unaudited)
Revenues
Net credit swap revenue	$40,129	$(8,198)
Premiums earned on financial guarantees	100	99
Asset management fees	49	42
Interest income	6,601	3,693
Foreign currency revaluation loss	(6)	(564)
Total net revenues	46,873	(4,928)

Expenses
Compensation and employee benefits	4,891	5,196
Professional and legal fees	1,215	954
Depreciation and amortization	589	516
Technology and data	399	317
Interest expense	2,449	493
Other	1,039	765
Total expenses	10,582	8,241
Distributions on preferred securities of subsidiary	1,131	649
Income (loss) before provision for income taxes	35,160	(13,818)
Provision for income taxes	(55)	(36)
Net income (loss) available to common shares	$35,105	(13,854)

Income (loss) per common share:
Basic	$0.81	$(0.32)
Diluted	$0.79	$(0.32)
Average common shares outstanding:
Basic	43,246	43,213
Diluted	44,287	43,213

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands except per share amounts)

	Three months ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income (loss)	$35,105	$(13,854)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	589	516
Stock compensation	1,046	982
Net unrealized (gain) loss on credit swap portfolio	(24,332)	19,533
Net amortization of premium and discount on securities	(904)	—
Deferred rent	50	(5)
Amortization of debt issuance costs	43	12
Distributions on preferred securities of subsidiary	1,131	649
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(154)	(747)
Accrued premiums and premiums receivable on credit swaps	(101)	198
Premiums receivable on financial guarantees	—	100
Other assets	279	137
Accounts payable and accrued expenses	(1,263)	789
Compensation payable	(3,206)	(3,862)
Interest payable	160	(11)
Accrued premiums payable on credit swaps	19	—
Taxes payable.	11	35
Deferred credit swap premiums	(6)	(6)
Deferred financial guarantee premiums	(101)	(98)
Net cash provided by operating activities	8,366	4,368
Cash flows from investing activities
Fixed asset purchases and capitalized software costs.	(1,017)	(176)
Purchases of available-for-sale investments.	(10,375)	—
Maturities and sales of available-for-sale investments.	—	27,496
Net cash provided by (used in) investing activities	(11,392)	27,320
Cash flows from financing activities
Repurchase and retirement of common stock	(507)	(2,397)
Proceeds from exercise of stock options and issue of stock	206	27
Debt issuance costs	(13)	(31)
Net preferred distributions of subsidiary	(1,131)	(649)
Net cash used in financing activities	(1,445)	(3,050)
Net increase (decrease) in cash	(4,471)	28,638
Cash and cash equivalents at beginning of period	69,355	320,989
Cash and cash equivalents at end of period	$64,884	$349,627
Supplemental disclosures
Cash paid for interest	$2,246	$493
Cash paid for taxes	$44	$—

See accompanying notes.

1.    Organization and Basis of Presentation

Primus Guaranty, Ltd. (‘‘Primus Guaranty’’ or ‘‘the Company’’), is a Bermuda holding company, and the 100% owner of Primus Bermuda, Ltd. (‘‘Primus Bermuda’’), a Bermuda holding company. Primus Bermuda, originally Primus Barbados, Ltd., was re-domiciled in Bermuda in December 2004. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC (‘‘Primus Group Holdings’’), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries, Primus Financial Products, LLC (‘‘Primus Financial’’), and Primus Asset Management, Inc. (‘‘Primus Asset Management’’). Primus Financial is a Delaware financial products limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor’s (‘‘S&P’’) and Aaa from Moody’s Investors Service, Inc. (‘‘Moody’s’’ and, together with S&P, the ‘‘Rating Agencies’’). The Company considers its legal domicile to be where it is incorporated, Bermuda. Primus Financial is primarily a provider of credit risk protection in the form of credit swaps, with respect to corporate and sovereign issuers. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities. Primus Asset Management is an asset manager for Primus Financial and unrelated third parties.

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

In July 2005, PRS Trading Strategies, LLC (PRS Trading), a Delaware limited liability company, was formed. Primus Guaranty is the 100% owner of PRS Trading. PRS Trading engages in the relative value and other strategies involving buying and selling of credit swaps. PRS Trading engages primarily in relative value investing across credits, curves and instruments. These investments generally have a short-term investment horizon and are governed by tight risk controls and liquidity management. PRS Trading commenced operations in January 2006.

In November 2005, Primus Guaranty (UK), Ltd (PGUK) was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe. Primus Bermuda is the 100% owner of PGUK.

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The condensed consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The condensed consolidated financial statements are presented in U.S. dollar equivalents. At March 31, 2006 and December 31, 2005, the Company’s credit swap activities were conducted in U.S. dollars and euros.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes

Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123 (R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123 (R). See note 6 of notes to consolidated financial statements for further detail.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (‘‘SAB No. 107’’) to provide supplemental implementation guidance on SFAS No. 123 (R). The Company applied the relevant provisions of SAB No. 107 in its adoption of SFAS No. 123 (R).

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods, if applicable.

In November 2005, the FASB issued FASB Staff Position FSP 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption did not have any effect on the consolidated financial statements.

3.    Available-for-sale Investments

Available-for-sale investments included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies and commercial paper. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$555,878	$—	$(5,686)	$550,192
Commercial paper	19,802	—	(13)	19,789
Total	$575,680	$—	$(5,699)	$569,981

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$544,824	$—	$(4,259)	$540,565
Commercial paper	19,577	5	—	19,582
Total	$564,401	$5	$(4,259)	$560,147

The unrealized losses on the Company’s investments in U.S. government agency obligations were primarily the result of an increase in interest rates during the first quarter of 2006 and during the year of 2005. These securities have been in a loss position for less than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006 and December 31, 2005. These securities have maturities of less than 3 years.

4.    Net Credit Swap Revenues and Portfolio

Overview

Net credit swap revenue as presented in the condensed consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on unwound or assigned credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.

Credit swaps are derivative transactions that obligate one party to the transaction (the ‘‘Seller’’) to pay an amount to the other party to the transaction (the ‘‘Buyer’’) should one of a specified group of events (‘‘Credit Events’’) be incurred by an unrelated third party or portfolio of third parties (the ‘‘Reference Entity’’) specified in the contract. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for incurring the potential of a Credit Event-generated loss, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a Credit Event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premiums are taken into income as they are earned over the life of the transaction. Accrued premiums on credit swaps represent premiums earned but not yet payable. Premiums receivable on credit swaps represents premiums that are both earned and payable. When Primus purchases credit protection from its counterparties, Primus pays premiums as a series of fixed cash flows. The premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue.

All transactions entered into between the Buyer and the Seller are subject to an ISDA Master Agreement executed by both parties. The Master Agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the Master Agreement) is incurred by either party.

The primary risks inherent in the Company’s activities are (a) where Primus is a Seller that Reference Entities specified in its credit swap transactions will experience Credit Events that will require Primus Financial to make payments to the Buyers of the transactions. Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where Primus is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from Primus will default on their required premium payments. During the three months ended March 31, 2006 and 2005, none of these events have occurred.

The Company terminates a credit swap in one of two ways. The Company may negotiate an agreed termination through the original counterparty (an unwind). The Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). As an alternative to terminating a transaction, in order to reduce its exposure, the Company may enter into an equal and opposite transaction with a third party under which the Company purchases credit default protection on terms that match the terms of the original transaction (an offset). In this last case, both sides of the position may subsequently be unwound or assigned.

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

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its condensed consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue in the Company’s consolidated statements of operations. If a credit swap has an increase in fair value during a period, the increase will add to the Company’s net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from the Company’s net credit swap revenues for that period. Changes in the fair value of the Company’s credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.

In general, the Company aggregates fair values of individual credit swaps by counterparty for presentation on the Company’s condensed consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the condensed consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the condensed consolidated statements of financial condition. Aggregation by counterparty is applied where a valid ISDA master agreement is in place with the counterparty. In instances where the Company does not yet have a valid ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss.

The Company’s portfolio of credit swaps is generally held by Primus Financial and PRS Trading.

Primus Financial

Under the terms of Primus Financial’s operating guidelines, derivatives transactions can only include credit swaps.

Primus Financial is primarily a Seller of credit swaps, although it may also buy credit swaps to off-set the risks it has incurred as a Seller. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. As a general rule, when Primus Financial sells credit protection, it intends to maintain the transaction until maturity. However, there are two sets of circumstances in which the Company could elect to terminate transactions prior to maturity, and the Company monitors its portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever Primus Financial receives new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, the Company considers the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a credit event occurs.

Second, Primus Financial may elect to terminate a transaction for which it has an unrealized gain or loss based on one or more of the following considerations: the likelihood of further gains or losses arising from the position, its view as to whether the capital dedicated to the position would be profitably reallocated, its total exposure to a particular Reference Entity, the total size of its portfolio in relation to its capital and the total size of its swap positions and exposures with a particular counterparty which might be reduced so that the counterparty may enter into additional swaps with Primus Financial.

Primus Financial distinguishes among credit swaps sold-single name, credit swaps sold-tranche, credit swaps purchased as short-term investments and credit swaps purchased to offset the credit risk on credit swaps previously sold. Credit swaps sold-single name refers to credit protection referencing a single entity. Credit swaps sold-tranche refers to credit protection referencing portfolios containing obligations of multiple reference entities, which Primus Financial began selling during the second quarter of 2005.

PRS Trading

PRS Trading sells and buys protection through credit default swaps in pursuit of investment returns.

Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. The Company’s board limits the amount of credit swaps sold and purchased in accordance with a set of pre-established risk limits.

Revenue and Portfolio Information

The tables below present the components of consolidated net credit swap revenues for the three months ended March 31, 2006 and 2005 (in thousands).

	Three months ended March 31,
	2006	2005
Net premium income	$15,943	$11,202
Realized gains	658	140
Realized losses	(804)	(7)
Change in unrealized gains (losses)	24,332	(19,533)
Total net credit swap revenue	$40,129	$(8,198)

The Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006	December 31, 2005
Gross Notional Amounts:
Credit swaps sold-single name	$14,479,763	$13,374,031
Credit swaps sold-tranche	150,000	50,000
Credit swaps purchased	(119,000)	—
Fair value:
Asset	47,556	25,342
Liability	1,403	3,521
Average fair value:
Asset	38,144	28,140
Liability	2,228	3,545

‘‘Asset’’ in the table above represents unrealized gains on credit swaps while ‘‘Liability’’ represents unrealized losses on credit swaps. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial and PRS Trading with each counterparty under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are netted by counterparty.

At March 31, 2006 and December 31, 2005, Primus Financial had three derivative transactions with its affiliate, Primus Re, totaling $87 million in notional principal which are eliminated in consolidation.

The tables that follow summarize, by credit rating of Reference Entities and of Counterparties, the notional amounts and fair values of credit swap transactions outstanding (excluding transactions with affiliates) for the Company as of March 31, 2006 and December 31, 2005 (in thousands).

(in thousands)

	March 31, 2006		December 31, 2005
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
Aaa	$632,413	$1,094	$561,472	$1,118
Aa	2,434,751	8,062	2,268,090	8,006
A	5,898,190	21,245	5,270,706	15,008
Baa	5,172,618	21,293	5,041,442	4,328
Ba	290,791	(4,420)	199,321	(5,785)
B	51,000	(970)	33,000	(1,539)
Total	$14,479,763	$46,304	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
Aa	$150,000	$146	$50,000	$685
Total	$150,000	$146	$50,000	$685
Credit Swaps Purchased
A	$(45,000)	$(138)	$—	$—
Baa	(74,000)	(159)	—	—
Total	$(119,000)	$(297)	$—	$—
Counterparty Buyer
Credit Swaps Sold – Single Name:
Aaa	$5,000	$34	$5,000	$37
Aa	12,176,610	36,595	11,228,563	13,341
A	2,298,153	9,675	2,140,468	7,758
Total	$14,479,763	$46,304	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
Aa	$150,000	$146	$50,000	$685
Total	$150,000	$146	$50,000	$685
Counterparty Seller
Credit Swaps Purchased:
Aa	$(119,000)	$(297)	$—	$—
Total	$(119,000)	$(297)	$—	$—

(in thousands)

	March 31, 2006		December 31, 2005
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
AAA	$712,413	$1,327	$636,472	$1,222
AA	1,973,987	6,219	1,862,713	6,026
A	6,697,602	24,287	6,143,717	17,753
BBB	4,825,442	18,833	4,513,356	4,803
BB	232,319	(3,150)	197,773	(7,062)
B	38,000	(1,212)	20,000	(1,606)
Total	$14,479,763	$46,304	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
AA	$150,000	$146	$50,000	$685
Total	$150,000	$146	$50,000	$685
Credit Swaps Purchased:
A	$(30,000)	$(119)	$—	$—
BBB	(89,000)	(178)	—	—
Total	$(119,000)	$(297)	$—	$—
Counterparty Buyer
Credit Swaps Sold – Single Name:
AAA	$35,295	$8	$34,623	$(57)
AA	10,046,865	30,600	9,262,316	10,525
A	4,397,603	15,696	4,077,092	10,668
Total	$14,479,763	$46,304	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
AA	$150,000	$146	$50,000	$685
Total	$150,000	$146	$50,000	$685
Counterparty Seller
Credit Swaps Purchased:
AA	$(84,000)	$(257)	$—	$—
A	(35,000)	(40)	—	—
Total	$(119,000)	$(297)	$—	$—

Primus Financial’s and PRS Trading’s counterparties are generally financial institutions with whom it has entered into Master Agreements that consolidate the counterparty risk to one office of that counterparty. For the three months ended March 31, 2006 and 2005, respectively, two counterparties each generated greater than ten percent of the Company’s total premium revenue. At March 31, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty was $5.0 million and $35 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as triple A rating in our credit swap portfolio.

The table below shows the geographical distribution of the Company’s credit swap portfolio (excluding transactions with affiliates) by domicile of the Reference Entity and domicile of the counterparty (in thousands):

	March 31, 2006		December 31, 2005
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$8,748,295	$31,935	$8,243,123	$12,268
Europe	5,082,468	13,050	4,561,908	7,412
Pacific	510,000	1,062	445,000	992
Others	139,000	257	124,000	464
Total	$14,479,763	$46,304	$13,374,031	$21,136
By Counterparty:
North America	$7,525,733	$22,795	$6,878,892	$8,754
Europe	6,857,030	23,417	6,388,139	12,359
Pacific	65,000	7	65,000	(37)
Others	32,000	85	42,000	60
Total	$14,479,763	$46,304	$13,374,031	$21,136
Credit Swaps Sold – Tranche
By Counterparty:
North America	$50,000	$1,166	$50,000	$685
Europe	100,000	(1,020)	—	—
Total	$150,000	$146	$50,000	$685
Credit Swaps Purchased
By Reference Entity:
North America	$(104,000)	$(277)	$—	$—
Others	(15,000)	(20)	—	—
Total	$(119,000)	$(297)	$—	$—
By Counterparty:
North America	$(92,000)	$(244)	$—	$—
Europe	(27,000)	(53)	—	—
Total	$(119,000)	$(297)	$—	$—

The table below shows the distribution of the Company’s credit swap portfolio (excluding related party transactions) by year of maturity as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
Year of Maturity
2006	$642,635	$392	$939,657	$588
2007	2,486,416	12,488	2,469,188	12,637
2008	1,123,734	8,283	1,129,811	7,948
2009	2,691,937	12,328	2,684,704	5,980
2010	6,130,877	12,337	6,122,897	(5,963)
2011	1,404,164	476	27,774	(54)
Total	$14,479,763	$46,304	$13,374,031	$21,136
Credit Swaps Sold – Tranche
Year of Maturity
2010	$50,000	$1,166	$50,000	$685
2011	50,000	(149)	—	—
2012	—	—	—	—
2013	50,000	(871)	—	—
Total	$150,000	$146	$50,000	$685
Credit Swaps Purchased
Year of Maturity
2011	$(114,000)	$(228)	$—	$—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016	(5,000)	(69)	—	—
Total	$(119,000)	$(297)	$—	$—

5.    Earnings per Share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2006		2005
Net earnings (loss) available to common stockholders	$35,105		$(13,854)
Weighted-average basic shares outstanding	43,246		43,213
Effect of dilutive instruments
Employee stock options	33	(a)	—	(a)
Restricted share units	173	(a)	—	(a)
Warrants	835	(a)	—	(a)
Dilutive potential shares	1,041		—
Diluted shares	44,287		43,213
Basic EPS	$0.81		$(0.32)
Diluted EPS	$0.79		$(0.32)

(a)	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. In 2006, employee stock options of approximately 221 thousand shares and restricted share units of approximately 231 thousand shares were excluded. In 2005, employee stock options totaling approximately 100 thousand shares, restricted share units equal to approximately 223 thousand shares and warrants representing approximately 852 thousand shares of common stock were excluded.

6.    Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment using the modified prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

Prior to the adoption of SFAS No. 123(R), the Company used the fair value approach for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. The approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS 123; therefore, there were no material changes made to our recognition method upon adoption of SFAS No. 123(R). Under the fair value method, stock-based compensation expense had been recognized in our results of operations in prior periods.

Compensation expense is recognized based on the fair value of stock options, performance shares, restricted shares and restricted share units (‘‘RSU’’) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the stock options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for stock awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model as noted in the table that follows.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and assumptions used for options granted during the three months ended March 31, 2006 were:

Three months ended March 31, 2006
Risk free interest rate	5.21%
Volatility	33.70%
Expected dividend yield	0.00%
Expected option life	7 years
Fair value of option	$4.05

The following table is a summary of stock option activity for the three months ended March 31, 2006:

	March 31, 2006
	Number of shares	Weighted average exercise price
Outstanding at December 31, 2005	710,860	$10.43
Granted	394,572	$12.60
Exercised	(1,953)	$6.94
Forfeited	(57,344)	$11.10
Outstanding at March 31, 2006	1,046,135	$11.22
Exercisable at March 31, 2006	294,609	$9.35

The following table summarizes the status of the Company’s stock options as of March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 – $6.94	153,125	6.7	$6.94	114,843	$6.94
$6.95 – $9.76	250,625	7.7	$9.76	125,313	$9.76
$9.77 – $13.50	642,385	6.4	$12.80	54,453	$13.50
Total	1,046,135			294,609

The Company recorded stock compensation expense of approximately $1.0 million during each of the three months ended March 31, 2006 and 2005, respectively. Stock compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock awards was $10.6 million. This expense is expected to be recognized over a weighted average period of 1.3 years.

7.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net income (loss)	$35,105	$(13,854)
Change in net unrealized losses on available-for-sale investments	(1,445)	—
Total comprehensive income (loss)	$33,660	$(13,854)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes which appear in the Company’s Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s Annual Report on Form 10-K, particularly under Item 1A ‘‘Risk Factors’’ and the heading ‘‘Cautionary Note Regarding Forward-Looking Statements.’’

Business Overview

We, through Primus Financial, one of our principal subsidiaries, are engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities. In exchange for a fixed quarterly premium, if a credit event occurs (e.g., bankruptcy, failure to pay or restructuring) with respect to a Reference Entity upon which Primus Financial has sold credit protection, Primus Financial agrees to pay the notional amount of the credit swap contract to its counterparty in exchange for delivery of an unsecured credit obligation of that Reference Entity. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities, which we call ‘‘tranches’’.

Primus Financial has the highest counterparty credit ratings offered by S&P (AAA) and Moody’s (Aaa) and is managed by an experienced team of professionals who have expertise in credit analysis, investing, risk management and market analysis.

Primus Asset Management, Inc., or Primus Asset Management, our other principal operating subsidiary, manages Primus Financial’s credit swap business and the credit swap portfolios of unrelated third parties. For such services, Primus Asset Management receives a management fee.

Primus Re operates as a financial guaranty insurance company, and generates revenue by charging a higher insurance premium for protection sold than the premium it pays for the offsetting protection it purchases.

PRS Trading Strategies, LLC, or PRS Trading, engages in the active buying and selling of credit swaps. PRS Trading engages primarily in relative value investing across credits, curves and instruments. These investments generally have a short-term investment horizon and are governed by tight risk controls and liquidity management.

Net Credit Swap Revenues

Net credit swap revenue in our condensed consolidated statements of operations, comprises the premiums earned and premium expense on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Net credit swap revenue is earned by both Primus Financial Products and PRS Trading. Although both companies earn net credit swap revenue, the strategies of the two companies are different. Primus Financial Products generally writes credit swap protection in order to earn premium income over the term of the contract, whereas PRS Trading engages in the active buying and selling of protection and generally will only hold swap contracts for a limited portion of the swap’s full tenor.

We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income. In accordance with U.S. GAAP, we carry our credit swaps on our condensed consolidated statements of financial condition at their fair value. Changes in the fair value of our credit swap portfolio are included as a component of net credit swap revenue (loss) in our condensed consolidated statements of operations. If a credit swap has an increase in fair value during a period, the increase will add to our net credit swap revenues for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from our net credit swap revenues for that period. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

In general, the fair values of individual credit swaps are aggregated by counterparty for presentation in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in our condensed consolidated statements of financial condition. Aggregation by counterparty is applied where an executed ISDA master agreement is in place with the counterparty. In instances where we do not yet have an executed ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss. As of March 31, 2006, we had no outstanding credit swaps with any counterparties with whom we had not yet executed ISDA master agreements.

As a general rule, when Primus Financial sells credit default protection, it is our intention to maintain the transaction until maturity. However, there are two sets of circumstances in which we could elect to terminate transactions prior to maturity, and we monitor our portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever we receive new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, we consider the possibility of terminating the transaction, usually at a loss, to avoid a larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs our decision regarding termination in these circumstances is whether we believe that the underlying risk has become substantially greater than the level of risk we would choose to assume in entering into a new sale of credit default protection. Since inception, we have terminated due to credit considerations less than 1% of the notional amount of credit swaps under which we sold credit default protection.

Second, we may elect to terminate a transaction for reasons other than credit considerations. Terminations of this type may generate gains or losses. In making a decision to terminate a transaction for reasons other than credit considerations, we consider a number of different factors, including the absolute amount of the unrealized gain or loss we could realize, the likelihood of additional gains or losses arising from the position, our view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a foreseeable horizon, the total size of our portfolio in relation to our capital and the total size of our swap positions and exposures with a particular counterparty. We refer to terminations effected under these circumstances as ‘‘resizing’’ or ‘‘rebalancing’’. The majority of our resizing occurred during the second and third quarters of 2003, when market credit swap premium levels had dropped dramatically from their historic 2002 highs. Since inception, we have terminated approximately 10% of credit swaps under which we sold credit default protection based on resizing or rebalancing considerations.

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

In the past, Primus Financial purchased a limited amount of credit protection as short-term investments, and incurred the cost of paying premiums until the purchased swaps were terminated. Primus Financial undertook these transactions with the expectation that the market credit swap premium level for the Reference Entity would rise subsequent to our purchase of protection and that we would be able to terminate the swap at a realized net gain. We did not achieve the results we expected from this strategy and wound down the portfolio to zero during the last quarter of 2005.

PRS Trading both sold and purchased credit swap protection during the three months ended March 31, 2006 pursuant to its predominantly relative value investment strategy.

Critical Accounting Policies

Valuation of Credit Swaps

From the inception of our business, we have applied Statement of Financial Accounting Standards, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments. SFAS 133 requires recognition of all credit swaps on the condensed consolidated statements of financial condition at fair value.

The fair value of the credit swaps depends on a number of factors, primarily the market level of credit swap premiums associated with individual Reference Entities. Credit swaps are valued using market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market credit swaps and the contractual future credit swap premiums on contracts we have undertaken. Our pricing model has been internally developed but is benchmarked against a market-standard model. Generally, our model uses quoted market credit swap premium data that we purchase from an independent pricing service. This service takes pricing information from a number of prominent dealers and brokers in the credit swap market across a range of standard maturities and restructuring terms, and creates average mid-market credit swap premium quotes on specific Reference Entities. We adjust the mid-market pricing we receive from the pricing service to reflect an estimate of the cost to close the position.

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

Stock-Based Employee Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment using the modified prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and other forms of equity compensation based on estimated fair values.

Prior to the adoption of SFAS No. 123(R), the Company used the fair value approach for recording stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. The approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS 123, therefore, there were no material changes made to our recognition method upon adoption of SFAS No. 123(R). Under the fair value method, stock-based compensation expense had been recognized in our results of operations in prior periods.

Compensation expense is recognized based on the fair value of stock options, performance shares, restricted shares and restricted share units (‘‘RSU’’) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the stock options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for stock awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model.

Results of Operations

    Overview

Our net income for the three months ended March 31, 2006 was $35.1 million compared with a net loss of $13.9 million for the three months ended March 31, 2005. The change in net income is principally due to increased net credit swap revenues, primarily as a result of net unrealized gains of $24.3 million on our portfolio of credit swaps sold in the quarter of 2006, compared with an unrealized loss of $19.5 million in the first quarter of 2005. Generally, market credit swap premium levels declined in the first quarter of 2006, whereas they increased in the first quarter of 2005. Net credit swap premiums were $ 15.9 million in the first quarter of 2006, compared with $11.2 million in the first quarter of 2005. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold.

Interest income on our portfolio of investments was $6.6 million in the first quarter of 2006, compared with $3.7 million in the first quarter of 2005. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125 million debt issuance by Primus Financial in December 2005.

Interest expense and distributions on preferred stock issued by Primus Financial were $3.6 million in the first quarter of 2006, compared with $1.1 million in the first quarter of 2005. The increase is due to higher market interest rates in 2006, together with the interest expense associated with the $125 million debt issuance in December 2005.

Our operating expenses were $8.1 million in the first quarter of 2006, compared with $7.7 million in the first quarter of 2005, primarily due to increased headcount and higher professional fees.

    Three months ended March 31, 2006 compared with three months ended March 31, 2005

On a U.S. GAAP basis, we reported net income (loss) of $35.1 million and $(13.9) million for the three months ended March 31, 2006 and 2005, respectively. The increase in net income in the first quarter of 2006 was primarily due to the mark-to-market unrealized gains on credit swaps from the portfolio of credit protection sold by Primus Financial. Net credit swap revenues are discussed separately below for Primus Financial and PRS Trading.

    Net credit swap revenue – Primus Financial

Net credit swap revenue was $40.4 million and $(8.2) million for the three months ended March 31, 2006 and 2005, respectively. Net credit swap revenue for Primus Financial excludes $77 thousand of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation. Premium income earned from our portfolio of single name credit swaps sold was $15.7 million in the quarter. In the quarter Primus Financial received $502 thousand from the early termination of swaps at a realized gain, whereas Primus Financial incurred credit mitigation costs of $777 thousand from the early termination of swaps at a realized loss. The general decline in market premiums during the first quarter led to a net appreciation of $25.3 million in the unrealized market value of Primus Financial’s portfolio of credit swaps sold.

During 2005, we obtained rating agency permission to sell a limited amount of protection against reference entities in the BB/Ba rating category. Primus Financial sold $20 million of credit swaps in this category during the first quarter of 2006 at an average premium of 93 basis points.

Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
	2006	2005
Net premiums earned	$15,925	$11,202
Net realized gains (losses) on credit swaps	(275)	133
Net unrealized gains (losses) on credit swaps	24,711	(19,533)
Total net credit swap revenue	$40,361	$(8,198)

Net Premiums Earned

Net premiums earned were $15.9 million and $11.2 million for the three months ended March 31, 2006 and 2005, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium income on tranches sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The increase in net premiums earned was primarily driven by the increase in the size of the credit swaps sold portfolio from the corresponding period in 2005. The portfolio of credit swaps purchased for short-term investment purposes had been wound down to zero during 2005 and there was no premium expense for swaps of this type in 2006. The table below shows the components of net premiums earned for the three months ended March 31, 2006 and 2005 (in thousands).

	Three months ended March 31,
	2006	2005
Premium income on credit swaps sold	$15,717	$11,628
Premium income on tranche sold	208	—
Premium expense on credit swaps purchased as short-term investments	—	(403)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	—	(23)
Total net premiums earned	$15,925	$11,202

Premium income on credit swaps sold increased primarily as a result of the expansion in our credit swap portfolio. The quarterly average notional amounts outstanding of credit swaps sold were $14.2 billion and $10.8 billion for the three months ended March 31, 2006 and 2005, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranches sold was $208 thousand for the three months ended March 31, 2006, and the average notional amount outstanding was $116.7 million for the three months ended March 31, 2006.

The notional amounts of credit swaps that we had purchased to offset credit risk on certain credit swaps sold were $0 and $5.0 million at March 31, 2006 and 2005.

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

Net realized gains (losses) for the three months ended March 31, 2006 and 2005 are summarized below (in thousands):

	Three months ended March 31,
	2006	2005
Realized gains on terminated credit swaps sold	$502	$119
Realized losses on terminated credit swaps sold	(777)	—
Realized gains on terminated credit swaps purchased as short-term investments	—	21
Realized losses on terminated credit swaps purchased as short-term investments	—	(7)
Total net realized gains (losses) on credit swaps	$(275)	$133

We terminated $115 million and $5 million notional amount of credit swaps sold during the three months ended March 31, 2006 and 2005, respectively. Net realized gains (losses) on the early termination of credit swaps sold were $(275) thousand and $119 thousand for the three months ended March 31, 2006 and 2005, respectively. The realized losses incurred during 2006 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

We terminated $10 million notional amount of credit swaps purchased during the three months ended March 31, 2005 resulting in a net realized gain of $14 thousand. During the course of 2005 we wound down our portfolio of credit swaps purchased and, as a consequence, there were no realized gains or losses on this portfolio in 2006.

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized gains (losses) on Primus Financial’s credit swaps were $24.7 million and ($19.5) million for the three months ended March 31, 2006 and 2005. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The gain in the first quarter of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that quarter.

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the three months ended March 31, 2006 and 2005 are summarized below (in thousands):

	Three months ended March 31,
	2006	2005
Net unrealized gains (losses) on credit swaps sold	$24,711	$(19,963)
Net unrealized gains on credit swaps purchased as short-term investments	—	407
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	—	23
Total net unrealized gains (losses) on credit swaps	$24,711	$(19,533)

    Net Credit Swap Revenue – PRS Trading

PRS Trading commenced operations in January 2006 and therefore prior year comparison information is not available. There was limited volatility in the credit market in the first quarter of 2006 which restricted the opportunities for PRS Trading to put on attractive swap positions. In the quarter, PRS Trading sold notional principal of $145.5 million of new credit swaps and purchased $149 million of notional principal. Net credit swap revenue for PRS Trading was $(232) thousand for the three months ended March 31, 2006. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue for the three months ended March 31, 2006 (in thousands):

Three months ended March 31, 2006
Net premiums earned	$18
Net realized gains on credit swaps	129
Net unrealized losses on credit swaps	(379)
Total net credit swap revenue	$(232)

Net Premiums Earned

Net premiums earned were $18 thousand for the three months ended March 31, 2006. Net premiums earned include premiums on credit swaps sold and purchased. The table below shows the components of net premiums earned by PRS Trading for the three months ended March 31, 2006 (in thousands):

Three months ended March 31, 2006
Premium income on credit swaps sold	$77
Premium expense on credit swaps purchased	(59)
Total net premiums earned	$18

Net Realized Gains (Losses) on Credit Swaps

Our business strategy, for PRS Trading, is generally to hold swaps we buy and sell for a limited portion of the swap’s full tenor with the expectation that we will be able to terminate the position at a net realized gain. We terminated $35 million notional amount of credit swaps sold during the three months ended March 31, 2006, resulting in net realized gains of $138 thousand. We terminated $30 million notional amount of credit swaps purchased during the three months ended March 31, 2006, resulting in net realized losses of $9 thousand.

Net realized gains (losses) for the three months ended March 31, 2006 are summarized below (in thousands):

Three months ended March 31, 2006
Realized gains on terminated credit swaps sold	$138
Realized losses on terminated credit swaps sold	—
Realized gains on terminated credit swaps purchased	17
Realized losses on terminated credit swaps purchased	(26)
Total net realized gains on terminated credit swaps	$129

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on PRS Trading credit swaps were $379 thousand for the three months ended March 31, 2006. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during the period. The fair value of the portfolio reflects the mid-market value with an adjustment for the estimated cost to close the position.

The unrealized gains and losses on credit swaps sold and purchased for the three months ended March 31, 2006 are summarized below:

Three months ended March 31, 2006
Net unrealized losses on credit swaps sold	$(82)
Net unrealized losses on credit swaps purchased	(297)
Net unrealized losses on credit swaps	$(379)

Asset Management Fees

Currently we manage two portfolios of credit swaps on behalf of third parties in exchange for management fees. We recognized $49 thousand and $42 thousand of asset management fees for the three months ended March 31, 2006 and 2005, respectively. Our asset management contracts also provide for contingent performance fees, none of which have been earned or accrued at March 31, 2006 or 2005, respectively.

Interest Income

We earned interest income of $6.6 million and $3.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2005 issuance of $125 million of subordinated debt by Primus Financial and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally increasing market rates of interest during 2005, coupled with an extension in the duration of our investment portfolio.

Weighted average yields on the cash equivalents and available-for-sale investments were 4.20% in the three months ended March 31, 2006 compared with 3.07% for the three months ended March 31, 2005.

The table below summarizes our interest income for the three months ended March 31, 2006 and 2005 and our total cash, cash equivalent and investments at March 31, 2006 and 2005 (in thousands).

	Three months ended March 31,
	2006	2005
Interest income	$6,601	$3,693
Cash and cash equivalents	64,884	349,627
Available-for-sale and short-term investments	569,981	133,606
Total cash, cash equivalents and investments	$634,865	$483,233

Foreign currency revaluation

We buy and sell credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 28% of the notional amount of our Primus Financial credit swaps sold portfolio at March 31, 2006. Until the fourth quarter of 2005, net premiums received from swaps denominated in euros were retained in euros. During the three months ended March 31, 2005, the euro lost value against the U.S. dollar resulting in currency revaluation losses of $564 thousand on our holdings of euro compared to a revaluation loss of $6 thousand for the three months ended March 31, 2006.

Operating Expenses

Our operating expenses were $8.1 million and $7.7 million for the three months ending March 31, 2006 and 2005, respectively, as summarized below (in thousands):

	Three months ended March 31,
	2006	2005
Compensation and employee benefits	$4,891	$5,196
Professional and legal fees	1,215	954
Depreciation and amortization	589	516
Technology and data feeds	399	317
Other	1,039	765
Total operating expenses	$8,133	$7,748
Number of full-time employees, at March 31	41	31

Compensation expense for the three months ended March 31, 2005 included approximately $800 thousand related to the accelerated compensation expenses and accelerated vesting of stock related to the departure of former employees. Excluding this accelerated cost, compensation expense for the three months ended March 31, 2006 increased by approximately $500 thousand over the comparable prior period. This increase was primarily the result of an increase in headcount as we expand our business operations. Stock compensation expense was approximately $1.0 million in each of three month periods ended March 31, 2006 and 2005, respectively.

Professional and legal fees expense includes audit and tax advisor expenses, legal costs and director and officer insurance expense. The increase in professional fees is primarily related to audit fees and employee recruiting costs. Depreciation and amortization principally relate to the depreciation of our computer equipment and furniture and fixtures, and the amortization of our internally developed software. The increase in depreciation and amortization expense is due to the increase in purchases of fixed assets and capitalization of software costs. Technology and data expense relates to the maintenance of our technology platform and the cost of providing electronic data to our credit and investing teams, and remained fairly consistent with the prior period. Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily due to rent expense associated with our additional office space and our new London office lease.

Interest Expense and Preferred Distributions

For the three months ended March 31, 2006 and 2005, we incurred $2.4 million and $493 thousand of interest expense, respectively. The interest expense was primarily incurred on the $75.0 million 30-year subordinated debt and the $125.0 million of 15.5 year subordinated deferrable interest notes that were issued by Primus Financial in July 2004 and December, 2005, respectively. The interest rate for the 30-year subordinated debt averaged 4.48% and 2.57% for the three months ended March 31, 2006 and 2005, respectively.

On December 19, 2005, Primus Financial issued in aggregate $125.0 million of subordinated deferrable interest notes, consisting of $75.0 million of Series A notes and $50.0 million of Series B notes, which mature in June 2021. The interest rate on the Series A notes is set every 28 days through a monthly auction process. The interest rate on the Series B notes was fixed on the issuance date at a rate of 5.60% for one year and then subsequently, the rate will be set every 28 days through a monthly auction process. The average rate on the $75 million of Series A notes was 4.62% and the average rate on the Series B notes was 5.60% in the three months ended March 31, 2006.

Primus Financial also made net distributions of $1.1 million and $649 thousand during the three months ended March 31, 2006 and 2005, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 4.95% and 2.96% during the three months ended March 31, 2006 and 2005, respectively.

Income Taxes

Provision for income taxes was $55 thousand and $36 thousand for the three months ended March 31, 2006 and 2005, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $4.9 million and $4.8 million as of March 31, 2006 and December 31, 2005, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $17.5 million and $5.8 million for the three months ended March 31, 2006 and 2005, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2006 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property lease	$9,068	$1,049		$2,648		$2,702		$2,669
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$209,068	$1,049		$2,648		$2,702		$202,669

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

Property lease:    Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. We have agreed to an amendment to the lease that extends its term to

2016 and adds approximately 5,500 square feet of additional space. There are no material restrictions imposed by the lease agreement and the lease is categorized as an operating lease. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012.

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

We receive cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash is used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased, realized losses from the early termination of credit swaps, interest on debt and preferred share distributions. Our cash, cash equivalents and available-for-sale investments were $634.9 million and $629.5 million as of March 31, 2006 and December 31, 2005, respectively.

Prior to March 23, 2006, Primus Financial maintained a $37.5 million liquidity facility with Harris Trust and Savings Bank, or Harris Trust. Effective on that date, with the consent of S&P and Moody’s, the liquidity facility was terminated. As of March 31, 2006 and December 31, 2005, there have been no credit events and there have been no borrowings under the facility.

Cash Flows

Cash flows from operating activities – Net cash provided by operating activities were $8.4 million and $4.4 million for the three months ended March 31, 2006 and 2005, respectively. This increase is primarily attributable to higher premium income on a larger credit swap portfolio during 2006 compared with 2005, as a result of the continued growth of our credit swap portfolio.

Cash flows from investing activities – Net cash provided by (used in) investing activities was $(11.4) million and 27.3 million for the three months ended March 31, 2006 and 2005, respectively. This decrease was primarily due to increased purchases of available-for-sale-investments in 2006 compared with net maturities and sales of available-for-sale-investments in 2005.

Cash flows from financing activities – Net cash used in financing activities was $1.4 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively. This decrease is primarily due to lower repurchase and retirement of our common stock as a result of less stock vesting activity in the period. During the first quarter of 2005, we issued stock to employees in connection with the vesting of stock compensation plans, and concurrently repurchased and retired approximately $2.4 million of stock in order to pay the required withholding taxes. The decrease was offset by an increase in preferred distributions of our subsidiary.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and preferred distributions over at least the next twelve months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and

amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123 (R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123 (R). See note 6 of notes to condensed consolidated financial statements for further detail.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (‘‘SAB No. 107’’) to provide supplemental implementation guidance on SFAS No. 123 (R). The Company applied the relevant provisions of SAB No. 107 in its adoption of SFAS No. 123 (R).

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods, if applicable.

In November 2005, the FASB issued FASB Staff Position FSP 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption did not have any effect on the consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report of Primus Guaranty includes statements that are not historical or current facts and are ‘‘forward-looking statements’’ made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘project,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘will likely result,’’ ‘‘looking forward’’ or ‘‘will continue,’’ and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Primus Guaranty cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of March 31, 2006, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $5.0 million. We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Cumulative Preferred Stock pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Stock reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts as the interest and auction rate for such MMP Receipts were set for a one year period on January 20, 2006. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually; however, at December 31, 2005, the interest rate on the $50 million Series B subordinated deferrable interest notes was set for a one year period expiring in December of 2006.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At March 31, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty were $5.0 million and $35 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as triple A rating in our credit swap portfolio.

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

The company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the company’s disclosure controls or its internal controls can prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making are faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Part II.    Other Information

Item 1.    Legal Proceedings

In the ordinary course of operating our business, we may encounter a significant risk of litigation from time to time. However, we are not party to or currently aware of any material pending litigation.

Item 1A.    Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the first quarter of 2006.

Item 5.    Other Information

None.

Item 6.    Exhibits

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

Date: May 10, 2006