Form 10-Q
period 2006-06-30
PRIMUS GUARANTY LTD
filed 2006-08-09
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 1, 2006, the number of shares outstanding of the issuer's common stock, $0.08 par value, was 43,306,239.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended June 30, 2006

Part I.    Financial Information

Item 1.	Financial Statements

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$96,648	$69,355
Available-for-sale investments	550,160	560,147
Accrued interest receivable	5,340	5,127
Accrued premiums and interest receivable on credit and other swaps	3,500	3,461
Premiums receivable on financial guarantees	100	300
Unrealized gain on credit and other swaps, at fair value	50,440	25,342
Fixed assets and software costs, net	5,803	4,993
Debt issuance costs, net	3,074	3,147
Other assets	1,665	1,210
Total assets	$716,730	$673,082
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$1,793	$3,035
Compensation payable	3,875	4,833
Interest payable	160	404
Accrued premiums on credit swaps	26	—
Taxes payable	46	54
Unrealized loss on credit and other swaps, at fair value	4,350	3,521
Deferred credit swap premiums	35	46
Deferred financial guarantee premiums	200	401
Deferred rent payable	540	416
Long-term debt	200,000	200,000
Total liabilities	211,025	212,710
Preferred securities of subsidiary	98,521	98,521
Stockholders’ equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 43,306,084 and 43,176,511 shares issued and outstanding at June 30, 2006 and December 31, 2005	3,572	3,572
Additional paid-in-capital	267,547	265,848
Warrants	612	612
Accumulated other comprehensive loss	(6,383)	(4,254)
Retained earnings	141,836	96,073
Total stockholders’ equity	407,184	361,851
Total liabilities, preferred securities of subsidiary and stockholders’ equity	$716,730	$673,082

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues
Net credit swap revenue (loss)	$16,831	$(3,579)	$56,960	$(11,777)
Net total return swap revenue	124	—	124	—
Premiums earned on financial guarantees	100	100	200	199
Asset management fees	118	49	167	91
Interest income	6,786	2,793	13,387	6,486
Investment portfolio realized gains	—	23	—	23
Foreign currency revaluation loss	(18)	(955)	(24)	(1,519)
Total net revenues	23,941	(1,569)	70,814	(6,497)

Expenses
Compensation and employee benefits	5,603	3,406	10,494	8,602
Professional and legal fees	1,069	796	2,284	1,750
Depreciation and amortization	608	525	1,197	1,041
Technology and data	421	398	820	715
Interest expense	2,653	497	5,102	991
Other	1,291	853	2,330	1,618
Total expenses	11,645	6,475	22,227	14,717
Distributions on preferred securities of subsidiary	(1,638)	(1,127)	(2,769)	(1,775)
Income (loss) before provision for income taxes	10,658	(9,171)	45,818	(22,989)
Provision for income taxes	—	(9)	(55)	(45)
Net income (loss) available to common shares	$10,658	$(9,180)	$45,763	$(23,034)

Income (loss) per common share:
Basic	$0.25	$(0.21)	$1.06	$(0.53)
Diluted	$0.24	$(0.21)	$1.03	$(0.53)
Average common shares outstanding:
Basic	43,294	43,108	43,270	43,160
Diluted	44,287	43,108	44,316	43,160

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands except per share amounts)

	Six months ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income (loss)	$45,763	$(23,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,197	1,041
Stock compensation	2,142	1,534
Net unrealized (gain) loss on swap portfolio	(24,269)	33,571
Net amortization of premium and discount on securities	(1,806)	—
Deferred rent	124	(9)
Amortization of debt issuance costs	86	22
Distributions on preferred securities of subsidiary	2,769	1,775
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(213)	(3,553)
Accrued premiums and interest receivable on credit and other swaps	(39)	90
Premiums receivable on financial guarantees	200	300
Other assets	(455)	263
Accounts payable and accrued expenses	(1,242)	484
Compensation payable	(958)	(2,700)
Interest payable	(244)	(5)
Accrued premiums payable on credit swaps	26	—
Taxes payable.	(8)	172
Deferred credit swap premiums	(11)	(12)
Deferred financial guarantee premiums	(201)	(199)
Net cash provided by operating activities	22,861	9,740
Cash flows from investing activities
Fixed asset purchases and capitalized software costs.	(2,007)	(356)
Purchases of available-for-sale investments.	(10,375)	(125,551)
Maturities of available-for-sale investments.	20,000	—
Net cash provided by (used in) investing activities	7,618	(125,907)
Cash flows from financing activities
Repurchase and retirement of common stock	(649)	(2,397)
Proceeds from exercise of stock options and issue of stock	206	233
Debt issuance costs	(13)	(31)
Net preferred distributions of subsidiary	(2,769)	(1,775)
Net cash used in financing activities	(3,225)	(3,970)
Net effect of exchange rate changes on cash	39	—
Net increase (decrease) in cash	27,293	(120,137)
Cash and cash equivalents at beginning of period	69,355	320,989
Cash and cash equivalents at end of period	$96,648	$200,852
Supplemental disclosures
Cash paid for interest	$5,260	$482
Cash paid for taxes	$62	$4

See accompanying notes.

1.	Organization and Basis of Presentation

Primus Guaranty, Ltd., together with its consolidated subsidiaries (‘‘Primus Guaranty’’ or ‘‘the Company’’), is a Bermuda holding company, and the 100% owner of Primus Bermuda, Ltd. (‘‘Primus Bermuda’’), a Bermuda holding company and PRS Trading Strategies, LLC. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC (‘‘Primus Group Holdings’’), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries, Primus Financial Products, LLC (‘‘Primus Financial’’), and Primus Asset Management, Inc. (‘‘Primus Asset Management’’). Primus Financial is a Delaware financial products limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor’s (‘‘S&P’’) and Aaa from Moody’s Investors Service, Inc. (‘‘Moody’s’’ and, together with S&P, the ‘‘Rating Agencies’’). The Company considers its legal domicile to be where it is incorporated, Bermuda. Primus Financial is primarily a provider of credit risk protection in the form of credit swaps, with respect to corporate and sovereign issuers. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities. Primus Asset Management is an asset manager for Primus Financial and unrelated third parties.

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

In July 2005, PRS Trading Strategies, LLC (PRS Trading), a Delaware limited liability company, was formed.. PRS Trading engages in relative value trading and other strategies involving buying and selling of credit swaps and other financial instruments. PRS Trading has no rating from the rating agencies and, accordingly generally provides its swap counterparties with collateral to support its contractual obligations. PRS Trading engages primarily in relative value investing across credits and financial instruments. These investments generally have a short-term investment horizon and are subject to tight risk controls and liquidity management. PRS Trading commenced operations in January 2006.

In November 2005, Primus Guaranty (UK), Ltd (PGUK) was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe. Primus Bermuda is the 100% owner of PGUK.

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The condensed consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The condensed consolidated financial statements are presented in U.S. dollar equivalents. At June 30, 2006 and December 31, 2005, the Company’s credit swap activities were conducted in U.S. dollars and euros.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123 (R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123 (R). See note 7 of notes to condensed consolidated financial statements for further detail.

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

In November 2005, the FASB issued FASB Staff Position FSP 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption did not have any effect on the condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 will have on its consolidated financial statements.

3.	Available-for-sale Investments

Available-for-sale investments included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies and commercial paper rated A-1 and P-1 by the respective rating agencies. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$556,592	$—	$(6,432)	$550,160
Commercial paper	—	—	—	—
Total	$556,592	$—	$(6,432)	$550,160

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$544,824	$—	$(4,259)	$540,565
Commercial paper	19,577	5	—	19,582
Total	$564,401	$5	$(4,259)	$560,147

The unrealized losses on the Company’s investments in U.S. government agency obligations were primarily the result of an increase in interest rates during the first six months of 2006 and during the year of 2005. These securities have primarily been in a loss position for less than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006 and December 31, 2005. These securities have maturities of less than 3 years.

4.    Net Credit Swap Revenue and Credit Swap Portfolio

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

Credit swaps are derivative transactions that obligate one party to the transaction (the ‘‘Seller’’) to pay an amount to the other party to the transaction (the ‘‘Buyer’’) should one of a specified group of events (‘‘Credit Events’’) be incurred by an unrelated third party or portfolio of third parties (the ‘‘Reference Entity’’) specified in the contract. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Sel ler must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for incurring the potential of a Credit Event-generated loss, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a Credit Event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premiums are taken into income as they are earned over the life of the transaction. Accrued premiums on credit swaps represent premiums earned but not yet payable. Premiums receivable on credit swaps represents premiums that are both earned and payable. When the Company purchases credit protection from its counterparties, the Company pays premiums as a series of fixed cash flows. The premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue.

All credit swap transactions entered into between the Buyer and the Seller are subject to an ISDA Master Agreement executed by both parties. The Master Agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the Master Agreement) is incurred by either party.

The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience Credit Events that will require the Company to make payments to the Buyers of the transactions. Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. During the three and six months ended June 30, 2006 and 2005, none of these events have occurred.

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

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its condensed consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue in the Company’s consolidated statements of operations. If a credit swap has an increase in fair value during a period, the increase will add to the Company’s net credit swap revenue for that period. Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from the Company’s net credit swap revenue for that period. Changes in the fair value of the Company’s credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.

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

Consolidated Net Credit Swap Revenue and Credit Swap Portfolio Information

The tables below present the components of consolidated net credit swap revenue for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net premium income	$17,104	$12,396	$33,047	$23,599
Realized gains	284	1,105	942	1,245
Realized losses	(410)	(3,042)	(1,214)	(3,049)
Change in unrealized gains (losses)	(147)	(14,038)	24,185	(33,572)
Total net credit swap revenue (loss)	$16,831	$(3,579)	$56,960	$(11,777)

The Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions (excluding the CDS index) entered into with third parties at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006	December 31, 2005
Gross Notional Amounts:
Credit swaps sold-single name	$15,147,074	$13,374,031
Credit swaps sold-tranche	350,000	50,000
Credit swaps purchased-single name	(142,500)	—
Fair value:
Asset	50,440	25,342
Liability	4,335	3,521
Average fair value:
Asset	48,121	28,140
Liability	2,144	3,545

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

At June 30, 2006 and December 31, 2005, Primus Financial had three derivative transactions with its affiliate, Primus Re, totaling $87 million in notional principal which are eliminated in consolidation.

The tables that follow summarize, by credit rating of Reference Entities and of Counterparties, the notional amounts and fair values of credit swap transactions outstanding (excluding transactions with affiliates and $15 thousand net fair value associated with total return swap and CDS index) for the Company as of June 30, 2006 and December 31, 2005 (in thousands):

(in thousands)

	June 30, 2006		December 31, 2005
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
Aaa	$734,772	$1,181	$561,472	$1,118
Aa	2,534,432	8,525	2,268,090	8,006
A	6,075,773	23,096	5,270,706	15,008
Baa	5,333,690	23,362	5,041,442	4,328
Ba	402,615	(3,436)	199,321	(5,785)
B	65,792	(2,611)	33,000	(1,539)
Total	$15,147,074	$50,117	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
Aa	$150,000	$950	$50,000	$685
A	200,000	(4,890)	—	—
Total	$350,000	$(3,940)	$50,000	$685
Credit Swaps Purchased
A	$(50,000)	$(16)	$—	$—
Baa	(89,000)	(50)	—	—
Ba	(3,500)	(6)	—	—
Total	$(142,500)	$(72)	$—	$—
Counterparty Buyer
Credit Swaps Sold – Single Name:
Aaa	$5,000	$32	$5,000	$37
Aa	12,744,948	40,344	11,228,563	13,341
A	2,397,126	9,741	2,140,468	7,758
Total	$15,147,074	$50,117	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
Aa	$350,000	$(3,940)	$50,000	$685
Total	$350,000	$(3,940)	$50,000	$685
Counterparty Seller
Credit Swaps Purchased:
Aa	$(142,500)	$(72)	$—	$—
Total	$(142,500)	$(72)	$—	$—

(in thousands)

	June 30, 2006		December 31, 2005
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
AAA	$797,772	$1,718	$636,472	$1,222
AA	2,191,204	6,819	1,862,713	6,026
A	6,806,357	27,029	6,143,717	17,753
BBB	5,020,456	20,202	4,513,356	4,803
BB	254,493	(1,905)	197,773	(7,062)
B	76,792	(3,746)	20,000	(1,606)
Total	$15,147,074	$50,117	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
AAA	$150,000	$(2,538)	$—	$—
AA	200,000	(1,402)	50,000	685
Total	$350,000	$(3,940)	$50,000	$685
Credit Swaps Purchased:
A	$(50,000)	$(73)	$—	$—
BBB	(89,000)	7	—	—
BB	(3,500)	(6)	—	—
Total	$(142,500)	$(72)	$—	$—
Counterparty Buyer
Credit Swaps Sold – Single Name:
AAA	$41,980	$11	$34,623	$(57)
AA	11,567,342	37,860	9,262,316	10,525
A	3,537,752	12,246	4,077,092	10,668
Total	$15,147,074	$50,117	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
AA	$350,000	$(3,940)	$50,000	$685
Total	$350,000	$(3,940)	$50,000	$685
Counterparty Seller
Credit Swaps Purchased:
AA	$(97,500)	$(105)	$—	$—
A	(45,000)	33	—	—
Total	$(142,500)	$(72)	$—	$—

Primus Financial’s and PRS Trading’s counterparties are generally financial institutions with whom it has entered into Master Agreements that consolidate the counterparty risk to one office of that counterparty. For the six months ended June 30, 2006 and 2005, respectively, two counterparties each generated greater than ten percent of the Company’s total premium revenue. At June 30, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty was $5.0 million and $32 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as triple A rating in our credit swap portfolio.

The table below shows the geographical distribution of the Company’s credit swap portfolio (excluding transactions with affiliates) by domicile of the Reference Entity and domicile of the counterparty (in thousands):

	June 30, 2006		December 31, 2005
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$9,024,480	$32,003	$8,243,123	$12,268
Europe	5,403,594	17,201	4,561,908	7,412
Pacific	560,000	883	445,000	992
Others	159,000	30	124,000	464
Total	$15,147,074	$50,117	$13,374,031	$21,136
By Counterparty:
North America	$7,848,747	$23,994	$6,878,892	$8,754
Europe	7,193,327	25,997	6,388,139	12,359
Pacific	75,000	40	65,000	(37)
Others	30,000	86	42,000	60
Total	$15,147,074	$50,117	$13,374,031	$21,136
Credit Swaps Sold – Tranche
By Counterparty:
North America	$50,000	$899	$50,000	$685
Europe	300,000	(4,839)	—	—
Total	$350,000	$(3,940)	$50,000	$685
Credit Swaps Purchased
By Reference Entity:
North America	$(127,500)	$(127)	$—	$—
Others	(15,000)	55	—	—
Total	$(142,500)	$(72)	$—	$—
By Counterparty:
North America	$(112,000)	$(47)	$—	$—
Europe	(30,500)	(25)	—	—
Total	$(142,500)	$(72)	$—	$—

The table below shows the distribution of the Company’s credit swap portfolio (excluding related party transactions) by year of maturity as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
Year of Maturity
2006	$448,336	$189	$939,657	$588
2007	2,494,504	10,586	2,469,188	12,637
2008	1,124,494	7,724	1,129,811	7,948
2009	2,740,128	13,107	2,684,704	5,980
2010	6,216,592	16,358	6,122,897	(5,963)
2011	1,994,520	2,387	27,774	(54)
2012	20,000	2	—	—
2015	108,500	(236)	—	—
Total	$15,147,074	$50,117	$13,374,031	$21,136
Credit Swaps Sold – Tranche
Year of Maturity
2010	$50,000	$899	$50,000	$685
2011	50,000	166	—	—
2013	250,000	(5,005)	—	—
Total	$350,000	$(3,940)	$50,000	$685
Credit Swaps Purchased
Year of Maturity
2011	$(137,500)	$1	$—	$—
2016	(5,000)	(73)	—	—
Total	$(142,500)	$(72)	$—	$—

5.    Net Total Return Swap Revenue

During the second quarter of 2006, the Company’s subsidiary, PRS Trading entered into a total return swap agreement with a counterparty, which expires in May 2008. Under the terms of the agreement, PRS Trading receives interest and other payments based on certain mutually agreed reference loans, and pays a financing interest expense based on the principal amount of such loans. PRS Trading takes the risk that the referenced loans deteriorate in value and conversely receives the benefit from any appreciation in the value of loans referenced in the total return swap. The fair value of each swap is determined by the net fair values on the outstanding loans. PRS Trading determines the fair value of the loans based on the estimated cost to close-out the loan position. PRS Trading places initial margin cash collateral and ongoing mark-to-market cash collateral with the counterparty, which is determined by the amount of loans outstanding under the total return swap. The total return swap with the counterparty is documented under an ISDA master agreement between PRS Trading and the counterparty. The net fair value of the total return swap is netted with the fair values of any outstanding credit default swaps outstanding between PRS Trading and the counterparty for presentation in the condensed consolidated statements of financial condition.

The total notional amount of funded and unfunded loans outstanding under the total return swap was $74 million at June 30, 2006. The net fair value of the loans outstanding under the total return swap was $84 thousand at June 30, 2006.

Net total return swap revenue as presented in the condensed consolidated statements of operations comprises changes in the fair value of the total return swap, realized gains or losses on the termination of individual loan positions underlying the total return swap, and the net interest earned on the total return swap.

6.    Earnings (Loss) per Share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2006		2005	2006		2005
Net earnings (loss) available to common stockholders	$10,658		$(9,180)	$45,763		$(23,034)
Weighted-average basic shares outstanding	43,294		43,108	43,270		43,160
Effect of dilutive instruments
Employee stock options	38		—	45		—
Restricted share units	190		—	199		—
Warrants	765		—	802		—
Dilutive potential shares	993		—	1,046		—
Weighted-average diluted shares	44,287	(a)	43,108 (a)	44,316	(a)	43,160 (a)
Basic EPS	$0.25		$(0.21)	$1.06		$(0.53)
Diluted EPS	$0.24		$(0.21)	$1.03		$(0.53)

(a)	For the three months ended June 30, 2006 and 2005, securities of approximately 644 thousand shares and 1.4 million shares, respectively, were excluded from the computation of diluted EPS because the effect was anti-dilutive for the periods presented. For the six months ended June 30, 2006 and 2005, securities of approximately 835 thousand shares and 1.5 million shares, respectively, were excluded from the computation of diluted EPS because the effect was anti-dilutive for the periods presented.

7.    Stock Based Compensation

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and assumptions used for options granted during the six months ended June 30, 2006 were:

Six months ended June 30, 2006
Risk free interest rate	5.16%
Volatility	33.80%
Expected dividend yield	0.00%
Expected option life	7 years
Weighted average fair value of options	$4.02

The following table is a summary of stock option activity as of and for the six months ended June 30, 2006:

	June 30, 2006
	Number of shares	Weighted average exercise price
Outstanding at December 31, 2005	710,860	$10.43
Granted	422,122	$12.46
Exercised	(1,953)	$6.94
Forfeited	(113,202)	$11.66
Outstanding at June 30, 2006	1,017,827	$11.14
Exercisable at June 30, 2006	294,373	$9.35

The following table summarizes the status of the Company’s stock options as of June 30, 2006:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 – $6.94	153,125	6.5	$6.94	114,843	$6.94
$6.95 – $9.76	236,562	7.5	$9.76	125,312	$9.76
$9.77 – $13.50	628,140	6.2	$12.70	54,218	$13.50
Total	1,017,827		$11.14	294,373	$9.35

The Company recorded stock compensation expense of approximately $2.1 million and $1.5 million during the six months ended June 30, 2006 and 2005, respectively. Stock compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock awards was $8.9 million. This expense is expected to be recognized over a weighted average period of 2.8 years.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$10,658	$(9,180)	$45,763	$(23,034)
Foreign currency translation adjustments	39		39
Change in net unrealized gains (losses) on available-for-sale investments	(723)	5	(2,168)	5
Total comprehensive income (loss)	$9,974	$(9,175)	$43,634	$(23,029)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We, through Primus Financial, one of our principal subsidiaries, are engaged in selling credit protection against primarily investment grade credit obligations of corporate and sovereign entities. In exchange for a fixed quarterly premium, if a credit event occurs (e.g., bankruptcy, failure to pay or restructuring) with respect to a Reference Entity upon which Primus Financial has sold credit protection, Primus Financial agrees to pay the notional amount of the credit swap contract to its counterparty in exchange for delivery of an unsecured credit obligation of that Reference Entity. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities, which we call ‘‘tranches’’. Primus Financial has the highest counterparty credit ratings offered by S&P (AAA) and Moody’s (Aaa).

Primus Asset Management, Inc., or Primus Asset Management, our other principal operating subsidiary, includes an experienced team of professionals who have expertise in credit analysis, investing, risk management and market analysis. Primus Asset Management provides credit risk investment advisory and asset management services to Primus Financial and unrelated third parties. For such services, Primus Asset Management receives management fees.

Primus Re operates as a financial guaranty insurance company, and generates revenue by charging a higher insurance premium for protection sold than the premium it pays for the offsetting protection it purchases.

PRS Trading Strategies, LLC, or PRS Trading, engages in the active buying and selling of credit swaps and other financial instruments. PRS Trading has no rating from the rating agencies and, accordingly generally supplies its counterparties with collateral to support its contractual obligations. PRS Trading engages primarily in relative value investing across credits and financial instruments. These investments generally have a short-term investment horizon and are subject to tight risk controls and liquidity management.

Net Credit Swap Revenue

Net credit swap revenue in our condensed consolidated statements of operations, comprises the premiums earned and premium expense on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Net credit swap revenue is earned by both Primus Financial and PRS Trading. Although both companies earn net credit swap revenue, the strategies of the two companies are different. Primus Financial generally writes credit swap protection in order to earn premium income over the term of the contract, whereas PRS Trading engages in the active buying and selling of protection and generally will only hold swap contracts for a limited portion of the swap’s full tenor.

We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income. In accordance with U.S. GAAP, we carry our credit swaps on our condensed consolidated statements of financial condition at their fair value. Changes in the fair value of our credit swap portfolio are included as a component of net credit swap revenue in our condensed consolidated statements of operations. If a credit swap has an increase in fair value during a period, the increase will add to our net credit swap revenue for that period.

Conversely, if a credit swap has a decline in fair value during the period, the decline will subtract from our net credit swap revenue for that period. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

In general, the fair values of individual credit swaps are aggregated by counterparty for presentation in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in our condensed consolidated statements of financial condition. Aggregation by counterparty is applied where an executed ISDA master agreement is in place with the counterparty. In instances where we do not yet have an executed ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss. As of June 30, 2006, we had no outstanding credit swaps with any counterparties with whom we had not yet executed ISDA master agreements.

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

PRS Trading both sold and purchased credit swap protection during the six months ended June 30, 2006 pursuant to its predominantly relative value investment strategy.

Net Total Return Swap Revenue

During the second quarter of 2006, the Company’s subsidiary, PRS Trading entered into a total return swap agreement with a counterparty, which expires in May 2008. Under the terms of the agreement, PRS Trading receives interest and other payments based on certain mutually agreed reference loans, and pays a financing interest expense based on the principal amount of such loans. PRS Trading takes the risk that the referenced loans deteriorate in value and conversely receives the benefit from any appreciation in the value of loans referenced in the total return swap. The fair value of each swap is determined by the net fair values on the outstanding loans. PRS Trading determines the fair value of the loans based on the estimated cost to close-out the loan position. PRS Trading places initial margin cash collateral and ongoing mark-to-market cash collateral with the counterparty, which is determined by the amount of loans outstanding under the total return swap. The total return swap with the counterparty is documented under an ISDA master agreement between PRS Trading and the counterparty. The net fair value of the total return swap is netted with the fair values of any outstanding credit default swaps outstanding between PRS Trading and the counterparty for presentation in the condensed consolidated statements of financial condition.

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

Results of Operations

    Three months ended June 30, 2006 compared with three months ended June 30, 2005

    Overview

Our net income for the three months ended June 30, 2006 was $10.7 million compared with a net loss of $9.2 million for the three months ended June 30, 2005. The change in net income is principally due to increased net credit swap revenues, which were $16.8 million in the second quarter of 2006, compared with net credit swap loss of $3.6 million in the second quarter of 2005. The improvement in net credit swap revenues were primarily as a result of a decline in unrealized losses on our portfolio of credit swaps sold and an increase in net credit swap premiums in the second quarter of 2006, compared with the second quarter of 2005. Net credit swap revenues are discussed separately below for Primus Financial and PRS Trading.

Interest income on our portfolio of investments was $6.8 million in the second quarter of 2006, compared with $2.8 million, as adjusted in the second quarter of 2005. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125 million debt issuance by Primus Financial in December 2005.

Interest expense and distributions on preferred stock issued by Primus Financial were $4.3 million in the second quarter of 2006, compared with $1.6 million in the second quarter of 2005. The increase is due to higher market interest rates in 2006, together with the interest expense associated with the $125 million debt issuance in December 2005.

Our operating expenses were $9.0 million in the second quarter of 2006, compared with $6.0 million in the second quarter of 2005, primarily due to higher compensation and employee benefits as a result of increased headcount and higher professional fees.

    Net Credit Swap Revenue – Primus Financial

Net credit swap revenue (loss) was $16.9 million and $(3.6) million for the three months ended June 30, 2006 and 2005, respectively. Net credit swap revenue for Primus Financial excludes $84 thousand of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the three months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,
	2006	2005
Net premiums earned	$17,089	$12,396
Net realized losses on credit swaps	(108)	(1,937)
Net unrealized losses on credit swaps	(121)	(14,038)
Total net credit swap revenue (loss)	$16,860	$(3,579)

    Net Premiums Earned – Primus Financial

Net premiums earned were $17.1 million and $12.4 million for the three months ended June 30, 2006 and 2005, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium income on tranches sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The table below shows the components of net premiums earned for the three months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,
	2006	2005
Premium income on credit swaps sold	$16,637	$12,652
Premium income on tranches sold	452	96
Premium expense on credit swaps purchased as short-term investments	—	(329)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	—	(23)
Total net premiums earned	$17,089	$12,396

Premium income on credit swaps sold was $16.6 million and $12.7 million during the three months ended June 30, 2006 and 2005, respectively. The increase was primarily as a result of the expansion in our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $14.9 billion and $11.7 billion for the three months ended June 30, 2006 and 2005, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranches sold was $452 thousand and $96 thousand for the three months ended June 30, 2006 and 2005, respectively. The average notional amount outstanding was $233.3 million and $50.0 million for the three months ended June 30, 2006 and 2005, respectively.

The portfolio of credit swaps purchased for short-term investment purposes had been wound down to zero during 2005 and there was no premium expense for swaps of this type in 2006.

    Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the three months ended June 30, 2006 and 2005 are summarized below (in thousands):

	Three months ended June 30,
	2006	2005
Realized gains on terminated credit swaps sold	$111	$470
Realized losses on terminated credit swaps sold	(219)	(3,019)
Realized gains on terminated credit swaps purchased as short-term investments	—	635
Realized losses on terminated credit swaps purchased as short-term investments	—	(23)
Total net realized losses on credit swaps	$(108)	$(1,937)

We terminated $22.8 million and $245.1 million notional amount of credit swaps sold during the three months ended June 30, 2006 and 2005, respectively. We received $111 thousand and $470 thousand from the early termination of swaps at a realized gain during the three months ended June 30, 2006 and 2005, respectively, due to portfolio rebalancing. We incurred realized losses of $219 thousand during the three months ended June 30, 2006 from the early termination of swaps in order to mitigate credit risk. We incurred $3.0 million of realized losses, of which $2.9 million was due to the mitigation of our credit risk during the three months ended June 30, 2005.

    Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the three months ended June 30, 2006 and 2005 are summarized below (in thousands):

	Three months ended June 30,
	2006	2005
Net unrealized losses on credit swaps sold	$(121)	$(14,297)
Net unrealized gains on credit swaps purchased as short-term investments	—	219
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	—	40
Total net unrealized losses on credit swaps	$(121)	$(14,038)

Net unrealized losses on Primus Financial’s credit swaps were $121 thousand and $14.0 million for the three months ended June 30, 2006 and 2005, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. Market premium levels at June 30, 2006 were similar to those prevailing at March 31, 2006, which resulted in relatively small change in the value of the portfolio of credit swaps sold in the second quarter of 2006. There was a marked increase in market premiums in the second quarter of 2005, which resulted in a significant unrealized loss in the portfolio of credit swaps sold.

    Net Credit Swap Revenue – PRS Trading

PRS Trading commenced operations in January 2006 and therefore prior year comparison information is not available. There was limited volatility in the credit market in the second quarter of 2006, which restricted the opportunities for PRS Trading to put on attractive credit swap positions. In the second quarter, PRS Trading sold notional principal of $32.5 million of new credit swaps and purchased $55.5 million of notional principal. Net credit swap revenue (loss) for PRS Trading was $(29) thousand for the three months ended June 30, 2006. Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the three months ended June 30, 2006 (in thousands):

Three months ended June 30, 2006
Net premiums earned	$14
Net realized losses on credit swaps	(17)
Net unrealized losses on credit swaps	(26)
Total net credit swap revenue (loss)	$(29)

Net Premiums Earned – PRS Trading

Net premiums earned were $14 thousand for the three months ended June 30, 2006. Net premiums earned include premiums on credit swaps sold and purchased. The table below shows the components of net premiums earned by PRS Trading for the three months ended June 30, 2006 (in thousands):

Three months ended June 30, 2006
Premium income on credit swaps sold	$158
Premium expense on credit swaps purchased	(144)
Total net premiums earned	$14

    Net Realized Gains (Losses) on Credit Swaps – PRS Trading

Net realized gains (losses) for the three months ended June 30, 2006 are summarized below (in thousands):

Three months ended June 30, 2006
Net realized losses on terminated credit swaps sold	$(80)
Net realized gains on terminated credit swaps purchased	54
Net realized gains on credit swap index	9
Total net realized losses on credit swaps	$(17)

Our business strategy, for PRS Trading, is generally to hold swaps we buy and sell with the expectation that we will be able to terminate the position after a limited period of time at a net realized gain. We terminated $14.5 million notional amount of credit swaps sold during the three months ended June 30, 2006, resulting in net realized losses of $80 thousand. We terminated $22.0 million notional amount of credit swaps purchased during the three months ended June 30, 2006, resulting in net realized gains of $54 thousand.

    Net Unrealized Gains (Losses) on Credit Swaps – PRS Trading

The unrealized gains and losses on credit swaps sold and purchased for the three months ended June 30, 2006 are summarized below:

Three months ended June 30, 2006
Net unrealized losses on credit swaps sold	$(152)
Net unrealized gains on credit swaps purchased	126
Net unrealized losses on credit swaps	$(26)

Net unrealized losses on PRS Trading credit swaps were $26 thousand for the three months ended June 30, 2006. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during the period. The fair value of the portfolio reflects the mid-market value with an adjustment for the estimated cost to close the position.

    Net Total Return Swap Revenue – PRS Trading

As previously discussed, we entered in a total return swap agreement with a counterparty in the second quarter of 2006. The total return swap is based on the returns on certain mutually agreed reference loans.

Net total return swap revenue as presented in the condensed consolidated statements of operations comprises changes in the fair value of total return swap, realized gains or losses on the termination of individual loan positions underlying the total return swap and the net interest earned on the total return swaps.

During the three months ended June 30, 2006, net total return swap revenue was $124 thousand. PRS Trading earned net interest of $30 thousand, realized a gain of $10 thousand and recorded a net unrealized gain of $84 thousand under the total return swap. The fair value of loans under the total return swap was $84 thousand at June 30, 2006.

    Asset Management Fees

During the three months ended June 30, 2006, we closed on our third credit swap asset management transaction, in which we manage a portfolio of credit default swaps on behalf of third parties in exchange for management fees. We recognized $118 thousand and $49 thousand of asset management fees for the three months ended June 30, 2006 and 2005, respectively. Some of our asset management contracts also provide for the receipt of contingent performance fees at maturity, none of which has been earned or accrued at June 30, 2006 or 2005, respectively.

    Interest Income

We earned interest income of $6.8 million and $2.8 million (as adjusted) for the three months ended June 30, 2006 and 2005, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2005 issuance of $125 million of subordinated debt by Primus Financial, retained cash earnings and higher yields on our investment portfolio. The increase in yields is attributable to generally increasing market rates of interest during 2005 and 2006, coupled with an extension in the duration of our investment portfolio.

Weighted average yields on the cash equivalents and available-for-sale investments were 4.26% in the three months ended June 30, 2006 compared with an adjusted 2.79% for the three months ended June 30, 2005.

The table below summarizes our interest income for the three months ended June 30, 2006 and 2005 and our total cash, cash equivalent and investments at June 30, 2006 and 2005, respectively (in thousands):

	Three months ended June 30,
	2006	2005
Interest income	$6,786	$2,793
Cash and cash equivalents	96,648	200,852
Available-for-sale and short-term investments	550,160	286,657
Total cash, cash equivalents and investments	$646,808	$487,509

    Foreign Currency Revaluation

We buy and sell credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 28% of the notional amount of our Primus Financial credit swaps sold portfolio at June 30, 2006. Until the fourth quarter of 2005, net premiums received from swaps denominated in euros were retained in euros. We now sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the three months ended June 30, 2005, the euro lost value against the U.S. dollar resulting in currency revaluation losses of $955 thousand on our holdings of euro compared with a revaluation loss of $18 thousand on a significantly reduced holding of euro for the three months ended June 30, 2006.

    Operating Expenses

Our operating expenses were $9.0 million and $6.0 million for the three months ending June 30, 2006 and 2005, respectively, as summarized below (in thousands):

	Three months ended June 30,
	2006	2005
Compensation and employee benefits	$5,603	$3,406
Professional and legal fees	1,069	796
Depreciation and amortization	608	525
Technology and data	421	398
Other	1,291	853
Total operating expenses	$8,992	$5,978
Number of full-time employees, at end of period	44	34

Compensation expense for the three months ended June 30, 2006 increased approximately $2.2 million over the comparable prior period. This increase was primarily the result of an increase in headcount as we expand our business operations and higher performance based incentives. Our accrued cash incentive compensation expense was $2.2 million in the second quarter of 2006, compared with an accrued expense of $1.2 million for the second quarter of 2005. Stock compensation expense was approximately $1.1 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively.

Professional and legal fees expense includes audit and tax advisor expenses, legal costs, employee recruiting costs and director and officer insurance expense. The increase in professional fees is primarily related to an increased provision for audit fees and higher employee recruiting costs associated with the increase in headcount in the second quarter of 2006. Depreciation and amortization principally relate to the depreciation of our computer equipment and furniture and fixtures, and the amortization of our internally developed software. The increase in depreciation and amortization expense is due to the increase in purchases of fixed assets and higher software costs. Technology and data expense relates to the maintenance of our technology platform and the cost of providing electronic data to our credit and investing teams, and remained broadly consistent with the comparable period in the prior year. Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily due to higher travel related costs and rent expense associated with the leases of additional office space in New York and in London.

    Interest Expense and Preferred Distributions

For the three months ended June 30, 2006 and 2005, we incurred $2.7 million and $497 thousand of interest expense, respectively. The interest expense was primarily incurred on the $75.0 million 30-year subordinated debt and the $125.0 million of 15.5 year subordinated deferrable interest notes that were issued by Primus Financial in July 2004 and December 2005, respectively. The interest rate for the 30-year subordinated debt averaged 5.05% and 2.57% for the three months ended June 30, 2006 and 2005, respectively.

On December 19, 2005, Primus Financial issued $125.0 million of subordinated deferrable interest notes, which mature in June 2021. The average interest rate paid on these notes was 5.35% for the three months ended June 30, 2006.

Primus Financial also made net distributions of $1.6 million and $1.1 million during the three months ended June 30, 2006 and 2005, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 5.71% and 3.97% during the three months ended June 30, 2006 and 2005, respectively.

    Income Taxes

Provision for income taxes was zero and $9 thousand for the three months ended June 30, 2006 and 2005, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $5.5 million and $4.8 million as of June 30, 2006 and December 31, 2005, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $6.3 million and a tax benefit of $3.6 million for the three months ended June 30, 2006 and 2005, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

    Six months ended June 30, 2006 compared with six months ended June 30, 2005

    Overview

On a U.S. GAAP basis, we reported net income (loss) of $45.8 million and $(23.0) million for the six months ended June 30, 2006 and 2005, respectively. The increase in net income was primarily due to the mark-to-market unrealized gains on credit swaps from the portfolio of credit protection sold by Primus Financial in the 2006 period, compared with unrealized losses in the portfolio in the corresponding period of 2005.

    Net credit swap revenue (loss) – Primus Financial

Net credit swap revenue (loss) was $57.2 million and $(11.8) million for the six months ended June 30, 2006 and 2005, respectively. Net credit swap revenue (loss) for Primus Financial excludes $161 thousand of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30,
	2006	2005
Net premiums earned	$33,014	$23,599
Net realized losses on credit swaps	(383)	(1,804)
Net unrealized gains (losses) on credit swaps	24,590	(33,572)
Total net credit swap revenue (loss)	$57,221	$(11,777)

The components of net credit swap revenue are discussed further below:

    Net Premiums Earned – Primus Financial

Net premiums earned were $33.0 million and $24.6 million for the six months ended June 30, 2006 and 2005, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium income on tranches sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The table below shows the components of net premiums earned for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30,
	2006	2005
Premium income on credit swaps sold	$32,354	$24,281
Premium income on tranches sold	660	96
Premium expense on credit swaps purchased as short-term investments	—	(732)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	—	(46)
Total net premiums earned	$33,014	$23,599

Premium income on credit swaps sold was $32.4 million and $24.3 million during the six months ended June 30, 2006 and 2005, respectively. The increase was primarily as a result of the expansion in our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $14.5 billion and $11.2 billion for the six months ended June 30, 2006 and 2005, respectively.

We began to sell protection in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranches sold was $660 thousand and $96 thousand for the six months ended June 30, 2006. The average notional amount outstanding was $175.0 million and $25.0 million for the six months ended June 30, 2006 and 2005, respectively.

The portfolio of credit swaps purchased for short-term investment purposes had been wound down to zero during 2005 and there was no premium expense for swaps of this type in 2006.

    Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the six months ended June 30, 2006 and 2005 are summarized below (in thousands):

	Six months ended June 30,
	2006	2005
Realized gains on terminated credit swaps sold	$613	$589
Realized losses on terminated credit swaps sold	(996)	(3,019)
Realized gains on terminated credit swaps purchased as short-term investments	—	656
Realized losses on terminated credit swaps purchased as short-term investments	—	(30)
Total net realized losses on credit swaps	$(383)	$(1,804)

Net realized losses on the early termination of credit swaps sold were $383 thousand and $1.8 million for the six months ended June 30, 2006 and 2005, respectively We terminated $137.5 million and $250.1 million notional amount of credit swaps sold during the six months ended June 30, 2006 and 2005, respectively. We received $613 thousand and $589 thousand from the early termination of swaps at a realized gain during the six months ended June 30, 2006 and 2005, respectively. We incurred realized losses of $996 thousand during the six months ended June 30, 2006 from the early termination of swaps in order to mitigate credit risk. We incurred $3.0 million of realized losses, of which $2.9 million was due to the mitigation of our credit risk during the six months ended June 30, 2005.

We terminated $93.0 million notional amount of credit swaps purchased during the six months ended June 30, 2005 resulting in a net realized gain of $626 thousand. During the course of 2005 we wound down our portfolio of credit swaps purchased and, as a consequence, there were no realized gains or losses on this portfolio in 2006.

    Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the six months ended June 30, 2006 and 2005 are summarized below (in thousands):

	Six months ended June 30,
	2006	2005
Net unrealized gains (losses) on credit swaps sold	$24,590	$(34,261)
Net unrealized gains on credit swaps purchased as short-term investments	—	626
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	—	63
Total net unrealized gains (losses) on credit swaps	$24,590	$(33,572)

Net unrealized gains (losses) on Primus Financial’s credit swaps were $24.6 million and $(33.6) million for the six months ended June 30, 2006 and 2005. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The gain during the first six months of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that period. The unrealized loss in the six months ended June 30, 2005 is attributable to the general increase in market premiums in the first half of 2005.

    Net Credit Swap Revenue – PRS Trading

PRS Trading commenced operations in January 2006 and therefore prior year comparison information is not available. There was limited volatility in the credit market during the first six months of 2006, which restricted the opportunities for PRS Trading to put on attractive swap positions. During the first six months of 2006, PRS Trading sold notional principal of $178.0 million of new credit swaps and purchased $204.5 million of notional principal. Net credit swap revenue (loss) for PRS Trading was $(261) thousand for the six months ended June 30, 2006. Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the six months ended June 30, 2006 (in thousands):

Six months ended June 30, 2006
Net premiums earned	$32
Net realized gains on credit swaps	112
Net unrealized losses on credit swaps	(405)
Total net credit swap revenue (loss)	$(261)

    Net Premiums Earned – PRS Trading

Net premiums earned were $32 thousand for the six months ended June 30, 2006. Net premiums earned include premiums on credit swaps sold and purchased. The table below shows the components of net premiums earned by PRS Trading for the six months ended June 30, 2006 (in thousands):

Six months ended June 30, 2006
Premium income on credit swaps sold	$235
Premium expense on credit swaps purchased	(203)
Total net premiums earned	$32

    Net Realized Gains (Losses) on Credit Swaps – PRS Trading

Net realized gains (losses) for the six months ended June 30, 2006 are summarized below (in thousands):

Six months ended June 30, 2006
Net realized gains on terminated credit swaps sold	$59
Net realized gains on terminated credit swaps purchased	44
Realized gains on credit swap index	9
Total net realized gains on credit swaps	$112

We terminated $49.5 million notional amount of credit swaps sold during the six months ended June 30, 2006, resulting in net realized gains of $59 thousand. We terminated $52.0 million notional amount of credit swaps purchased during the six months ended June 30, 2006, resulting in net realized gains of $44 thousand.

    Net Unrealized Gains (Losses) on Credit Swaps – PRS Trading

The unrealized gains and losses on credit swaps sold and purchased for the six months ended June 30, 2006 are summarized below:

Six months ended June 30, 2006
Net unrealized losses on credit swaps sold	$(234)
Net unrealized losses on credit swaps purchased	(171)
Net unrealized losses on credit swaps	$(405)

Net unrealized losses on PRS Trading credit swaps were $405 thousand for the six months ended June 30, 2006. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during the period. The fair value of the portfolio reflects the mid-market value with an adjustment for the estimated cost to close the position.

    Net Total Return Swap Revenue – PRS Trading

As previously discussed, we entered in a total return swap agreement with a counterparty in the second quarter of 2006. The total return swap is based on the returns on certain mutually agreed reference loans.

During the six months ended June 30, 2006, net total return swap revenue was $124 thousand. PRS Trading earned net interest of $30 thousand, realized a gain of $10 thousand and recorded a net unrealized gain of $84 thousand under the total return swap. The fair value of loans under the total return swap was $84 thousand at June 30, 2006.

    Asset Management Fees

During the second quarter of 2006, we closed on our third credit swap asset management transaction, in which we manage a portfolio of credit default swaps on behalf of third parties in exchange for management fees. We recognized $167 thousand and $91 thousand of asset management fees for the six months ended June 30, 2006 and 2005, respectively. Some of our asset management contracts also provide for the receipt of contingent performance fees at maturity, none of which has been earned or accrued at June 30, 2006 and 2005, respectively.

    Interest Income

We earned interest income of $13.4 million and $6.5 million for the six months ended June 30, 2006 and 2005, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2005 issuance of $125 million of subordinated debt by Primus Financial, retained cash earnings and higher yields on our investment portfolio. The increase in yields is attributable to generally increasing market rates of interest during 2005 and 2006, coupled with an extension in the duration of our investment portfolio.

Weighted average yields on the cash equivalents and available-for-sale investments were 4.23% during the six months ended June 30, 2006 compared with 2.92% for the six months ended June 30, 2005.

The table below summarizes our interest income for the six months ended June 30, 2006 and 2005 and our total cash, cash equivalent and investments at June 30, 2006 and 2005, respectively (in thousands):

	Six months ended June 30,
	2006	2005
Interest income	$13,387	$6,486
Cash and cash equivalents	96,648	200,852
Available-for-sale and short-term investments	550,160	286,657
Total cash, cash equivalents and investments	$646,808	$487,509

    Foreign Currency Revaluation

We buy and sell credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 28% of the notional amount of our Primus Financial credit swaps sold portfolio at June 30, 2006. Until the fourth quarter of 2005, net premiums received from swaps denominated in euros were retained in euros. We now sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the six months ended June 30, 2005, the euro lost value against the U.S. dollar resulting in currency revaluation losses of $1.5 million on our holdings of euro compared to a revaluation loss of $24 thousand, on significantly reduced holdings of euros, for the six months ended June 30, 2006.

    Operating Expenses

Our operating expenses were $17.1 million and $13.7 million for the six months ending June 30, 2006 and 2005, respectively, as summarized below (in thousands):

	Six months ended June 30,
	2006	2005
Compensation and employee benefits	$10,494	$8,602
Professional and legal fees	2,284	1,750
Depreciation and amortization	1,197	1,041
Technology and data	820	715
Other	2,330	1,618
Total operating expenses	$17,125	$13,726
Number of full-time employees, at end of period	44	34

Compensation expense for the six months ended June 30, 2005 included approximately $800 thousand related to the accelerated compensation expenses and accelerated vesting of stock related to the departure of former employees. Excluding this accelerated cost, compensation expense for the six months ended June 30, 2006 increased by approximately $2.7 million over the comparable prior period. This increase was primarily the result of an increase in headcount as we expand our business operations and higher performance based incentives. Our accrued cash incentive compensation expense was $3.9 million in the first half of 2006, compared with an accrued expense of $2.6 million in the corresponding period of 2005. Stock compensation expense was approximately $2.1 million and $1.5 million for the six-month period ended June 30, 2006 and 2005, respectively.

The increase in professional fees is primarily related to audit fees and employee recruiting costs. The increase in depreciation and amortization expense is due to the increase in purchases of fixed assets and capitalization of software costs. The increase in technology and data expense was primarily attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build out. The increase in other expenses was primarily due to travel related costs and rent expense associated with the leases of additional office space in New York and London.

    Interest Expense and Preferred Distributions

For the six months ended June 30, 2006 and 2005, we incurred $5.1 million and $991 thousand of interest expense, respectively. The interest expense was primarily incurred on the $75.0 million 30-year subordinated debt and the $125.0 million of 15.5 year subordinated deferrable interest notes that were issued by Primus Financial in July 2004 and December 2005, respectively. The interest rate for the 30-year subordinated debt averaged 4.76% and 2.57% for the six months ended June 30, 2006 and 2005, respectively.

On December 19, 2005, Primus Financial issued $125.0 million of subordinated deferrable interest notes, which mature in June 2021. The average interest rate paid on these notes was 5.23% during the six months ended June 30, 2006.

Primus Financial also made net distributions of $2.8 million and $1.8 million during the six months ended June 30, 2006 and 2005, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate paid on these securities was 5.37% and 3.46% during the six months ended June 30, 2006 and 2005, respectively.

    Income Taxes

Provision for income taxes was $55 thousand and $45 thousand for the six months ended June 30, 2006 and 2005, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $5.5 million and $4.8 million as of June 30, 2006 and December 31, 2005, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $23.8 million and a tax benefit of approximately $9.4 million for the six months ended June 30, 2006 and 2005, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2006 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property lease	$9,144	$1,198		$2,673		$2,727		$2,546
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$209,144	$1,198		$2,673		$2,727		$202,546

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

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

We receive cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash is used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased, realized losses from the early termination of credit swaps, interest on debt and preferred share distributions. Our cash, cash equivalents and available-for-sale investments were $646.8 million and $629.5 million as of June 30, 2006 and December 31, 2005, respectively.

    Cash Flows

Cash flows from operating activities – Net cash provided by operating activities were $22.8 million and $9.7 million for the six months ended June 30, 2006 and 2005, respectively. This increase is primarily attributable to higher premium income on a larger credit swap portfolio during 2006 compared with 2005, as a result of the continued growth of our credit swap portfolio.

Cash flows from investing activities – Net cash provided by (used in) investing activities were $7.6 million and $(125.9) million for the six months ended June 30, 2006 and 2005, respectively. The change was primarily due to reduced purchases of available-for-sale-investments in 2006 compared with 2005 and securities maturing in 2006.

Cash flows from financing activities – Net cash used in financing activities were $3.2 million and $4.0 million for the six months ended June 30, 2006 and 2005, respectively. This decrease is primarily due to lower repurchase and retirement of our common stock as a result of less stock vesting activity in the period. During the first quarter of 2005, we issued stock to employees in connection with the vesting of stock compensation plans, and concurrently repurchased and retired approximately $2.4 million of stock in order to pay the required withholding taxes. The decrease was offset by an increase in preferred distributions of our subsidiary.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and preferred distributions over at least the next twelve months.

    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123 (R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123 (R). See note 7 of notes to condensed consolidated financial statements for further detail.

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

In November 2005, the FASB issued FASB Staff Position FSP 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption did not have any effect on the condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 will have on its consolidated financial statements.

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

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a consequence of market conditions. Our primary market risk is increasing or decreasing market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of June 30, 2006, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $5.5 million. We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Cumulative Preferred Stock pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Stock reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts as the interest and auction rate for such MMP Receipts were set for a one year period on January 20, 2006. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually; however, at December 31, 2005, the interest rate on the $50 million Series B subordinated deferrable interest notes was set for a one year period expiring in December of 2006.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At June 30, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty were $5.0 million and $32 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as triple A rating in our credit swap portfolio.

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

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 3, 2006, we held our 2006 Annual General Meeting of Stockholders. At the meeting, the following matters were submitted to a vote of our stockholders.

(1) The election of three Class II directors to serve three-year terms expiring at the Annual General Meeting in 2009 and until their successors have been duly elected and qualified.

Nominee directors:	For	Withheld
Frank P. Filipps	39,296,965	68,825
Thomas J. Hartlage	39,296,965	68,825
James K. Hunt	39,296,965	68,825

(2) The re-appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 and to authorize the audit Committee of the Board of Directors to set the auditors’ remuneration.

For	39,359,792
Against	3,998
Abstain	2,000

Item 5.	Other Information

None.

Item 6.	Exhibits

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 9, 2006