Form 10-Q
period 2006-09-30
PRIMUS GUARANTY LTD
filed 2006-11-08
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006, the number of shares outstanding of the issuer's common stock, $0.08 par value, was 43,356,274.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended September 30, 2006

Part I.    Financial Information

Item 1.	Financial Statements

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$58,701	$69,355
Available-for-sale investments	599,932	560,147
Trading investments	1,257	—
Accrued interest receivable	5,900	5,127
Accrued premiums and interest receivable on credit and other swaps	3,813	3,461
Premiums receivable on financial guarantees	100	300
Unrealized gain on credit and other swaps, at fair value	59,930	25,342
Deposit and warehouse loan agreements	4,116	—
Fixed assets and software costs, net	5,753	4,993
Debt issuance costs, net	3,032	3,147
Other assets	1,597	1,210
Total assets	$744,131	$673,082
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$2,236	$3,035
Accrued compensation	5,974	4,833
Interest payable	339	404
Accrued premiums on credit and other swaps	42	—
Taxes payable	19	54
Unrealized loss on credit and other swaps, at fair value	1,350	3,521
Deferred credit swap premiums	29	46
Deferred financial guarantee premiums	100	401
Deferred rent payable	586	416
Long-term debt	200,000	200,000
Total liabilities	210,675	212,710
Preferred securities of subsidiary	98,521	98,521
Stockholders’ equity:
Common stock, $0.08 par value, 62,500,000 shares authorized, 43,341,973 and 43,176,511 shares issued and outstanding at September 30, 2006 and December 31, 2005	3,572	3,572
Additional paid-in-capital	268,365	265,848
Warrants	612	612
Accumulated other comprehensive loss	(3,182)	(4,254)
Retained earnings	165,568	96,073
Total stockholders’ equity	434,935	361,851
Total liabilities, preferred securities of subsidiary and stockholders’ equity	$744,131	$673,082

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues
Net credit swap revenue	$28,905	$27,449	$85,865	$15,672
Net total return swap revenue	313	—	437	—
Net warehouse loan revenue	76	—	76	—
Premiums earned on financial guarantees	100	101	300	300
Asset management and advisory fees	542	49	709	140
Interest income	7,143	4,483	20,530	10,969
Investment portfolio realized gains (losses)	—	(3)	—	20
Foreign currency revaluation gain (loss)	(32)	55	(56)	(1,464)
Total net revenues	37,047	32,134	107,861	25,637
Expenses
Compensation and employee benefits	5,023	3,537	15,517	12,139
Professional and legal fees	1,361	981	3,645	2,731
Depreciation and amortization	649	533	1,846	1,574
Technology and data	726	535	1,546	1,250
Interest expense	2,831	649	7,933	1,640
Other	1,302	805	3,632	2,423
Total expenses	11,892	7,040	34,119	21,757
Distributions on preferred securities of subsidiary	(1,437)	(1,022)	(4,206)	(2,797)
Income before provision for income taxes	23,718	24,072	69,536	1,083
(Provision) benefit for income taxes	14	(63)	(41)	(108)
Net income available to common shares	$23,732	$24,009	$69,495	$975
Income per common share:
Basic	$0.55	$0.56	$1.61	$0.02
Diluted	$0.54	$0.54	$1.56	$0.02
Average common shares outstanding:
Basic	43,314	43,120	43,285	43,147
Diluted	44,341	44,543	44,410	44,673

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands except per share amounts)

	Nine months ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$69,495	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	1,846	1,574
Stock compensation	2,747	2,149
Net unrealized (gain) loss on swap portfolio	(36,759)	18,837
Net amortization of premium and discount on securities	(2,669)	—
Deferred rent	170	(20)
Loss on disposal of assets	25	—
Amortization of debt issuance costs	128	31
Distributions on preferred securities of subsidiary	4,206	2,798
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(773)	(2,754)
Accrued premiums and interest receivable on credit and other swaps	(352)	188
Premiums receivable on financial guarantees	200	400
Deposit and warehouse loan agreement	(4,116)	—
Other assets	(387)	356
Purchase of trading investments	(1,257)	—
Accounts payable and accrued expenses	(799)	881
Accrued compensation	1,141	(1,400)
Interest payable	(65)	(269)
Accrued premiums payable on credit swaps	42	—
Taxes payable	(35)	208
Deferred credit swap premiums	(17)	(17)
Deferred financial guarantee premiums	(301)	(299)
Net cash provided by operating activities	32,470	23,638
Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(2,631)	(519)
Purchases of available-for-sale investments	(103,129)	(258,165)
Maturities of available-for-sale investments	67,000	—
Net cash used in investing activities	(38,760)	(258,684)
Cash flows from financing activities
Repurchase and retirement of common stock	(684)	(2,397)
Proceeds from employee exercise of stock options and issuance of common stock	454	234
Debt issuance costs	(13)	(31)
Net preferred distributions of subsidiary	(4,206)	(2,798)
Net cash used in financing activities	(4,449)	(4,992)
Net effect of exchange rate changes on cash	85	—
Net decrease in cash	(10,654)	(240,038)
Cash and cash equivalents at beginning of period	69,355	320,989
Cash and cash equivalents at end of period	$58,701	$80,951
Supplemental disclosures
Cash paid for interest	$7,870	$1,879
Cash paid for taxes	$76	$4

See accompanying notes.

1.	Organization and Basis of Presentation

Primus Guaranty, Ltd., together with its consolidated subsidiaries (‘‘Primus Guaranty’’ or ‘‘the Company’’), is a Bermuda holding company, and the 100% owner of Primus Bermuda, Ltd. (‘‘Primus Bermuda’’), a Bermuda holding company and PRS Trading Strategies, LLC. Primus Bermuda is the 100% owner of Primus Group Holdings, LLC (‘‘Primus Group Holdings’’), a Delaware limited liability company. Primus Group Holdings has two principal operating subsidiaries, Primus Financial Products, LLC (‘‘Primus Financial’’), and Primus Asset Management, Inc. (‘‘Primus Asset Management’’). Primus Financial is a Delaware financial products limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor’s (‘‘S&P’’) and Aaa from Moody’s Investors Service, Inc. (‘‘Moody’s’’ and, together with S&P, the ‘‘Rating Agencies’’). Primus Financial is primarily a seller of credit swaps against investment grade credit obligations of corporate and sovereign reference entities. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities. Primus Asset Management, a Delaware services company, is an asset manager for Primus Financial and unrelated third parties.

Primus Financial and Primus Asset Management function as separate entities from Primus Group Holdings. Additionally, the obligations of Primus Guaranty are not the obligations of Primus Bermuda, Primus Group Holdings, or any other of its affiliates, and vice versa. Primus Asset Management is the 100% owner of Primus Re, Ltd. (‘‘Primus Re’’), a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Insurance Act of 1978 of Bermuda.

In July 2005, PRS Trading Strategies, LLC (PRS Trading), a Delaware limited liability company, was formed. PRS Trading engages in relative value trading and other strategies involving buying and selling of credit swaps and other financial instruments in pursuit of financial returns. These trading strategies generally have a short-term investment horizon and are subject to tight risk controls and liquidity management. PRS Trading commenced operations in January 2006. PRS Trading does not engage in trading activity with Primus Financial. PRS Trading has no rating from the rating agencies and, accordingly generally provides its swap counterparties with collateral to support its contractual obligations. More recently, PRS Trading has entered into total return swaps and a loan warehouse financing arrangement.

In November 2005, Primus Guaranty (UK), Ltd. (PGUK) was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe. Primus Bermuda is the 100% owner of PGUK.

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The condensed consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The condensed consolidated financial statements are presented in U.S. dollar equivalents. At September 30, 2006 and December 31, 2005, the Company’s credit swap activities were conducted in U.S. dollars and euros.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123(R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123(R). See note 9 of notes to condensed consolidated financial statements for further detail.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (‘‘SAB No. 107’’) to provide supplemental implementation guidance on SFAS No. 123(R). The Company applied the relevant provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 157 will have on its consolidated financial statements.

3.	Available-for-Sale Investments

Available-for-sale investments included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies and commercial paper rated A-1 and P-1 by the respective rating agencies. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$572,411	$—	$(3,279)	$569,132
Commercial paper	30,788	12	—	30,800
Total	603,199	12	(3,279)	599,932

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$544,824	$—	$(4,259)	$540,565
Commercial paper	19,577	5	—	19,582
Total	$564,401	$5	$(4,259)	$560,147

The unrealized losses on the Company’s investments in U.S. government agency obligations were the result of an increase in interest rates during the first nine months of 2006 and during 2005. These securities have primarily been in a loss position for more than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006 and December 31, 2005. These securities have maturities of less than 3 years.

4.	Trading Investments

During the end of the third quarter of 2006, PRS Trading purchased corporate bonds for trading purposes. Trading investments are carried at fair value, with unrealized gains or losses recorded in the condensed consolidated statements of operations. At September 30, 2006, the fair value of these trading investments was approximately $1.3 million.

5.	Net Credit Swap Revenue and Credit Swap Portfolio

Overview

Net credit swap revenue as presented in the condensed consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on the termination of credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.

Credit swaps are derivative transactions that obligate one party to the transaction (the ‘‘Seller’’) to pay an amount to the other party to the transaction (the ‘‘Buyer’’) should an unrelated third party or portfolio of third parties (the ‘‘Reference Entity’’) specified in the contract be subject to one of a specified group of events (‘‘Credit Events’’). The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a Credit Event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue. When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue.

All credit swap transactions entered into between the Buyer and the Seller, or will shortly be, are subject to an International Swaps and Derivatives Association, Inc. Master Agreement or (‘‘ISDA Master Agreement’’) executed by both parties. The Master Agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a Default (as defined by the Master Agreement) occurs in respect of either party.

The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience Credit Events that will require the Company to make payments to the Buyers of the transactions. Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. During the three and nine months ended September 30, 2006 and 2005, none of these events have occurred.

The Company terminates a credit swap in one of two ways. The Company may negotiate an agreed termination with the original counterparty (an unwind). The Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). As an alternative to terminating a transaction, in order to reduce its exposure, the Company may enter into an equal and opposite transaction with a third party under which the Company purchases credit swaps on terms that match the terms of the original transaction (an offset). In this last case, both sides of the position may subsequently be unwound or assigned.

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

Primus Financial is primarily a Seller of credit swaps, although it may also buy credit swaps to off-set the risks it has incurred as a Seller. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. As a general rule, when Primus Financial sells credit swaps, it intends to maintain the transaction until maturity. However, there are two sets of circumstances in which the Company could elect to terminate transactions prior to maturity, and the Company monitors its portfolio on a continuing basis to assess whether those circumstances are present.

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

Primus Financial distinguishes among credit swaps sold-single name and credit swaps sold-tranche. Credit swaps sold-single name refers to credit swaps referencing a single entity. Credit swaps sold-tranche refers to credit swaps referencing portfolios containing obligations of multiple reference entities, which Primus Financial began selling during the second quarter of 2005.

PRS Trading

PRS Trading engages in relative value trading and other strategies involving buying and selling of credit swaps and other financial instruments in pursuit of financial returns. These trading strategies generally have a short-term investment horizon and are subject to tight risk controls and liquidity management. PRS Trading commenced operations in January 2006. PRS Trading does not engage in trading activity with Primus Financial. PRS Trading has no rating from the rating agencies and, accordingly generally provides its swap counterparties with collateral to support its contractual obligations. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. PRS Trading also transacts in credit default swap indices (CDS index), which are over-the-counter transactions based on the risk of credit defaults against a pool of sub-investment grade corporate reference entities.

Consolidated Net Credit Swap Revenue and Credit Swap Portfolio Information

The tables below present the components of consolidated net credit swap revenue for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net premium income	$18,034	$13,962	$51,081	$37,561
Realized gains	101	216	1,043	1,461
Realized losses	(1,927)	(1,464)	(3,141)	(4,513)
Change in unrealized gains (losses)	12,697	14,735	36,882	(18,837)
Total net credit swap revenue	$28,905	$27,449	$85,865	$15,672

The Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions (excluding the CDS index) entered into with third parties at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005
Gross Notional Amounts:
Credit swaps sold-single name	$15,377,221	$13,374,031
Credit swaps sold-tranche	350,000	50,000
Credit swaps purchased-single name	(192,156)	—
Fair value:
Asset	59,930	25,342
Liability	1,110	3,521
Average fair value:
Asset	51,575	28,140
Liability	2,064	3,545

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

At September 30, 2006 and December 31, 2005, Primus Financial had three derivative transactions with its affiliate, Primus Re, totaling $87 million in notional principal which are eliminated in consolidation.

The tables that follow summarize, by credit rating of Reference Entities and of Counterparties, the consolidated notional amounts and fair values of credit swap transactions outstanding (excluding transactions with affiliates and a negative $240 thousand net fair value associated with the CDS index and total return swaps, as discussed in note 6) for the Company as of September 30, 2006 and December 31, 2005 (in thousands):

(in thousands)

	September 30, 2006		December 31, 2005
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
Aaa	$784,352	$1,492	$561,472	$1,118
Aa	2,601,928	9,520	2,268,090	8,006
A	5,851,422	24,711	5,270,706	15,008
Baa	5,612,040	28,316	5,041,442	4,328
Ba	467,807	(895)	199,321	(5,785)
B	59,672	(2,634)	33,000	(1,539)
Total	$15,377,221	$60,510	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
Aa	$150,000	$938	$50,000	$685
A	200,000	(2,076)	—	—
Total	$350,000	$(1,138)	$50,000	$685
Credit Swaps Purchased
A	$(65,344)	$(131)	$—	$—
Baa	(111,812)	(361)	—	—
Ba	(15,000)	(60)	—	—
Total	$(192,156)	$(552)	$—	$—
Counterparty Buyer
Credit Swaps Sold – Single Name:
Aaa	$5,000	$16	$5,000	$37
Aa	12,841,615	50,246	11,228,563	13,341
A	2,530,606	10,248	2,140,468	7,758
Total	$15,377,221	$60,510	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
Aa	$350,000	$(1,138)	$50,000	$685
Total	$350,000	$(1,138)	$50,000	$685
Counterparty Seller
Credit Swaps Purchased:
Aa	$(192,156)	$(552)	$—	$—
Total	$(192,156)	$(552)	$—	$—

(in thousands)

	September 30, 2006		December 31, 2005
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
AAA	$898,040	$1,773	$636,472	$1,222
AA	2,230,264	8,243	1,862,713	6,026
A	6,597,765	27,708	6,143,717	17,753
BBB	5,234,559	26,243	4,513,356	4,803
BB	354,921	(760)	197,773	(7,062)
B	61,672	(2,697)	20,000	(1,606)
Total	$15,377,221	$60,510	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
AAA	$150,000	$(1,400)	$—	$—
AA	200,000	262	50,000	685
Total	$350,000	$(1,138)	$50,000	$685
Credit Swaps Purchased:
A	$(40,000)	$(80)	$—	$—
BBB	(152,156)	(472)	—	—
BB	—	—	—	—
Total	$(192,156)	$(552)	$—	$—
Counterparty Buyer
Credit Swaps Sold – Single Name:
AAA	$36,680	$70	$34,623	$(57)
AA	11,590,518	47,254	9,262,316	10,525
A	3,750,023	13,186	4,077,092	10,668
Total	$15,377,221	$60,510	$13,374,031	$21,136
Credit Swaps Sold – Tranche:
AA	$350,000	$(1,138)	$50,000	$685
Total	$350,000	$(1,138)	$50,000	$685
Counterparty Seller
Credit Swaps Purchased:
AA	$(121,812)	$(517)	$—	$—
A	(70,344)	(35)	—	—
Total	$(192,156)	$(552)	$—	$—

Primus Financial’s and PRS Trading’s counterparties are generally financial institutions with whom it has entered into Master Agreements. For the nine months ended September 30, 2006 and 2005, respectively, two counterparties and three counterparties, respectively, each generated greater than ten percent of the Company’s total premium revenue. At September 30, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty was $5.0 million and $17 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as AAA/Aaa rating in our credit swap portfolio.

The table below shows the geographical distribution of the Company’s credit swap portfolio (excluding transactions with affiliates) by domicile of the Reference Entity and domicile of the counterparty (in thousands):

	September 30, 2006		December 31, 2005
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$9,247,368	$38,217	$8,243,123	$12,268
Europe	5,380,853	20,088	4,561,908	7,412
Pacific	565,000	1,362	445,000	992
Others	184,000	843	124,000	464
Total	$15,377,221	$60,510	$13,374,031	$21,136
By Counterparty:
North America	$7,971,447	$28,370	$6,878,892	$8,754
Europe	7,310,774	31,924	6,388,139	12,359
Pacific	75,000	127	65,000	(37)
Others	20,000	89	42,000	60
Total	$15,377,221	$60,510	$13,374,031	$21,136
Credit Swaps Sold – Tranche
By Counterparty:
North America	$50,000	$805	$50,000	$685
Europe	300,000	(1,943)	—	—
Total	$350,000	$(1,138)	$50,000	$685
Credit Swaps Purchased
By Reference Entity:
North America	$(138,000)	$(418)	$—	$—
Europe	(39,156)	(79)	—	—
Others	(15,000)	(55)	—	—
Total	$(192,156)	$(552)	$—	$—
By Counterparty:
North America	$(153,820)	$(459)	$—	$—
Europe	(38,336)	(93)	—	—
Total	$(192,156)	$(552)	$—	$—

The table below shows the distribution of the Company’s credit swap portfolio (excluding related party transactions) by year of maturity as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
Year of Maturity
2006	$268,421	$64	$939,657	$588
2007	2,435,048	8,645	2,469,188	12,637
2008	1,140,798	7,116	1,129,811	7,948
2009	2,696,410	15,169	2,684,704	5,980
2010	6,171,800	24,014	6,122,897	(5,963)
2011	2,664,744	5,502	27,774	(54)
Total	$15,377,221	$60,510	$13,374,031	$21,136
Credit Swaps Sold – Tranche
Year of Maturity
2010	$50,000	$805	$50,000	$685
2011	50,000	162	—	—
2013	250,000	(2,105)	—	—
Total	$350,000	$(1,138)	$50,000	$685
Credit Swaps Purchased
Year of Maturity
2011	$(184,680)	$(504)	$—	$—
2016	(7,476)	(48)	—	—
Total	$(192,156)	$(552)	$—	$—

6.	Net Total Return Swap Revenue

During the second quarter of 2006, the Company’s subsidiary, PRS Trading entered into a master agreement for total return swap transactions with a counterparty, which expires in May 2008. Under the terms of the agreement, PRS Trading receives interest and other payments based on certain mutually agreed reference loans, and pays a financing interest expense based on the principal amount of such loans. PRS Trading takes the risk that the referenced loans deteriorate in value and conversely receives the benefit from any appreciation in the value of loans referenced in each total return swap. The net fair value of each swap is determined by the net fair value of the referenced loan. PRS Trading determines the fair value of the swaps based on the estimated cost to close-out the swap positions. PRS Trading places with the counterparty, initial margin cash collateral and ongoing mark-to-market cash collateral, which is determined by the fair value of the total return swaps. The total return swap with the counterparty is documented under an ISDA master agreement between PRS Trading and the counterparty. The net fair value of all total return swaps is netted with the fair values of any credit swaps outstanding between PRS Trading and the counterparty for presentation in the condensed consolidated statements of financial condition.

The total notional amount of loans outstanding under the total return swaps was $22.5 million at September 30, 2006. The net fair value of the total return swaps was negative $123 thousand at September 30, 2006.

Net total return swap revenue, as presented in the condensed consolidated statements of operations, comprises changes in the fair value of the total return swaps, realized gains or losses on the termination of the total return swaps, and the net interest earned on the total return swaps. The Company recorded net total return swap revenue of $313 thousand and $437 thousand for the three and nine month periods ended September 30, 2006, respectively.

7.	Deposit and Warehouse Loan Agreements

On July 13, 2006, the Company's subsidiaries, Primus Asset Management and PRS Trading entered into a credit agreement (together with certain other related agreements hereafter referred to as the ‘‘warehouse loan agreements’’) with a major financial institution and a special purpose entity (‘‘CLO’’), for the purpose of building a portfolio of loan assets, with the expectation of subsequently issuing securities in the form of a collateralized loan obligation. Primus Asset Management will act as interim collateral manager for the CLO. Under the warehouse loan agreements, the CLO is able to finance the purchase and accumulation of loans to an amount up to $400 million. In the interim period, while the CLO accumulates the loans and before the securities are issued (the ‘‘warehouse period’’), the major financial institution is funding the purchase of the loans. PRS Trading and the major financial institution have agreed to share equally in any gains or losses arising from the sale of loans during the warehouse period, although PRS Trading’s potential loss is limited to an amount of $4 million. PRS Trading has deposited $4 million in cash collateral with a trustee pursuant to this arrangement. PRS Trading and the major financial institution have agreed to share equally in the net interest earned on the loans, after deduction of funding costs.

The total accumulated notional amount of loans outstanding under the warehouse loan agreements was approximately $253 million at September 30, 2006. The Company has determined, pursuant to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, that it is not the primary beneficiary of the warehouse loan agreements and, accordingly, the warehouse loans are not consolidated in the Company's financial statements.

These agreements are being treated as derivatives for accounting purposes and are carried at fair value. Net warehouse loan revenue, as presented in the condensed consolidated statements of operations, comprises PRS Trading’s share under the derivative transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans. The Company recorded net warehouse loan revenue of $76 thousand for each of the three and nine month periods ended September 30, 2006, respectively.

8.	Earnings per Share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
Net earnings available to common stockholders	$23,732		$24,009		$69,495		$975
Weighted-average basic shares outstanding	43,314		43,120		43,285		43,147
Effect of dilutive instruments
Employee stock options	49		88		59		142
Restricted share units	210		508		275		508
Warrants	768		827		791		876
Dilutive potential shares	1,027		1,423		1,125		1,526
Weighted-average diluted shares	44,341	(a)	44,543	(a)	44,410	(a)	44,673	(a)
Basic EPS	$0.55		$0.56		$1.61		$0.02
Diluted EPS	$0.54		$0.54		$1.56		$0.02

(a)	For the three months ended September 30, 2006 and 2005, securities of approximately 510 thousand shares and 259 thousand shares, respectively, were excluded from the computation of diluted EPS because the effect was anti-dilutive for the periods presented. For the nine months ended September 30, 2006 and 2005, securities of approximately 611 thousand shares and zero shares, respectively, were excluded from the computation of diluted EPS because the effect was anti-dilutive for the periods presented.

9.	Stock Based Compensation

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

Compensation expense is recognized based on the fair value of stock options, performance shares, restricted shares and restricted share units (‘‘RSU’’) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the stock options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for stock awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model, as noted in the table that follows.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and assumptions used for options granted during the nine months ended September 30, 2006 were:

Nine months ended September 30, 2006
Risk free interest rate	5.16%
Volatility	33.80%
Expected dividend yield	0.00%
Expected option life	7 years
Weighted average fair value of options	$4.02

The following table is a summary of stock option activity as of and for the nine months ended September 30, 2006:

	September 30, 2006
	Number of shares	Weighted average exercise price
Outstanding at December 31, 2005	710,860	$10.43
Granted	422,122	$12.46
Exercised	(33,516)	$9.17
Forfeited	(182,636)	$12.18
Outstanding at September 30, 2006	916,830	$11.06
Exercisable at September 30, 2006	264,842	$9.30

The following table summarizes the status of the Company’s stock options as of September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 – $6.94	148,125	6.2	$6.94	109,843	$6.94
$6.95 – $9.76	209,999	7.2	$9.76	98,749	$9.76
$9.77 – $13.50	558,706	6.0	$12.64	56,250	$13.10
Total	916,830		$11.06	264,842	$9.30

The Company recorded stock compensation expense of approximately $2.7 million and $2.1 million during the nine months ended September 30, 2006 and 2005, respectively. Stock compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock awards was approximately $6.8 million. This expense is expected to be recognized over a weighted average period of 2.5 years.

10.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$23,732	$24,009	$69,495	$975
Foreign currency translation adjustments	46	—	85	—
Change in net unrealized gains (losses) on available-for-sale investments	3,155	(2,675)	987	(2,670)
Total comprehensive income (loss)	$26,933	$21,334	$70,567	$(1,695)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes which appear in the Company’s Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s Annual Report on Form 10-K, particularly under Item 1A ‘‘Risk Factors’’ and the heading ‘‘Cautionary Note Regarding Forward-Looking Statements.’’ Unless otherwise indicated or the context requires otherwise, references to ‘‘we,’’ ‘‘us,’’ ‘‘our’’, ‘‘company,’’ or ‘‘Primus’’ refer to the consolidated operations of Primus Guaranty, Ltd., or Primus Guaranty and references to a company name refer solely to such company.

Business Overview

We, through Primus Financial, one of our principal subsidiaries, are primarily engaged in selling credit swaps against investment grade credit obligations of corporate and sovereign reference entities. Credit swaps are derivative transactions that obligate one party to the transaction (the ‘‘Seller’’) to pay an amount to the other party to the transaction (the ‘‘Buyer’’) should an unrelated third party or portfolio of third parties (the ‘‘Reference Entity’’) specified in the contract incur one of a specified group of events (‘‘Credit Events’’). The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a Credit Event). We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, broadly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities, which we call ‘‘tranches’’. Primus Financial has the highest counterparty credit ratings offered by S&P (AAA) and Moody’s (Aaa).

Primus Asset Management, our other principal operating subsidiary, has an experienced team of professionals who have expertise in credit analysis, investing, risk management and market analysis. Primus Asset Management provides credit risk investment advisory and asset management services to Primus Financial and unrelated third parties. For such services, Primus Asset Management receives management fees.

Primus Re operates as a financial guaranty insurance company, and generates revenue by charging a higher insurance premium for protection sold than the premium it pays for the offsetting protection it purchases.

PRS Trading engages in relative value trading and other strategies involving buying and selling of credit swaps and other financial instruments in pursuit of financial returns. These trading strategies generally have a short-term investment horizon and are subject to tight risk controls and liquidity management. PRS Trading commenced operations in January 2006. PRS Trading does not engage in trading activity with Primus Financial. PRS Trading has no rating from the rating agencies and, accordingly generally provides its swap counterparties with collateral to support its contractual obligations. More recently, PRS Trading has entered into total return swaps and a loan warehouse financing arrangement.

Net Credit Swap Revenue

Net credit swap revenue in our condensed consolidated statements of operations, comprises the premiums earned and expensed on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Net credit swap revenue is earned by both Primus Financial and PRS Trading. Although both companies earn net credit swap revenue, the strategies of the two companies are different. Primus Financial generally sells credit swaps in order to earn premium income over the term of the contract, whereas PRS Trading engages in the active buying and selling of credit swaps and generally will only hold positions for a limited portion of the swap’s full tenor.

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

In general, the fair values of individual credit swaps are aggregated by counterparty for presentation in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value, in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value, in our condensed consolidated statements of financial condition. Aggregation by counterparty is applied where an executed ISDA master agreement is in place with the counterparty. In instances where we do not yet have an executed ISDA master agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss. As of September 30, 2006, we had no outstanding credit swaps with any counterparties with whom we had not yet executed ISDA master agreements.

As a general rule, when Primus Financial sells credit swaps, it is our intention to maintain the transaction until maturity. However, there are two sets of circumstances in which we could elect to terminate transactions prior to maturity, and we monitor our portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever we receive new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, we consider the possibility of terminating the transaction, usually at a loss, to avoid a larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs our decision regarding termination in these circumstances is whether we believe that the underlying risk has become substantially greater than the level of risk we would choose to assume in entering into a new sale of credit swaps. Since inception, we have terminated due to credit considerations approximately 1.2% of the notional amount of credit swaps sold.

Second, we may elect to terminate a transaction for reasons other than credit considerations. Terminations of this type may generate gains or losses. In making a decision to terminate a transaction for reasons other than credit considerations, we consider a number of different factors, including the absolute amount of the unrealized gain or loss we could realize, the likelihood of additional gains or losses arising from the position, our view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a foreseeable horizon, the total size of our portfolio in relation to our capital and the total size of our swap positions and exposures with a particular counterparty. We refer to terminations effected under these circumstances as ‘‘resizing’’ or ‘‘rebalancing’’. Since inception, we have terminated approximately 10% of credit swaps under which we sold credit swaps based on resizing or rebalancing considerations.

We may terminate a credit swap in one of two ways. We may negotiate an agreed termination through the original counterparty (an unwind). We may negotiate an assignment and novation of our rights and obligations under the credit swap to a third party (an assignment). As an alternative to terminating a transaction, we may enter into an equal and opposite transaction with a third party under which we purchase credit swaps on terms that match the terms of the original transaction (an offset). In this last case, both sides of the position may subsequently be unwound or assigned.

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

In the past, Primus Financial purchased a limited amount of credit swaps as short-term investments, and incurred the cost of paying premiums until the purchased swaps were terminated. Primus Financial undertook these transactions with the expectation that the market credit swap premium level for the Reference Entity would rise subsequent to our purchase of swaps and that we would be able to terminate the swap at a realized net gain. We did not achieve the results we expected from this strategy and wound down the portfolio to zero during the last quarter of 2005.

PRS Trading both sold and purchased credit swaps during the nine months ended September 30, 2006 pursuant to its predominantly relative value strategy.

Net Total Return Swap Revenue

During the second quarter of 2006, the Company’s subsidiary, PRS Trading entered into a master agreement for total return swap transactions with a counterparty, which expires in May 2008. Under the terms of the agreement, PRS Trading receives interest and other payments based on certain mutually agreed reference loans, and pays a financing interest expense based on the principal amount of such loans. PRS Trading takes the risk that the referenced loans deteriorate in value and conversely receives the benefit from any appreciation in the value of loans referenced in each total return swap. The net fair value of each swap is determined by the net fair value of the referenced loan. PRS Trading determines the fair value of the swaps based on the estimated cost to close-out the swap positions. PRS Trading places with the counterparty, initial margin cash collateral and ongoing mark-to-market cash collateral, which is determined by the fair value of the total return swaps. The total return swap with the counterparty is documented under an ISDA master agreement between PRS Trading and the counterparty. The net fair value of all total return swaps is netted with the fair values of any credit swaps outstanding between PRS Trading and the counterparty for presentation in the condensed consolidated statements of financial condition.

Deposit and Warehouse Loan Agreements

On July 13, 2006, the Company's subsidiaries, Primus Asset Management and PRS Trading entered into a credit agreement (together with certain other related agreements hereafter referred to as the ‘‘warehouse loan agreements’’) with a major financial institution and a special purpose entity (‘‘CLO’’), for the purpose of building a portfolio of loan assets, with the expectation of subsequently issuing securities in the form of a collateralized loan obligation. Primus Asset Management will act as interim collateral manager for the CLO. Under the warehouse loan agreements, the CLO is able to finance the purchase and accumulation of loans to an amount up to $400 million. In the interim period, while the CLO accumulates the loans and before the securities are issued (the ‘‘warehouse period’’), the major financial institution is funding the purchase of the loans. PRS Trading and the major financial institution have agreed to share equally in any gains or losses arising from the sale of loans during the warehouse period, although PRS Trading’s potential loss is limited to an amount of $4 million. PRS Trading has deposited $4 million in cash collateral with a trustee pursuant to this arrangement. PRS Trading and the major financial institution have agreed to share equally in the net interest earned on the loans, after deduction of funding costs.

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

Results of Operations

Three months ended September 30, 2006 compared with three months ended September 30, 2005

Overview

Our net income for the three months ended September 30, 2006 was $23.7 million compared with $24.0 million for the three months ended September 30, 2005. Net credit swap revenues were $28.9 million in the third quarter of 2006, compared with $27.4 million in the third quarter of 2005. The improvement in net credit swap revenues were primarily the result of an increase in net credit swap premiums partly offset by lower unrealized gains on our portfolio of credit swaps sold in the third quarter of 2006, compared with the third quarter of 2005.

Interest income on our portfolio of investments was $7.1 million in the third quarter of 2006, compared with $4.5 million in the third quarter of 2005. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125.0 million debt issuance by Primus Financial in December 2005.

Interest expense and distributions on preferred stock issued by Primus Financial were $4.3 million in the third quarter of 2006, compared with $1.7 million in the third quarter of 2005. The increase is due to higher market interest rates in 2006, together with the interest expense associated with the $125.0 million debt issuance in December 2005.

Our operating expenses were $9.1 million in the third quarter of 2006, compared with $6.4 million in the third quarter of 2005, primarily due to higher compensation and employee benefits as a result of increased headcount and higher professional fees, including employee recruiting costs. Included in the third quarter of 2006, was a credit of approximately $500 thousand related to a reduction in stock compensation expense as a result of employee departures.

Consolidated Net Credit Swap Revenue

Consolidated net credit swap revenue was $28.9 million and $27.4 million for the three months ended September 30, 2006 and 2005, respectively. Net credit swap revenue for Primus Financial excludes $72 thousand of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

The table below shows the Company’s consolidated net credit swap revenues, which are generated by Primus Financial and PRS Trading for the three months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	2005
Primus Financial	$29,366	$27,449
PRS Trading	(461)	—
Total consolidated net credit swap revenue	$28,905	$27,449

Net credit swap revenues are discussed separately below for Primus Financial and PRS Trading.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue was $29.4 million and $27.4 million for the three months ended September 30, 2006 and 2005, respectively.

Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue for the three months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	2005
Net premiums earned	$18,129	$13,962
Net realized losses on credit swaps	(1,539)	(1,248)
Net unrealized gains on credit swaps	12,776	14,735
Total net credit swap revenue	$29,366	$27,449

Net Premiums Earned – Primus Financial

Net premiums earned were $18.1 million and $14.0 million for the three months ended September 30, 2006 and 2005, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium income on tranches sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The table below shows the components of net premiums earned for the three months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	2005
Premium income on credit swaps sold	$17,175	$14,177
Premium income on tranches sold	954	114
Premium expense on credit swaps purchased as short-term investments	—	(308)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	—	(21)
Total net premiums earned	$18,129	$13,962

Premium income on credit swaps sold was $17.2 million and $14.2 million during the three months ended September 30, 2006 and 2005, respectively. The increase was primarily as a result of the expansion in our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $15.2 billion and $13.0 billion for the three months ended September 30, 2006 and 2005, respectively.

We began to sell credit swaps in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranches sold was $954 thousand and $114 thousand for the three months ended September 30, 2006 and 2005, respectively. The average notional amount outstanding was $350.0 million and $50.0 million for the three months ended September 30, 2006 and 2005, respectively.

The portfolio of credit swaps purchased for short-term investment purposes was wound down to zero during 2005 and there was no premium expense for swaps of this type in 2006.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the three months ended September 30, 2006 and 2005 are summarized below (in thousands):

	Three months ended September 30,
	2006	2005
Realized gains on terminated credit swaps sold	$12	$201
Realized losses on terminated credit swaps sold	(1,551)	(1,264)
Realized gains on terminated credit swaps purchased as short-term investments	—	15
Realized losses on terminated credit swaps purchased as short-term investments	—	(26)
Realized losses on terminated credit swaps purchased to offset credit risk on certain swaps sold	—	(174)
Total net realized losses on credit swaps	$(1,539)	$(1,248)

We terminated $134.4 million and $106.2 million notional amount of credit swaps sold during the three months ended September 30, 2006 and 2005, respectively. We received $12 thousand and $201 thousand from the early termination of swaps at a realized gain during the three months ended September 30, 2006 and 2005, respectively, due to portfolio rebalancing. We incurred realized losses of $1.6 million and $1.3 million during the three months ended September 30, 2006 and 2005, respectively, due to the early termination of swaps in order to mitigate credit risk.

During the third quarter of 2005, we terminated our position where we had purchased credit swaps to offset credit risk on certain swaps sold and we realized a loss of $174 thousand.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the three months ended September 30, 2006 and 2005 are summarized below (in thousands):

	Three months ended September 30,
	2006	2005
Net unrealized gains on credit swaps sold	$12,776	$15,047
Net unrealized losses on credit swaps purchased as short-term investments	—	(455)
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	—	143
Total net unrealized gains on credit swaps	$12,776	$14,735

Net unrealized gains on Primus Financial’s credit swaps were $12.8 million and $14.7 million for the three months ended September 30, 2006 and 2005, respectively. The change in unrealized gains on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The smaller unrealized gain on credit swaps for the three months ended September 30, 2006 is primarily due to smaller decreases in market credit swap premium levels compared to the comparable prior period.

PRS Trading Activity

During the three months ended September 30, 2006, PRS Trading recorded net trading losses of $72 thousand; which comprised of net credit swap losses of $461 thousand, net total return swap revenue of $313 thousand and net warehouse loan revenue of $76 thousand. See below for a more detailed discussion.

Net Credit Swap Revenue – PRS Trading

PRS Trading commenced operations in January 2006 and therefore prior year comparison information is not available. In the third quarter of 2006, PRS Trading sold new credit swaps in notional principal of $113.4 million and purchased new credit swaps in notional principal of $84.2 million. Net credit swap revenue (loss) for PRS Trading was ($461) thousand for the three months ended September 30, 2006. Net credit swap revenue includes:

•	Net premium income (expense);

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the three months ended September 30, 2006 (in thousands):

Three months ended September 30, 2006
Net premium expense	$(94)
Net realized losses on credit swaps	(288)
Net unrealized losses on credit swaps	(79)
Total net credit swap revenue (loss)	$(461)

Net Premium Income (Expense) – PRS Trading

Net premium expense was $(94) thousand for the three months ended September 30, 2006. Net premiums include premiums on credit swaps sold and purchased. The table below shows the components of net premiums by PRS Trading for the three months ended September 30, 2006 (in thousands):

Three months ended September 30, 2006
Premium income on credit swaps sold	$214
Premium expense on credit swaps purchased	(308)
Total net premium expense	$(94)

Net Realized Gains (Losses) on Credit Swaps – PRS Trading

Net realized gains (losses) for the three months ended September 30, 2006 are summarized below (in thousands):

Three months ended September 30, 2006
Net realized losses on terminated credit swaps sold	$(229)
Net realized losses on terminated credit swaps purchased	(59)
Total net realized losses on credit swaps	$(288)

We terminated $54.2 million notional amount of credit swaps sold during the three months ended September 30, 2006, resulting in net realized losses of $229 thousand. We terminated $34.5 million notional amount of credit swaps purchased during the three months ended September 30, 2006, resulting in net realized losses of $59 thousand.

Net Unrealized Gains (Losses) on Credit Swaps – PRS Trading

The unrealized gains and losses on credit swaps sold and purchased for the three months ended September 30, 2006 are summarized below:

Three months ended September 30, 2006
Net unrealized gains on credit swaps sold	$419
Net unrealized losses on credit swaps purchased	(498)
Net unrealized losses on credit swaps	$(79)

Net unrealized losses on PRS Trading credit swaps were $79 thousand for the three months ended September 30, 2006. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during the period. The fair value of the portfolio reflects the mid-market value with an adjustment for the estimated cost to close the position.

Net Total Return Swap Revenue – PRS Trading

As previously discussed, we entered into a master agreement for total return swap transactions with a counterparty in the second quarter of 2006. The total return swap is based on the returns on certain mutually agreed reference loans.

Net total return swap revenue, as presented in the condensed consolidated statements of operations, comprises changes in the fair value of total return swaps, realized gains or losses on the termination of total return swaps and the net interest earned on the total return swaps.

During the three months ended September 30, 2006, net total return swap revenue was $313 thousand. PRS Trading earned net interest of $253 thousand, realized a gain of $267 thousand on the termination of total return swaps and recorded a net unrealized loss of $207 thousand under the total return swaps.

Net Warehouse Loan Revenue – PRS Trading

As previously discussed, on July 13, 2006, we entered into warehouse loan agreements with a major financial institution.

Net warehouse loan revenue, as presented in the condensed consolidated statements of operations, comprises of PRS Trading’s share under the derivative transaction of net realized losses on the termination of individual loan positions and the net interest earned on the warehouse loans. During the three months ended September 30, 2006, net warehouse loan revenue was $76 thousand.

Asset Management and Advisory Fees

We recognized $542 thousand and $49 thousand of asset management and advisory fees for the three months ended September 30, 2006 and 2005, respectively. During the third quarter of 2006, on behalf of an outside third party, we received an advisory fee of $400 thousand for the arrangement of a credit swap tranche transaction. Some of our asset management contracts also provide for the receipt of contingent performance fees at maturity, none of which has been earned or accrued at September 30, 2006 or 2005, respectively.

Interest Income

We earned interest income of $7.1 million and $4.5 million for the three months ended September 30, 2006 and 2005, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2005 issuance of $125.0 million of subordinated debt by Primus Financial and retained cash earnings, together with higher yields on our investment portfolio. The increase in yields is attributable to generally increasing market rates of interest during 2005 and 2006.

Weighted average yields on the cash equivalents and available-for-sale investments were 4.40% in the three months ended September 30, 2006 compared with 3.64% for the three months ended September 30, 2005.

The table below summarizes our interest income for the three months ended September 30, 2006 and 2005 and our total cash, cash equivalents and available-for-sale and trading investments at September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,
	2006	2005
Interest income	$7,143	$4,483
Cash and cash equivalents	$58,701	$80,951
Available-for-sale and trading investments	601,189	416,597
Total cash, cash equivalents and available-for-sale and trading investments	$659,890	$497,548

Foreign Currency Revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 28% of the notional amount of our Primus Financial credit swaps sold portfolio at September 30, 2006. Until the fourth quarter of 2005, net premiums received from swaps denominated in euros were retained in euros. We now sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. We recorded a currency revaluation loss of $32 thousand and a currency revaluation gain of $55 thousand on our holdings of euros, during the three months ended September 30, 2006 and 2005, respectively.

Operating Expenses

Our operating expenses were $9.1 million and $6.4 million for the three months ending September 30, 2006 and 2005, respectively, as summarized below (in thousands):

	Three months ended September 30,
	2006	2005
Compensation and employee benefits	$5,023	$3,537
Professional and legal fees	1,361	981
Depreciation and amortization	649	533
Technology and data	726	535
Other	1,302	805
Total operating expenses	$9,061	$6,391
Number of full-time employees, at end of period	46	33

Compensation expense for the three months ended September 30, 2006 increased approximately $1.5 million over the comparable prior period. This increase was primarily the result of an increase in headcount as we expand our business operations and higher performance based incentives. Included in the third quarter of 2006, was a credit of approximately $500 thousand related to a reduction in stock compensation expense as a result of employee departures. Our accrued cash incentive compensation expense was $2.1 million in the third quarter of 2006, compared with an accrued expense of $1.3 million for the third quarter of 2005. Stock compensation expense was approximately $0.6 million for both the three months ended September 30, 2006 and 2005, respectively.

Professional and legal fees expense includes audit and tax advisor expenses, legal costs, employee recruiting costs and director and officer insurance expense. The increase in professional fees is primarily related to higher employee recruiting costs associated with the increase in headcount in the third quarter of 2006. Depreciation and amortization principally relate to the depreciation of our computer equipment and furniture and fixtures, and the amortization of our internally developed software. The increase in depreciation and amortization expense is due to the increase in purchases of fixed assets and higher capitalized software costs. The increase in technology and data expense was primarily attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build out. Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily due to higher travel related costs and occupancy expenses associated with the additional office space in New York and in London.

Interest Expense and Preferred Distributions

For the three months ended September 30, 2006 and 2005, we incurred $2.8 million and $649 thousand of interest expense, respectively. The interest expense was incurred on the $75.0 million 30-year subordinated debt and the $125.0 million of 15.5 year subordinated deferrable interest notes that were issued by Primus Financial in July 2004 and December 2005, respectively. The interest rate for the 30-year subordinated debt averaged 5.47% and 2.57% for the three months ended September 30, 2006 and 2005, respectively.

On December 19, 2005, Primus Financial issued $125.0 million of subordinated deferrable interest notes, which mature in June 2021. The average interest rate on these notes was 5.59% for the three months ended September 30, 2006.

Primus Financial also made net distributions of $1.4 million and $1.0 million during the three months ended September 30, 2006 and 2005, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate on these securities was 6.10% and 4.29% during the three months ended September 30, 2006 and 2005, respectively.

Income Taxes

Provision (benefit) for income taxes was $(14) thousand and $63 thousand for the three months ended September 30, 2006 and 2005, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $5.6 million and $4.8 million as of September 30, 2006 and December 31, 2005, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $12.4 million and $10.5 million for the three months ended September 30, 2006 and 2005, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005

Overview

On a U.S. GAAP basis, we reported net income of $69.5 million and $975 thousand for the nine months ended September 30, 2006 and 2005, respectively. The increase in net income was primarily due to the mark-to-market unrealized gains on credit swaps from the portfolio of credit swaps sold by Primus Financial in the 2006 period, compared with unrealized losses in the portfolio in the corresponding period of 2005.

Consolidated Net Credit Swap Revenue

Consolidated net credit swap revenue was $85.9 million and $15.7 million for the nine months ended September 30, 2006 and 2005, respectively. Net credit swap revenue for Primus Financial excludes $233 thousand of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

The table below shows the Company’s consolidated net credit swap revenues, which are generated by Primus Financial and PRS Trading for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Primus Financial	$86,587	$15,672
PRS Trading	(722)	—
Total consolidated net credit swap revenue	$85,865	$15,672

Net credit swap revenues are discussed separately below for Primus Financial and PRS Trading.

Net credit swap revenue – Primus Financial

Net credit swap revenue was $86.6 million and $15.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Net premiums earned	$51,143	$37,561
Net realized losses on credit swaps	(1,922)	(3,052)
Net unrealized gains (losses) on credit swaps	37,366	(18,837)
Total net credit swap revenue	$86,587	$15,672

The components of net credit swap revenue are discussed further below:

Net Premiums Earned – Primus Financial

Net premiums earned were $51.1 million and $37.6 million for the nine months ended September 30, 2006 and 2005, respectively. Net premiums earned include:

•	Premium income on credit swaps sold;

•	Premium income on tranches sold;

•	Premium expense on credit swaps purchased as short-term investments; and

•	Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The table below shows the components of net premiums earned for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Premium income on credit swaps sold	$49,529	$38,458
Premium income on tranches sold	1,614	210
Premium expense on credit swaps purchased as short-term investments	—	(1,040)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	—	(67)
Total net premiums earned	$51,143	$37,561

Premium income on credit swaps sold was $49.5 million and $38.5 million during the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily as a result of the expansion in our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $14.8 billion and $11.8 billion for the nine months ended September 30, 2006 and 2005, respectively.

We began to sell credit swaps in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple reference entities. Premium income from the tranches sold was $1.6 million and $210 thousand for the nine months ended September 30, 2006. The average notional amount outstanding was $233.3 million and $33.3 million for the nine months ended September 30, 2006 and 2005, respectively.

The portfolio of credit swaps purchased for short-term investment purposes was wound down to zero during 2005 and there was no premium expense for swaps of this type in 2006.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the nine months ended September 30, 2006 and 2005 are summarized below (in thousands):

	Nine months ended September 30,
	2006	2005
Realized gains on terminated credit swaps sold	$625	$790
Realized losses on terminated credit swaps sold	(2,547)	(4,283)
Realized gains on terminated credit swaps purchased as short-term investments	—	671
Realized losses on terminated credit swaps purchased as short-term investments	—	(56)
Realized losses on terminated credit swaps purchased to offset credit risk on certain swaps sold	—	(174)
Total net realized losses on credit swaps	$(1,922)	$(3,052)

Net realized losses on the early termination of credit swaps sold were $1.9 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively We terminated $271.9 million and $356.3 million notional amount of credit swaps sold during the nine months ended September 30, 2006 and 2005, respectively. We received $625 thousand and $790 thousand from the early termination of swaps at a realized gain during the nine months ended September 30, 2006 and 2005, respectively. We incurred realized losses of $2.5 million during the nine months ended September 30, 2006 from the early termination of swaps in order to mitigate credit risk. We incurred $4.3 million of realized losses which was due to the mitigation of our credit risk during the nine months ended September 30, 2005.

We terminated $123.0 million notional amount of credit swaps purchased during the nine months ended September 30, 2005 resulting in a net realized gain of $615 thousand. During the course of 2005 we wound down our portfolio of credit swaps purchased and, as a consequence, there were no realized gains or losses on this portfolio in 2006.

During the third quarter of 2005, we terminated our position where we had purchased credit swaps to offset credit risk on certain swaps sold and we realized a loss of $174 thousand.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the nine months ended September 30, 2006 and 2005 are summarized below (in thousands):

	Nine months ended September 30,
	2006	2005
Net unrealized gains (losses) on credit swaps sold	$37,366	$(19,214)
Net unrealized gains on credit swaps purchased as short-term investments	—	171
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	—	206
Total net unrealized gains (losses) on credit swaps	$37,366	$(18,837)

Net unrealized gains (losses) on Primus Financial’s credit swaps were $37.4 million and $(18.8) million for the nine months ended September 30, 2006 and 2005, respectively. The change in unrealized gains (losses) on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The gain during the first nine months of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that period. Market premium levels at September 30, 2005 were higher than those prevailing at December 31, 2004, which resulted in the unrealized loss in the nine months ended September 30, 2005.

PRS Trading Activity

During the nine months ended September 30, 2006, PRS Trading recorded net trading losses of $209 thousand; which comprised of net credit swap losses of $722 thousand, net total return swap revenue of $437 thousand and net warehouse loan revenue of $76 thousand. See below for a more detailed discussion.

Net Credit Swap Revenue – PRS Trading

PRS Trading commenced operations in January 2006 and therefore prior year comparison information is not available. During the first nine months of 2006, PRS Trading sold new credit swaps in notional principal of $291.4 million of and purchased new credit swaps in notional principal of $288.7 million. Net credit swap revenue (loss) for PRS Trading was $(722) thousand for the nine months ended September 30, 2006. Net credit swap revenue (loss) includes:

•	Net premium income (expense);

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the nine months ended September 30, 2006 (in thousands):

Nine months ended September 30, 2006
Net premium expense	$(62)
Net realized losses on credit swaps	(176)
Net unrealized losses on credit swaps	(484)
Total net credit swap revenue (loss)	$(722)

Net Premiums Earned – PRS Trading

Net premium expense was $62 thousand for the nine months ended September 30, 2006. Net premiums include premiums on credit swaps sold and purchased. The table below shows the components of net premiums by PRS Trading for the nine months ended September 30, 2006 (in thousands):

Nine months ended September 30, 2006
Premium income on credit swaps sold	$449
Premium expense on credit swaps purchased	(511)
Total net premium expense	$(62)

Net Realized Gains (Losses) on Credit Swaps – PRS Trading

Net realized gains (losses) for the nine months ended September 30, 2006 are summarized below (in thousands):

Nine months ended September 30, 2006
Net realized losses on terminated credit swaps sold	$(170)
Net realized losses on terminated credit swaps purchased	(15)
Realized gains on credit swap index	9
Total net realized losses on credit swaps	$(176)

We terminated $103.7 million notional amount of credit swaps sold during the nine months ended September 30, 2006, resulting in net realized losses of $170 thousand. We terminated $86.5 million notional amount of credit swaps purchased during the nine months ended September 30, 2006, resulting in net realized losses of $15 thousand.

Net Unrealized Gains (Losses) on Credit Swaps – PRS Trading

The unrealized gains and losses on credit swaps sold and purchased for the nine months ended September 30, 2006 are summarized below:

Nine months ended September 30, 2006
Net unrealized gains on credit swaps sold	$185
Net unrealized losses on credit swaps purchased	(669)
Net unrealized losses on credit swaps	$(484)

Net unrealized losses on PRS Trading credit swaps were $484 thousand for the nine months ended September 30, 2006. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during the period. The fair value of the portfolio reflects the mid-market value with an adjustment for the estimated cost to close the position.

Net Total Return Swap Revenue – PRS Trading

As previously discussed, we entered into a master agreement for total return swap transactions with a counterparty in the second quarter of 2006. The total return swap is based on the returns on certain mutually agreed reference loans.

Net total return swap revenue, as presented in the condensed consolidated statements of operations, comprises changes in the fair value of total return swap, realized gains or losses on the termination of total return swaps and the net interest earned on the total return swaps.

During the nine months ended September 30, 2006, net total return swap revenue was $437 thousand. PRS Trading earned net interest of $283 thousand, realized a gain of $277 thousand on the termination of total return swaps and recorded a net unrealized loss of $123 thousand under the total return swap.

Net Warehouse Loan Revenue – PRS Trading

As previously discussed, on July 13, 2006, we entered into warehouse loan agreements with a major financial institution.

Net warehouse loan revenue, as presented in the condensed consolidated statements of operations, comprises of PRS Trading’s share under the derivative transaction of net realized losses on the termination of individual loan positions and the net interest earned on the warehouse loans. During the nine months ended September 30, 2006, net warehouse loan revenue was $76 thousand.

Asset Management and Advisory Fees

During the second quarter of 2006, we closed on our third credit swap asset management transaction, in which we manage a portfolio of credit swaps on behalf of third parties in exchange for management fees. We recognized $709 thousand and $140 thousand of asset management and advisory fees for the nine months ended September 30, 2006 and 2005, respectively. During the third quarter of 2006, on behalf of an outside third party, we received an advisory fee of $400 thousand for the arrangement of a credit swap tranche transaction. Some of our asset management contracts also provide for the receipt of contingent performance fees at maturity, none of which has been earned or accrued at September 30, 2006 or 2005, respectively.

Interest Income

We earned interest income of $20.5 million and $11.0 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2005 issuance of $125.0 million of subordinated debt by Primus Financial and retained cash earnings, together with higher yields on our investment portfolio. The increase in yields is attributable to generally increasing market rates of interest during 2005 and 2006.

Weighted average yields on the cash equivalents and available-for-sale investments were 4.29% during the nine months ended September 30, 2006 compared with 2.99% for the nine months ended September 30, 2005.

The table below summarizes our interest income for the nine months ended September 30, 2006 and 2005 and our total cash, cash equivalents and available-for-sale and trading investments at September 30, 2006 and 2005, respectively (in thousands):

	Nine months ended September 30,
	2006	2005
Interest income	$20,530	$10,969
Cash and cash equivalents	$58,701	$80,951
Available-for-sale and trading investments	601,189	416,597
Total cash, cash equivalents and available-for-sale and trading investments	$659,890	$497,548

Foreign Currency Revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 28% of the notional amount of our Primus Financial credit swaps sold portfolio at September 30, 2006. Until the fourth quarter of 2005, net premiums received from swaps denominated in euros were retained in euros. We now sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the nine months ended September 30, 2005, the euro lost value against the U.S. dollar resulting in currency revaluation losses of $1.5 million on our holdings of euro compared to a revaluation loss of $56 thousand, on significantly reduced holdings of euros, for the nine months ended September 30, 2006.

Operating Expenses

Our operating expenses were $26.2 million and $20.1 million for the nine months ending September 30, 2006 and 2005, respectively, as summarized below (in thousands):

	Nine months ended September 30,
	2006	2005
Compensation and employee benefits	$15,517	$12,139
Professional and legal fees	3,645	2,731
Depreciation and amortization	1,846	1,574
Technology and data	1,546	1,250
Other	3,632	2,423
Total operating expenses	$26,186	$20,117
Number of full-time employees, at end of period	46	33

Compensation expense for the nine months ended September 30, 2006 increased $3.4 million over the comparable prior period. Included in the nine months ended September 30, 2006, was a credit of approximately $500 thousand related to a reduction in stock compensation expense as a result of employee departures. Compensation expense for the nine months ended September 30, 2005 included approximately $800 thousand related to the accelerated compensation expenses and accelerated vesting of stock related to the departure of former employees. This increase was primarily the result of an increase in headcount as we expand our business operations and higher performance based incentives. Our accrued cash incentive compensation expense was $6.0 million for the nine months ended September 30, 2006, compared with an accrued expense of $3.9 million in the corresponding period of 2005. Stock compensation expense was approximately $2.7 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively.

The increase in professional fees is primarily related to increased provisions for legal and audit fees and employee recruiting costs. The increase in depreciation and amortization expense is due to the increase in purchases of fixed assets and higher capitalized software costs. The increase in technology and data expense was primarily attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build out. The increase in other expenses was primarily due to travel related costs and occupancy expenses associated with the additional office space in New York and London.

Interest Expense and Preferred Distributions

For the nine months ended September 30, 2006 and 2005, we incurred $7.9 million and $1.6 million of interest expense, respectively. The interest expense was incurred on the $75.0 million 30-year subordinated debt and the $125.0 million of 15.5 year subordinated deferrable interest notes that were issued by Primus Financial in July 2004 and December 2005, respectively. The interest rate for the 30-year subordinated debt averaged 5.00% and 2.57% for the nine months ended September 30, 2006 and 2005, respectively.

On December 19, 2005, Primus Financial issued $125.0 million of subordinated deferrable interest notes, which mature in June 2021. The average interest rate on these notes was 5.35% during the nine months ended September 30, 2006.

Primus Financial also made net distributions of $4.2 million and $2.8 million during the nine months ended September 30, 2006 and 2005, respectively, on the Primus Financial Cumulative Preferred Stock issued in December 2002. The average rate on these securities was 5.60% and 3.77% during the nine months ended September 30, 2006 and 2005, respectively.

Income Taxes

Provision for income taxes was $41 thousand and $108 thousand for the nine months ended September 30, 2006 and 2005, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $5.6 million and $4.8 million as of September 30, 2006 and December 31, 2005, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $36.2 million and approximately $1.1 million for the nine months ended September 30, 2006 and 2005, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2006 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property leases	$9,160	$1,252		$2,679		$2,732		$2,497
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$209,160	$1,252		$2,679		$2,732		$202,497

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

Property lease:    Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. We have agreed to an amendment to the lease that extends its term to 2016 and adds approximately 5,500 square feet of additional space. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.

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

We receive cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash is used to pay our operating expenses, administrative expenses, premiums on credit swaps we have purchased, realized losses from the early termination of credit swaps, interest on debt and preferred share distributions. Our cash, cash equivalents and available-for-sale and trading investments were $659.9 million and $629.5 million as of September 30, 2006 and December 31, 2005, respectively.

Cash Flows

Cash flows from operating activities   –   Net cash provided by operating activities were $32.5 million and $23.6 million for the nine months ended September 30, 2006 and 2005, respectively. This increase is primarily attributable to higher premium income on a larger credit swap portfolio during 2006 compared with 2005, as a result of the continued growth of our credit swap portfolio.

Cash flows from investing activities   –   Net cash used in investing activities were $38.8 million and $258.7 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease was primarily due to reduced purchases of available-for-sale-investments in 2006 compared with 2005 and securities maturing in 2006.

Cash flows from financing activities   –   Net cash used in financing activities were $4.4 million and $5.0 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease is primarily due to lower repurchase and retirement of our common stock, partly offset by an increase in preferred distributions of our subsidiary during 2006 compared with 2005.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and preferred distributions over at least the next twelve months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission

(‘‘SEC’’) amended the effective date of SFAS No. 123(R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123 (R). See note 9 of notes to condensed consolidated financial statements for further detail.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (‘‘SAB No. 107’’) to provide supplemental implementation guidance on SFAS No. 123(R). The Company applied the relevant provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 157 will have on its consolidated financial statements.

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

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of September 30, 2006, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $5.4 million. We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Cumulative Preferred Stock pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Stock reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts as the interest and auction rate for such MMP Receipts were set for a one year period on January 20, 2006. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually; however, at December 31, 2005, the interest rate on the $50 million Series B subordinated deferrable interest notes was set for a one year period.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At September 30, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty were $5.0 million and $17 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as AAA/Aaa rating in our credit swap portfolio.

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

None.

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

Date: November 8, 2006