Form 10-K
period 2006-12-31
PRIMUS GUARANTY LTD
filed 2007-03-15
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

441-296-0519

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name on each exchange on which registered
Common Shares, $0.08 par value	New York Stock Exchange
7% Senior Notes due 2036	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securites Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $255,482,107 based on the closing price quoted by the New York Stock Exchange as of the last business day of the most recently completed second fiscal quarter (June 30, 2006).

As of March 2, 2007, the number of shares outstanding of the registrant’s common shares, $0.08 par value, was 44,927,705.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2007 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report.

Primus Guaranty, Ltd.
Form 10-K
For the fiscal year ended December 31, 2006

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

Part I.

Item 1. Business

Unless otherwise indicated or the context requires otherwise, references to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘company,’’ or ‘‘Primus’’ refer to the consolidated operations of Primus Guaranty, Ltd., or Primus Guaranty, and references to a company name refer solely to such company.

Overview

Primus Guaranty, Ltd. is a holding company that conducts business through several operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC, or Primus Financial, who has ‘‘AAA/Aaa’’ counterparty ratings by Standard & Poor’s Ratings Group, or S&P, and Moody’s Investors Service, Inc., or Moody’s, respectively. Primus Asset Management, Inc., or Primus Asset Management, one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities. PRS Trading Strategies, LLC, or PRS Trading Strategies, another of our principal operating subsidiaries, trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities, among others.

We are a Bermuda company that was incorporated in 1998. Our registered office is at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda and our telephone number is 441-296-0519. The offices of our principal operating subsidiaries, Primus Financial, Primus Asset Management and PRS Trading Strategies, are located at 360 Madison Avenue, New York, New York 10017 and their telephone number is 212-697-2227. Our common shares are listed on the New York Stock Exchange, or NYSE.

Required financial information is set forth in the consolidated financial statements.

Legal Entity Structure

Primus Financial

Primus Financial Products, LLC, or Primus Financial, is a ‘‘AAA/Aaa’’ rated seller of credit swaps against credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium we agree, upon the occurrence of a default or other credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer or security, which we refer to as a Reference Entity, to pay our counterparty an agreed amount, which are referred to as ‘‘single name credit swaps.’’ To date, we have not experienced a credit event on any Reference Entity in our portfolio. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as ‘‘tranches.’’ Primus Financial recently received the rating agencies’ approval to sell credit swaps referencing residential mortgage-backed securities and commercial mortgage-backed securities, which are referred to as ABS. Primus Financial has begun selling credit swaps against ABS having an assigned rating of ‘‘BBB/Baa’’ (or the equivalent thereof) or better from a recognized rating agency.

As of December 31, 2006, Primus Financial had $624.5 million of capital resources to support its ‘‘AAA/Aaa’’ counterparty ratings. At December 31, 2006, the credit swaps in our portfolio had an average maturity of 3.1 years.

Credit Review and Approval Procedures

Primus Financial subjects each of the Reference Entities for which it is considering selling credit protection to a standardized credit review and approval procedure that evaluates, assesses and documents the underlying credit risk of a particular Reference Entity. This procedure is an essential step in determining whether we will sell protection on that Reference Entity and each credit decision results in the assignment of an independent rating, or a Primus Rating, and position limit for each such entity. Primus Financial also sells protection on tranches incorporating these same Reference Entities.

Inputs that support Primus Financial’s credit decisions include the following:

•	S&P and Moody’s ratings and history;

•	industry and company specific analyses and research by major investment and commercial banks;

•	financial statement analysis of the Reference Entity;

•	financial market indicators including bond spreads, share prices and credit swap premiums; and

•	current news on the Reference Entity and its industry.

Primus Financial’s credit approval process benefits from the fact that the typical Reference Entity is a public company which has a current rating and rating history, financial performance history and substantial company and third-party information on its financial status and future business prospects. Our experienced credit portfolio managers are responsible for our credit review and approval procedures. The approach to conducting a credit review results in the designation of a Primus Rating for all approved Reference Entities and is designed to generate consistent credit profiles and identify issues that require further analysis. This iterative credit review process is also designed to result in judgments that take advantage of all the available information in the marketplace. After the initial review, all Reference Entities whose risks have been reviewed and for which a limit has been approved are periodically monitored.

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

Transaction Pricing and Execution

Investment activity is limited to Reference Entities approved by, and position limits determined by, our credit portfolio managers. Operating within these limits, our credit portfolio managers make investment decisions based on their view of the most attractive risk-adjusted returns available in the market.

Primus Financial’s counterparties are primarily major global financial institutions that act in their capacities as dealers and credit portfolio managers. Primus Financial receives bids for the purchase of credit swaps on a daily basis that indicate the premium a counterparty is willing to buy credit protection. These bids are communicated directly by its counterparties, or through Primus Financial’s access to messages broadcast by brokers to such brokers’ subscribers. Primus Financial may also initiate an offer in the same way.

The premiums that Primus Financial receives in connection with its transactions are largely determined by market conditions affecting credit markets, and particularly credit swap markets, both generally and with respect to particular Reference Entities. Primus Financial’s decision to sell a credit swap at a particular premium is determined by a number of considerations including a comparative analysis of risk-adjusted returns for different Reference Entities, availability of capacity in particular Reference Entities and with particular counterparties, and the near-term outlook for credit swap prices.

Credit Swap Portfolio

As of December 31, 2006, Primus Financial’s portfolio of single name credit swaps sold was $15.3 billion (in notional amount). This portfolio had a weighted average credit rating of A−/Baa1 (S&P/Moody’s), and represented 560 Reference Entities spread across 40 industries in 26 countries. The percentages of our credit swaps that were denominated in United States dollars and euros at

December 31, 2006 were 70% and 30%, respectively. Reference Entities that were domiciled in the United States and outside of the United States comprised 54% and 46%, respectively, of our credit swap portfolio at December 31, 2006. The percentage of credit swaps in the portfolio relating to non-investment grade Reference Entities (at the time of execution) was less than 1% at December 31, 2006. At December 31, 2006, Primus Financial’s portfolio of credit swap tranches sold was $0.5 billion (in notional amount).

The following chart provides a summary of our portfolio by S&P Industry as of December 31, 2006:

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

Operating Guidelines

Primus Financial’s operating guidelines have been negotiated with S&P and Moody’s and specify various structural, portfolio and capital constraints with which Primus Financial must comply in order to maintain its highest counterparty ratings, including (1) maximum credit exposure limits to industries, countries and Reference Entities, (2) credit ratings requirements of Reference Entities that are referenced in the credit swaps sold by Primus Financial and (3) maximum length of exposure to any single Reference Entity.

As stipulated in Primus Financial’s operating guidelines, upon the occurrence of certain events, as noted below, Primus Financial must temporarily cease entering into new credit swaps until any such event is cured. Events that would cause Primus Financial to cease entering into new credit swaps include the bankruptcy or other analogous event of Primus Financial, a violation of the operating guidelines that is not cured within ten days upon the occurrence of a capital shortfall and within 30 days in all other circumstances, or a downgrade of Primus Financial’s counterparty rating to A (‘‘strong’’) or A2 (‘‘good financial security’’) or below by S&P or Moody’s, respectively. If an event causing the cessation of new credit swaps is not cured, Primus Financial will not enter into new credit swaps and will run off its outstanding portfolio of credit swaps.

Effective on March 23, 2006, with the consent of S&P and Moody’s, we terminated the $37.5 million liquidity facility that we previously maintained under our operating guidelines as an additional source of liquidity. Since inception, there were no credit events or any borrowings under such facility.

Capital Models and Verification Process

We have developed customized capital models that are cash flow-based simulations of portfolio performance. S&P and Moody’s each have a unique capital model. Primus Financial uses its customized capital models to determine the sufficiency of its capital resources to meet the AAA/Aaa requirements of S&P and Moody’s. The sufficiency of capital resources is in part determined by: (1) the notional amount of each credit swap in the portfolio; (2) the term of each credit swap; (3) the credit risk of each underlying Reference Entity; (4) credit swap premiums; (5) industry concentrations within the portfolio; and (6) Primus Financial’s operating expenses and tax status. Primus Financial intends to continue to hold sufficient capital resources to maintain its AAA/Aaa ratings. Under its operating guidelines, Primus Financial is required to have an external auditor (currently Ernst & Young LLP) provide to S&P and Moody’s an agreed-upon-procedures report on a monthly basis. The procedures, which are specified by the rating agencies, consist of testing the application of Primus Financial’s operating guidelines with respect to its credit swap portfolio.

Counterparties

Strengthening and expanding relationships with our counterparties is an important element of our business. We have expanded the number of counterparties to whom Primus Financial sells credit swaps to 46 at December 31, 2006, primarily consisting of major global financial institutions. Primus Financial’s top counterparty, and top five counterparties, represented approximately 12% and 45% of its credit swap portfolio in notional amounts outstanding at December 31, 2006, respectively. Two counterparties each accounted for more than 10% of our consolidated net premiums earned for the fiscal year ended December 31, 2006, totaling $8.6 million and $7.0 million, respectively. As a result of its AAA/Aaa counterparty ratings, Primus Financial does not have any collateral arrangements with its counterparties.

We enter into an International Swaps and Derivatives Association, or ISDA, Master Agreement with each of our counterparties. These agreements govern the terms of our credit swap transactions. The ISDA Master Agreement allows us to conduct many separate transactions with a counterparty on an efficient basis, each subject to a specific confirmation.

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

Primus Asset Management

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the investment portfolios of its affiliates Primus Financial and PRS Trading Strategies. Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or synthetic CDO’s, on behalf of third parties. The synthetic CDO’s issue securities backed by one or more credit swaps sold against unaffiliated clients’ debt obligations. In addition, Primus Asset Management has commenced acting as asset manager with respect to collateralized loan obligation, or CLO, transactions. A CLO is a debt security backed by a pool of commercial loans. Primus Asset Management receives fees for its investment management services.

Primus Asset Management’s business plan is to expand its assets under management, asset classes and strategies it manages.

Primus Asset Management is managed by an experienced team of professionals with expertise in credit analysis and structuring, investing, risk management and market analysis.

PRS Trading Strategies

PRS Trading Strategies, LLC, or PRS Trading Strategies, commenced operations in January 2006, with $50 million of capital contributed by Primus Guaranty from the proceeds of our initial public offering. PRS Trading Strategies trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities, among others. Unlike Primus Financial, PRS Trading Strategies has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. PRS Trading Strategies does not engage in trading activity with Primus Financial.

Primus Guaranty (UK)

Primus Guaranty (UK), Ltd., or PGUK, was established in the fourth quarter of 2005 in London to provide a base of operations to support the expansion of the group’s business in Europe and elsewhere. PGUK supplies services to affiliated companies, including Primus Financial, including marketing to counterparties and introducing other business opportunities.

Primus Re

Primus Re, Ltd., or Primus Re, is a Bermuda company registered as a Class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, or the Bermuda Insurance Act, and operates as a financial guaranty insurance company. Financial guaranty insurance is a contract in which an insurance company receives a fee to provide credit protection with respect to a credit obligation and therefore provides a transfer of risk economically similar to a credit swap.

Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re generates revenue by charging a higher insurance premium for protection sold than the swap premium it pays for the offsetting protection it purchases. Primus Re has conducted only limited activities through December 31, 2006. On December 31, 2006, the three-year financial guarantee insurance contracts written by Primus Re expired.

Investments and Investment Policy

Our cash balances have been invested in short-term government securities, money-market instruments and other investment grade securities. Primus Financial has engaged Evergreen Asset Management, a subsidiary of Wachovia Bank, to assist in the management of its fixed income investment portfolio and US Bank to act as its custodian to hold its securities portfolio. The operating guidelines limit Primus Financial’s investments primarily to United States government and agency securities, which mature within three years from purchase date.

Technology

We are dependant on our technology infrastructure to manage our business. We have a comprehensive business continuity plan that includes redundant power sources, fault tolerant hardware, extensive backups and capabilities to reach our technology from multiple locations. We have a comprehensive security plan, which includes firewall protection, password controls, individual logins, audit log and users reviews. Major systems include the Primus Trading System, Primus Financial System, PFP capital models and CDO suite. Our technology is designed to provide risk management, rating agency compliance, financial and operational support for the credit swap portfolios of Primus Financial and PRS Trading Strategies, along with third party credit swap portfolios managed by Primus Asset Management. We have enhanced and supplemented our technology platform to support the asset management initiatives we launched during 2006.

Certain Bermuda Law Considerations

As a holding company, Primus Guaranty is not subject to Bermuda insurance regulations. However, the Bermuda Insurance Act regulates the insurance business of Primus Re, which is registered under that Act. In this discussion of Bermuda law, when we refer to Primus Guaranty, we are referring solely to Primus Guaranty, Ltd. and not to any of its consolidated operations. Certain significant aspects of the Bermuda insurance regulatory framework and other relevant matters of Bermuda law are set forth below.

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

We must comply with the provisions of the Bermuda Companies Act regulating the payment of dividends, and making distributions from contributed surplus and repurchases of shares. A Bermuda company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Bermuda Companies Act, when a Bermuda company issues shares at a premium (that is for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called ‘‘the share premium account.’’ The provisions of the Bermuda Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as premium arising on a particular class of shares which may be used in paying up unissued shares to be issued to shareholders as fully paid bonus shares. The paid-up share capital may not be reduced if on the date the reduction is to be effected there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. Similarly, no purchase by a company of its own shares may be effected if, on the date on which the purchase is to be effected, there are reasonable grounds for believing that the company is, or after the purchase would be, unable to pay its liabilities as they become due.

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

The Bermuda Insurance Act.    The Bermuda Insurance Act imposes on insurance companies certain solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Bermuda Insurance Act) in Bermuda. Primus Re’s principal representative is currently Marsh Management Services (Bermuda) Ltd. The Bermuda Insurance Act grants to the BMA the power to cancel licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation and Class 3 insurers subject to the next strictest regulation. Primus Re is registered as a Class 3 insurer and is regulated as such under the Bermuda Insurance Act. Class 3 insurers are authorized to carry on general insurance business (as understood under the Bermuda Insurance Act), subject to conditions attached to their license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratios and other requirements imposed by the Bermuda Insurance Act.

As a Class 3 insurer: (1) Primus Re is required to maintain the general business solvency margin which is a minimum solvency margin equal to the greatest of: (A) $1,000,000; (B) 20% of net premiums written up to $6,000,000 plus 15% of net premiums written over $6,000,000; or (C) 15% of loss and other insurance reserves; (2) if at any time Primus Re fails to meet its general business solvency margin it must, within 30 days after becoming aware of that failure or having reason to believe that such failure has occurred, file with the BMA a written report containing particulars of the circumstances leading to the failure and of the manner and time within which it intends to rectify the failure; (3) Primus Re is prohibited from declaring or paying any dividends at any time it is in breach of its general business solvency margin or the required minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio, and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Primus Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year; and (4) Primus Re is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital (which includes contributed surplus, paid in capital and share premium) as set out in its previous year’s financial statements. Primus Re is required annually to file statutorily mandated financial statements and returns, audited by an independent auditor approved by the BMA, together with an annual loss reserve opinion of a BMA approved loss reserve specialist.

Primus Re, Ltd. Act 2000.    Primus Re has obtained private Bermuda legislation, entitled the ‘‘Primus Re, Ltd. Act 2000,’’ or the Private Act, from the Bermuda Legislature that enables it to operate separate accounts (as defined in the Private Act), subject to the provisions of the Private Act. The expected result is that the assets of one separate account are protected from the liabilities of other accounts, with the result that only the assets of a particular separate account may be applied to the liabilities of that separate account. Pursuant to the Private Act, the assets and liabilities of a separate account are treated as a separate fund from Primus Re’s own general assets and liabilities or the assets and liabilities arising from any other separate accounts and, in an insolvency proceeding pursuant to Bermuda law, it is expected that a liquidator will be bound to respect the sanctity of such separate accounts. There are no Bermuda court decisions on the efficacy of separate accounts.

Competition

The business of selling credit protection in the form of credit swaps is highly competitive. Competition is based on many factors, including the general reputation, service and perceived financial strength of the protection seller, the pricing of the credit swap protection (i.e., the premium to be paid by the protection buyer for the credit swap) and other terms and conditions of the credit swap. While there are many participants in the credit swap industry, which include primarily large financial institutions and investment banks, we believe that Primus Financial is well positioned as a AAA/Aaa rated (S&P/Moody’s) company dedicated to providing credit swap protection to credit swap dealers and credit portfolio managers. Unlike most other participants in the credit swap market, Primus Financial’s business model is based on the differential between credit swap premiums and the underlying risk.

The market for asset management services is highly competitive with low barriers to entry. Many participants in the asset management business, which include primarily large financial institutions and investment banks, have greater financial strength and are more established and well known in the market than us. We compete for assets with these participants.

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

Primus Financial, as a swap counterparty, has been rated ‘‘AAA’’ (‘‘extremely strong’’) by S&P, which is the highest of twenty-one rating levels, and ‘‘Aaa’’ (‘‘exceptional’’) by Moody’s, which is also the highest of twenty-one rating levels. The objective of S&P’s and Moody’s rating systems is to assist counterparties by providing an opinion of a counterparty’s financial strength and ability to meet ongoing obligations to its counterparties. These ratings reflect S&P’s and Moody’s opinions of Primus Financial’s ability to pay a counterparty upon a credit event and are not applicable to our common shares. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, S&P and Moody’s.

Primus Guaranty has received a BBB+/Baa1 senior debt rating from S&P and Moody’s, respectively.

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

Employees

As of December 31, 2006, we had 52 employees. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.

Additional Information

We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16(a) filings, our Proxy Statement, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC, through our home page at www.primusguaranty.com.

As required by Section 303A.12(a) of the New York Stock Exchange Corporate Governance Standards, our Chief Executive Officer has filed the required certification.

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

As discussed in greater detail below under ‘‘—Passive Foreign Investment Companies’’ and ‘‘Taxation of Primus Guaranty and its Subsidiaries—United States Taxation—Primus Guaranty, Primus Bermuda, Primus Financial, PGUK and PRS Trading Strategies,’’ subject to the limitations and caveats described below, we believe that (1) neither Primus Guaranty nor Primus Bermuda should be treated as engaged in a trade or business within the United States and (2) Primus Guaranty and Primus Bermuda should be and continue to be passive foreign investment companies, or PFICs, for United States federal income tax purposes. This discussion assumes both of these conclusions, unless otherwise stated.

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

Holders of common shares are urged to consult with their tax advisors as to the tax consequences of holding shares directly and indirectly (in the case of Primus Bermuda) of PFICs and the possible advisability of electing to have each of Primus Guaranty and Primus Bermuda treated as a ‘‘qualified electing fund,’’ or QEF, or of making a mark-to-market election with respect to Primus Guaranty.

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

If Primus Guaranty and Primus Bermuda are PFICs and you do not make a QEF election or a mark-to-market election (as described below) at the time you purchase the common shares, the corporations will continue to be treated as PFICs with respect to the common shares held directly or indirectly by you, even if they subsequently cease to qualify as PFICs, unless an election as described below is made to ‘‘purge’’ the PFIC taint. A ‘‘purging’’ election would itself accelerate PFIC tax treatment but would avoid PFIC tax treatment for subsequent years when Primus Guaranty and Primus Bermuda are not PFICs and for years in which a QEF election as discussed below is in effect. Different methods of ‘‘purging’’ the PFIC taint are available depending on whether the corporation is a PFIC at the time the election is made and certain other facts.

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

As discussed in more detail below, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for United States federal income tax purposes. Accordingly, Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for United States federal income tax purposes, and we do not intend to seek a ruling from the Internal Revenue Service, or IRS, on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as the sale of options, the timing of the income recognized by Primus Financial could be accelerated, which would accelerate the inclusion of taxable income by you if you make QEF elections. In addition, because the option treatment adopted by Primus Financial for the tax treatment of credit swaps differs from the treatment used for financial accounting purposes, the amount of taxable income that you would include in a particular year as a result of a QEF election may differ significantly from, and in particular years may be significantly greater than, the amount that you would have included were taxable income calculated in the manner used for financial accounting purposes.

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

Alternatively, if shares of a PFIC are ‘‘regularly traded’’ on a ‘‘qualified exchange’’ (which includes certain United States exchanges and other exchanges designated by the United States Treasury Department), or marketable shares, a United States holder of such shares may make a mark-to-market election. In general, a class of shares is treated as regularly traded for a calendar year if it is traded, other than in de minimis amounts, for at least 15 days during each calendar year quarter. The common shares of Primus Guaranty trade on the NYSE, a ‘‘qualified exchange,’’ and it is anticipated that they qualify as ‘‘regularly traded’’ on that exchange for this purpose, although there can be no assurance that they actually so qualify.

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

Even if the common shares of Primus Guaranty qualify as ‘‘marketable shares’’ for this purpose, the shares of Primus Bermuda, which is expected to be a PFIC, will not be ‘‘marketable shares’’ for these purposes. There is no authority on how a mark-to-market election for a corporation which is a PFIC affects that holders’ treatment of a subsidiary of that corporation which is also a PFIC. If you make a mark-to-market election with respect to Primus Guaranty, you may continue to be subject to PFIC tax treatment with respect to Primus Bermuda, in the absence of a QEF election with respect to Primus Bermuda, and to additional inclusions of taxable income, if such a QEF election is made. You should consult your tax advisor as to the possibility of making a QEF election with respect to your indirect ownership of the shares of Primus Bermuda, which shares will not qualify as ‘‘marketable shares.’’

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

If Primus Guaranty and Primus Bermuda were not PFICs, you would, upon the sale or exchange of common shares, generally recognize gain or loss for federal income tax purposes equal to the excess of the amount realized upon such sale or exchange over your federal income tax basis for such common shares. Such long-term capital gain is currently generally subject to a reduced rate of United States federal income tax if recognized by noncorporate United States holders, which rate is currently a maximum of 15% for years prior to 2011. Limitations apply to the deduction of capital losses.

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

United States Taxation

Primus Guaranty, Primus Bermuda, Primus Financial, PGUK and PRS Trading Strategies.    Based on how Primus Guaranty and Primus Bermuda operate and will continue to operate their businesses, Primus Guaranty believes that Primus Guaranty and Primus Bermuda should not be treated as engaged in a trade or business within the United States. Primus Guaranty also believes that Primus Guaranty should not be treated as engaged in a United States trade or business through its ownership interest in PRS Trading Strategies and that Primus Bermuda should not be treated as engaged in a United States trade or business through its ownership interest in PGUK or its indirect ownership interest in Primus Financial. In reaching this view, Primus Guaranty has concluded that, although the matter is not free from doubt and there is no governing authority on the point, Primus Financial’s activity of selling credit swaps and PRS Trading Strategies’ activity of buying and selling credit swaps, respectively, together with its other activities (including in the case of PRS Trading Strategies, the acquisition, holding and disposition of direct or derivative interests in debt instruments), are best viewed as transactions in securities or commodities as an investor or trader (rather than as a dealer or as part of a financing business) for Primus Financial’s and PRS Trading Strategies’ own account, respectively, in the United States under Section 864(b)(2) of the Code, and thus PRS Trading Strategies (and thus Primus Guaranty, with respect to which PRS Trading Strategies is a disregarded entity for United States federal income tax purposes) and Primus Financial (and Primus Bermuda, as a non-United States partner in Primus Financial for United States federal income tax purposes) should not be viewed as engaged in a United States trade or business. In reaching this conclusion, Primus Guaranty is relying on statements by the IRS that taxpayers engaged in derivative transactions may take any reasonable position pending the adoption of final regulations regarding the treatment of derivative transactions for purposes of Section 864(b)(2) of the Code. These IRS statements do not have the force of Code provisions or adopted regulations and may be revoked or amended retroactively, subject only to review for abuse of discretion. Because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such determination, and the treatment in particular of credit swaps and Primus Financial’s and PRS Trading Strategies’ current and anticipated activities is unsettled, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial is engaged in a trade or business in the United States.

If the IRS successfully asserts that Primus Guaranty (either directly or through its interest in PRS Trading Strategies) or Primus Bermuda (either directly or through its interest in Primus Financial or its interest in PGUK, which has elected to be treated as a disregarded entity, or branch, of Primus Bermuda for United States federal income tax purposes) is engaged in a trade or business in the United States, it will be subject to United States federal income tax, as well as, potentially, the branch profits tax, on its net income that is effectively connected with the conduct of the trade or business, unless the corporation is entitled to relief under an income tax treaty. Such income tax would be imposed on effectively connected net income, which is computed in a manner generally analogous to that applied to the net income of a domestic corporation. However, if a foreign corporation does not timely file a United States federal income tax return, even if its failure to do so is based upon a good faith determination that it was not engaged in a trade or business in the United States, it is not entitled to deductions and credits allocable to its effectively connected income. Moreover, penalties may be assessed for failure to file such tax returns. Primus Guaranty and Primus Bermuda file ‘‘protective’’ United States federal income tax returns so that if they are held to be engaged in a trade or business in the United States, they would be allowed to deduct expenses and utilize credits allocable to income determined to be effectively connected with such trade or business and would not be subject to a failure to file penalty.

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

A foreign corporation not engaged in a trade or business in the United States is generally subject to United States income tax at the rate of 30% on its ‘‘fixed or determinable annual or periodic gains, profits and income,’’ or FDAP income, derived from sources within the United States (for example, dividends and certain interest income). Thus, even if Primus Guaranty and Primus Bermuda are not engaged in a trade or business in the United States, they could be subject to the 30% tax on certain FDAP income, depending upon the types of instruments in which they invest. Premium income from credit swap sales does not constitute FDAP income, assuming as discussed above that the credit swaps sold by Primus Financial are treated as the sale of options for United States federal income tax purposes.

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

Item 1A. Risk Factors

Risks Related to our Business and Operations

The failure to manage effectively the risk of credit losses could have a material adverse effect on our financial condition, results of operations and credit ratings.

We cannot assure you that any of the loss mitigation methods we use in managing our credit swap portfolio will be effective. If, for example, multiple credit defaults or other credit events that exceed our expectations occur within a short time period, the payments we would be required to make under the related credit swaps could materially and adversely affect our financial condition, results of operations and credit ratings. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity, our ability to limit our losses, through hedging or terminating the credit swap, before a default or other credit event actually occurs could be limited by inadequate liquidity in the credit swap market. As we assume other types of exposure, such as credit swaps referencing obligations of Reference Entities that are below investment grade, we may not have the same or similar loss limitation methods. There can be no assurance that we will be able to manage higher risks of credit losses effectively or that any of our existing loss mitigation methods will be effective in any of these new areas.

Primus Financial’s operating guidelines and S&P’s and Moody’s capital requirements are subject to change and may limit our growth. Additionally, a decline in our current counterparty credit ratings from S&P and Moody’s would likely have a material adverse impact on our credit swap business and cause our revenues and earnings to decrease.

In order to obtain and maintain its counterparty credit ratings, Primus Financial has adopted operating guidelines, the terms of which have been agreed upon with S&P and Moody’s. We cannot assure you that S&P and Moody’s will not require changes to Primus Financial’s operating guidelines or that, if such changes are made, Primus Financial will be able to comply with them. For example, if S&P or Moody’s were to require Primus Financial to maintain additional capital to retain its ‘‘AAA/Aaa’’ ratings, we cannot be certain that we could raise additional capital when needed. Moreover, if Primus Financial suffers losses to such an extent that it is not in compliance with the capital criteria of its operating guidelines and it is not able to cure the capital deficiency in a timely manner, its operating guidelines require it to cease entering into new credit swaps (except for limited hedging transactions, as described in the operating guidelines). If the foregoing occurs, S&P or Moody’s could reduce or withdraw their ‘‘AAA/Aaa’’ credit ratings of Primus Financial which, in turn, would likely have a material adverse effect on our credit swap business and our financial performance.

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

In establishing relationships, Primus Financial’s counterparties generally analyze its financial condition prior to entering into a credit swap, establish credit limits, and monitor the appropriateness of these limits on an ongoing basis in order to limit the risk that Primus Financial will be financially unable to make payments in accordance with its credit swap. Once a counterparty reaches its credit exposure limit to Primus Financial, the counterparty may not enter into any additional transactions with Primus Financial until the counterparty credit limit is increased. In the event these counterparty credit limits are not increased as Primus Financial’s credit swap portfolio expands, or if limits are reduced, our financial performance would suffer. In addition, while there are buyers of credit swaps, such as our existing counterparties, that do not require us to post collateral, there are some buyers, including some of the leading participants in the credit swap market, that require even the highest rated counterparties from which they purchase credit swaps to post collateral. Under its operating guidelines, Primus Financial cannot enter into credit swaps with any counterparty that would require it to post collateral. If Primus Financial’s existing counterparties were to require it to post collateral, it may have a material adverse effect on us and our financial condition.

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

Charles Truett, Head of Portfolio Management and a member of the Operating Committee of Primus Asset Management, has announced that he will be retiring and he will leave our employ at the end of the first quarter of 2007. We have commenced a search to identify a replacement for him.

Our financial results depend on certain market conditions and growth in the credit swap market, which are not within our control.

Our financial results depend to a significant degree upon the premiums that we receive on credit swaps in our portfolio. Historically, these premiums have been a function of credit spreads that change over time as a result of a variety of factors that we do not control, including changes in the overall economy, supply and demand conditions in the credit swap market and other factors affecting the corporate credit markets in general. If an unusually low credit swap premium environment develops and persists, we may not be able to achieve profitable growth, which may have a material adverse effect on our financial condition and our results of operations. In addition, there can be no assurance that the credit swap market will continue to grow as it has historically, or at all, or that it will not decline. Any such decline could have a material adverse effect on our business and financial condition.

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

At December 31, 2006, our principal shareholders (by which we mean those institutions that owned shares prior to our initial public offering in October 2004), directors and executive officers and entities affiliated with them own approximately 47% of our outstanding common shares. As a result, these shareholders, collectively, are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. We cannot assure you that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.

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

The credit swap market is highly competitive. We face competition from providers of similar products, including credit swap dealers of commercial and investment banks. Many of these competitors are more established, have substantially greater financial resources than we do and have established ongoing relationships with market participants giving them ready access to the credit swap marketplace. In addition, while there are significant business obstacles to overcome in establishing a similar enterprise to ours, there are no regulatory impediments for any new entrants to the credit swap market. To the extent new participants enter the credit swap market, competition may intensify. While we believe we have a number of competitive advantages over new entrants, there can be no assurance that increased competition will not have a material adverse effect on our business and financial condition.

There can be no assurance that our diversification strategy will be effective or profitable.

We plan to further diversify through the development and marketing of ancillary businesses, such as asset management and trading and, in select instances, potentially by acquisition. Each new business line may require the investment of additional capital and the significant involvement of our senior management to acquire or develop a new line of business and integrate it with our operations. We may experience delays, regulatory impediments and other complications in implementing our diversification strategy that could reduce our profitability and ultimately cause the strategy to fail. These complications may include obtaining rating agency approvals and required licenses and registrations, adapting our technology platform, hiring personnel and raising capital. The expansion of our asset management business may require working capital as we build teams of portfolio managers, and supporting resources, prior to receipt of asset management fees. Also, we may be expected to co-invest in vehicles we manage, possibly in a junior or first loss position, and the capital so invested may be exposed to the risk of significant losses if the vehicles perform poorly.

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

We may fail to execute our strategy in our newer lines of business, which could impair our future financial results.

We have recently added a number of new lines of business, including writing credit swaps with respect to ABS, participating in warehouse loan financing arrangements with respect to CLO transactions and trading in various debt obligations including, among others, leveraged loans and high yield debt securities.

Primus Financial recently received rating agency approval to issue credit swaps referencing ABS and, as a result, has begun selling credit swaps against ABS having an assigned rating of ‘‘BBB/Baa’’ (or the equivalent thereof) or better from a recognized rating agency. ABS is a new asset class for us and our experience with issuing credit default swaps against this type of fixed income security is therefore limited. Although we intend to issue credit swaps against investment grade ABS, an investment grade rating of an ABS does not guarantee that defaults and other credit events will not occur. Some of the loans collateralizing the ABS may be sub-prime mortgages, second lien mortgages or other loans that do not conform to the standards of the Federal National Mortgage Association, or Fannie Mae, the primary purchaser of residential mortgage obligations. If a series of credit events, including defaults, were to occur that lead to the liquidation of an ABS pool for which we had issued a credit swap, those loans that did not meet Fannie Mae guidelines may not be readily marketable. In recent months there have been reports of a significant increase in the default level of sub-prime and second mortgage loans. ABS require a different type of credit analysis, and present different types of credit risk than do the corporate debt obligations that have been the subject of our usual credit swap transactions. If we fail to evaluate properly the risks posed by ABS in respect of which we issue credit default swaps, we may incur losses which, if significant, could have a material adverse effect on our results of operations.

PRS Trading Strategies commenced operations in January 2006. PRS Trading Strategies trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade debt securities, among others. These trading activities are new to us and are not yet profitable. If our trading strategies continue to incur losses over a protracted period, it could have an adverse impact on our business and our results of operations. In addition, PRS Trading Strategies may from time to time assume certain risks of loss relating to loan financing arrangements. Although we expect that our potential losses will generally be capped, these arrangements expose our business to risks that could have a material adverse effect on our results of operations.

Risks Related to Taxation

Our status as a PFIC may result in significant additional tax costs for shareholders who are United States taxpayers.

Primus Guaranty and Primus Bermuda are likely to be and remain passive foreign investment companies, or PFICs, for United States federal income tax purposes. There are potentially adverse United States federal income tax consequences of investing in a PFIC for a shareholder who is a United States taxpayer. These consequences include the following: (1) if a shareholder makes a ‘‘qualified electing fund,’’ or QEF, election with respect to Primus Guaranty and Primus Bermuda, the shareholder will have to include annually in his or her taxable income an amount reflecting an allocable share of the income of Primus Guaranty or Primus Bermuda, regardless of whether dividends are paid by Primus Guaranty to the shareholder, (2) if a shareholder makes a mark-to-market election with respect to Primus Guaranty, the shareholder will have to include annually in his or her taxable income an amount reflecting any year-end increases in the price of our common shares, regardless of whether dividends are paid by Primus Guaranty to the shareholder (moreover, it is unclear how such an election would affect the shareholder with respect to Primus Bermuda), and (3) if a shareholder does not make a QEF election or a mark-to-market election, he or she may incur significant additional United States federal income taxes with respect to dividends on, or gain from, the sale or other disposition of, our common shares, or with respect to dividends from Primus Bermuda to us, or with respect to our gain on any sale or other disposition of Primus Bermuda shares.

If we are found to be engaged in a United States business, we may be liable for significant United States taxes.

We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Guaranty’s ownership interest in PRS Trading Strategies (which for U.S. federal income tax purposes is treated as a disregarded entity, or branch, of Primus Guaranty), Primus Bermuda’s indirect ownership interest in Primus Financial (which, for U.S. federal income tax purposes, is treated as a partnership interest), and Primus Bermuda’s ownership interest in PGUK (which for U.S. federal income tax purposes is treated as a disregarded entity, or branch, of Primus Bermuda), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the United States for U.S. federal income tax purposes. Consequently, we do not expect to pay U.S. corporate income or branch profits tax on Primus Financial’s, PRS Trading Strategies’ or PGUK’s income. However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is fact-based and there are no definitive standards for making such a determination, there can be no assurance that the IRS, will not contend successfully that Primus Guaranty, Primus Bermuda, Primus Financial, PRS Trading Strategies or PGUK are engaged in a trade or business in the United States. The maximum combined rate of U.S.

corporate federal, state and local income tax that could apply to Primus Financial, Primus Bermuda, Primus Guaranty, PRS Trading Strategies or PGUK, were they found to be engaged in a United States business in New York City and subject to income tax, is currently approximately 46%. This combined income tax rate does not include U.S. branch profits tax that would be imposed on Primus Bermuda, were Primus Financial or PGUK, found to be engaged in a U.S. business and deemed to be making distributions to Primus Bermuda, or that would be imposed on Primus Guaranty were PRS Trading Strategies found to be engaged in a U.S. business and deemed to be making distributions to Primus Guaranty. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed.

If the IRS successfully challenges the treatment Primus Financial has adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial could be adversely affected.

Consistent with its treatment of the credit swaps sold by Primus Financial as the sale of options for United States federal income tax purposes, we have determined that in general Primus Financial will recognize income or loss as a protection seller only upon occurrence of a credit event under or termination of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for United States federal income tax purposes, and we do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. Certain proposals under discussion could be inconsistent with the tax treatment adopted by Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated differently or these proposals were adopted, (1) the timing of the income recognized by Primus Financial could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda, as a non-United States person, could be subject to United States income tax, or withholding tax at the rate of 30%. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a United States trade or business, Primus Bermuda’s recognition of taxable income would be accelerated.

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

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition and operating results.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Primus Guaranty, Primus Bermuda and Primus Re, an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then, subject to certain limitations, the imposition of any such tax will not be applicable to Primus Guaranty, Primus Bermuda, Primus Re or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since we are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and reduce our net income.

The Organization for Economic Cooperation and Development, or the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a ‘‘Global Forum,’’ Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Primus Financial occupies approximately 17,500 square feet in New York, New York under a lease that expires in 2016. In 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. We do not lease or own real property in Bermuda. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate any foreseeable expansion of our operations.

Item 3.    Legal Proceedings

In the ordinary course of operating our business, we may encounter litigation from time to time. However, we are not party to nor are we currently aware of any material pending or threatened litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NYSE under the symbol ‘‘PRS.’’ The following table sets forth, for the indicated periods, the high, low and closing sales prices of our common shares in U.S. dollars, as reported on the NYSE:

Year ended December 31, 2006	High	Low	Close
First Quarter	$13.78	$10.80	$11.15
Second Quarter	$14.00	$9.71	$11.10
Third Quarter	$12.21	$10.22	$12.11
Fourth Quarter	$12.25	$10.91	$11.55
Year ended December 31, 2005	High	Low	Close
First Quarter	$16.55	$12.85	$13.03
Second Quarter	$15.12	$11.40	$14.48
Third Quarter	$14.78	$10.33	$10.88
Fourth Quarter	$13.05	$8.65	$13.05

Shareholder Information

As of March 2, 2007, 44,927,705 common shares were issued and outstanding, and held by approximately 47 shareholders of record.

Dividend and Distribution Information

We have not paid dividends on our common shares in the past and do not intend to for the foreseeable future. We plan to retain our earnings for use in the operation of our business and to fund future growth. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

In addition, we are subject to Bermuda law and regulatory constraints that will affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act, each of Primus Guaranty, Primus Bermuda and Primus Re may not declare or pay a dividend out of distributable reserves if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their respective liabilities as they become due; or if the realizable value of their respective assets would thereby be less than the aggregate of their respective liabilities and issued share capital and share premium accounts.

Performance Graph

Set forth below is a performance graph comparing the cumulative total shareholder return through December 31, 2006 on the Company’s common shares against the cumulative return of the S&P Small Cap 600 Index and Russell 1000 Financial Sector, assuming an investment of $100 on September 30, 2004.

	Cumulative Total Return
	9/30/04	12/31/04	12/31/05	12/31/06
Primus Guaranty, Ltd	$100.00	$121.41	$96.67	$85.55
S&P Small Cap 600 Index	$100.00	$113.00	$121.68	$140.07
Russell 1000 Financial Sector	$100.00	$108.72	$116.30	$134.41

Item 6.	Selected Financial Data

The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data for years ended December 31, 2006, 2005, 2004, 2003 and 2002 from our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and audited by Ernst & Young LLP. Until March 2002, we were in a development stage. We were capitalized on March 14, 2002 and began to sell credit swaps in June 2002. The following information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(amounts in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statement of Operations:
Revenues:
Net credit swap revenue(1)	$116,083	$23,106	$47,729	$103,326	$14,761
Premiums earned on financial guarantees	400	405	395	—	—
Asset management and advisory fees	1,263	190	15	—	—
Interest income	28,374	16,047	4,850	2,617	1,610
Other trading revenue	1,770	—	—	—	—
Foreign currency revaluation income (loss)	(26)	(1,546)	726	—	—
Other income	—	—	40	107	12
Total revenues	$147,864	$38,202	$53,755	$106,050	$16,383
Expenses:
Compensation and employee benefits	$21,512	$15,935	$17,801	$11,701	$8,156
Interest expense	10,849	2,660	881	—	—
Other expenses	14,887	11,613	9,204	14,196	11,042
Total expenses	$47,248	$30,208	$27,886	$25,897	$19,198
Distributions on preferred securities of subsidiary	$(5,683)	$(3,865)	$(2,138)	$(1,854)	$—
Income (loss) before provision (benefit) for income taxes	$94,933	$4,129	$23,731	$78,299	$(2,815)
Provision (benefit) for income tax	42	46	46	(172)	254
Net income (loss)	$94,891	$4,083	$23,685	$78,471	$(3,069)
Basic earnings (loss) per share.	$2.19	$0.09	$1.44	$31.18	$(1.22)
Diluted earnings (loss) per share	$2.13	$0.09	$0.59	$2.33	$(1.22)
Weighted average number of common shares outstanding:
Basic	43,306	43,150	16,486	2,517	2,510
Diluted	44,472	44,645	40,256	33,737	2,510

(1)	Net credit swap revenue consists of the following:

Net premiums earned	$69,408	$52,705	$42,475	$38,958	$12,131
Net realized gains (losses) on credit swaps	(1,769)	(5,162)	5,522	17,629	2,843
Net unrealized gains (losses) on credit swaps	48,444	(24,437)	(268)	46,739	(213)
Total net credit swap revenue	$116,083	$23,106	$47,729	$103,326	$14,761

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Assets
Cash and cash equivalents	$204,428	$69,355	$320,989	$257,967	$220,975
Available-for-sale investments	584,911	560,147	161,101	3,968	—
Unrealized gain on swaps, at fair value	73,330	25,342	46,517	46,594	5,705
Fixed assets and software costs, net	5,510	4,993	6,097	7,124	12,322
Other assets	34,289	13,245	8,014	5,776	5,859
Total assets	$902,468	$673,082	$542,718	$321,429	$244,861
Liabilities and shareholders’ equity
Unrealized loss on swaps, at fair value	$2,931	$3,521	$259	$68	$5,918
Long-term debt	325,000	200,000	75,000	—	—
Other liabilities	13,925	9,189	7,941	8,002	5,191
Total liabilities	$341,856	$212,710	$83,200	$8,070	$11,109
Preferred securities of subsidiary	$98,521	$98,521	$98,521	$98,521	$98,521
Shareholders’ equity
Common shares	$3,470	$3,454	$3,422	$230	$208
Additional paid-in-capital	269,420	265,966	264,973	1,325	211
Convertible preferred shares	—	—	—	143,908	143,908
Warrants	612	612	612	1,070	1,070
Accumulated other comprehensive loss	(2,375)	(4,254)	—	—	—
Retained earnings (accumulated deficit)	190,964	96,073	91,990	68,305	(10,166)
Total shareholders’ equity	$462,091	$361,851	$360,997	$214,838	$135,231
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$902,468	$673,082	$542,718	$321,429	$244,861
Per Share Data:
Book value per share(1)	$10.65	$8.38	$8.44	$82.63	$51.95

(1)	Book value per share is based on total shareholders’ equity divided by basic common shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in ‘‘Risk Factors’’ under Item 1A of this Annual Report on Form 10-K and under the heading ‘‘Cautionary Note Regarding Forward-Looking Statements.’’

Business Overview

Primus Guaranty, Ltd. is a holding company that was incorporated in Bermuda in 1998 and conducts business through several operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC, a limited liability company with ‘‘AAA/Aaa’’ counterparty ratings by Standard & Poor’s Ratings Group, or S&P, and Moody’s Investors Service, Inc., or Moody’s, respectively. Primus Asset Management, Inc., or Primus Asset Management, one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities. PRS Trading Strategies, LLC, or PRS Trading Strategies, another of our principal operating subsidiaries, trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities, among others.

Primus Financial

Primus Financial Products, LLC, or Primus Financial, is a ‘‘AAA/Aaa’’ rated seller of credit swaps against credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium we agree, upon the occurrence of a default or other credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, which we refer to as a Reference Entity, to pay our counterparty an agreed amount, which are referred to as ‘‘single name credit swaps.’’ To date, we have not experienced a credit event on any Reference Entity in our portfolio. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple Reference Entities, which we refer to as ‘‘tranches’’. Primus Financial recently received the rating agencies’ approval to sell credit swaps referencing residential mortgage-backed securities and commercial mortgage-backed securities, which we refer to as ABS. Primus Financial has begun selling credit swaps against ABS having an assigned rating of ‘‘BBB/Baa’’ (or the equivalent thereof) or better from a recognized rating agency.

As of December 31, 2006, Primus Financial had $624.5 million of capital resources to support its ‘‘AAA/Aaa’’ counterparty ratings. At December 31, 2006, the credit swaps in our portfolio had an average maturity of 3.1 years.

Primus Asset Management

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the investment portfolios of its affiliates Primus Financial and PRS Trading Strategies, LLC. Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or synthetic CDO’s, on behalf of third parties. The synthetic CDO’s issue securities backed by one or more credit swaps sold against unaffiliated clients’ debt obligations. In addition, Primus Asset Management has commenced acting as asset manager with respect to collateralized loan obligation, or CLO, transactions. A CLO is a debt security backed by a pool of commercial loans. Primus Asset Management receives fees for its investment management services.

Primus Asset Management’s business plan is to expand its assets under management, asset classes and strategies it manages.

Primus Asset Management is managed by an experienced team of professionals with expertise in credit analysis and structuring, investing, risk management and market analysis.

PRS Trading Strategies

PRS Trading Strategies, LLC, or PRS Trading Strategies, commenced operations in January 2006, with $50 million of capital contributed by Primus Guaranty from the proceeds of our initial public offering. PRS Trading Strategies trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities, among others. Unlike Primus Financial, PRS Trading Strategies has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. PRS Trading Strategies does not engage in trading activity with Primus Financial.

Net Credit Swap Revenue

Net credit swap revenue in our consolidated statements of operations, comprises the premiums earned and expensed on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Net credit swap revenue is earned by both Primus Financial and PRS Trading Strategies. Although both companies earn net credit swap revenue, the strategies of the two companies are different. Primus Financial generally sells credit swaps in order to earn premium income over the tenor of the contract, generally five years, whereas PRS Trading Strategies engages in the active buying and selling of credit swaps and generally will only hold positions for a limited portion of the swap’s full tenor.

We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income. In accordance with U.S. GAAP, we carry our credit swaps on our consolidated statements of financial condition at their fair value. Changes in the fair value of our credit swap portfolio are included as a component of net credit swap revenue in our consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to our net credit swap revenue and the decline will subtract from our net credit swap revenue for that period. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

In general, the fair values of individual credit swaps are aggregated by counterparty for presentation in our consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value, in our consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value, in our consolidated statements of financial condition. Aggregation by counterparty is applied where an executed ISDA Master Agreement is in place with the counterparty. In instances where we do not yet have an executed ISDA Master Agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss. As of December 31, 2006, we had no outstanding credit swaps with any counterparties with whom we had not yet executed ISDA Master Agreements. Primus Financial and PRS Trading Strategies each enter into a valid ISDA Master Agreement with each of their counterparties.

As a general rule, when Primus Financial sells credit swaps, it is our intention to maintain the transaction until maturity. However, there are two sets of circumstances in which we could elect to terminate transactions prior to maturity, and we monitor our portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever we receive new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, we consider the possibility of terminating the transaction,

usually at a loss, to avoid a larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs our decision regarding termination in these circumstances is whether we believe that the underlying risk has become substantially greater than the level of risk we would choose to assume in entering into a new sale of credit swaps. Since inception, we have terminated due to credit considerations less than 2% of the notional amount of credit swaps sold.

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

In the past, we purchased a limited amount of credit swaps as short-term investments, and incurred the cost of paying premiums until the purchased swaps were terminated. We undertook these transactions with the expectation that the market credit swap premium level for the Reference Entity would rise subsequent to our purchase of swaps and that we would be able to terminate the swap at a realized net gain. We did not achieve the results we expected from this strategy and wound down the portfolio to zero during the last quarter of 2005.

During 2006, PRS Trading Strategies traded in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade debt securities, among others. In addition, PRS Trading Strategies entered into total return swap transactions, under which PRS Trading Strategies receives interest and other payments based on certain mutually agreed reference loans, and pays a financing interest expense based on the principal amount of such loans. PRS Trading Strategies takes the risk that the referenced loans deteriorate in value and conversely receives the benefit from any appreciation in the value of loans referenced in each total return swap. PRS Trading Strategies earned trading revenues in connection with loans accumulated in connection with Primus CLO I, in the ‘‘warehouse period’’ before the CLO was launched. A major financial institution provided funding for the loans accumulated in the warehouse and PRS Trading Strategies and the major financial institution agreed to share equally in the net interest earned on the loans, after deduction of funding costs paid to the major financial institution. PRS Trading Strategies and a major financial institution also agreed to share equally in any gains or losses arising from the sale of loans during the warehouse period, although there was limited recourse to PRS Trading Strategies.

CLO Transaction and Warehouse Loan Agreements

On December 19, 2006, the Company completed its first CLO offering through Primus CLO I, Ltd (a special purpose entity or SPE). Primus Asset Management is acting as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset

Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. The Company has invested $6.5 million for a 25% equity portion of the CLO. The Company’s ultimate exposure to loss in the CLO is limited to the amount of its equity investment in the CLO.

Prior to the closure of the Company’s CLO, the Company’s subsidiaries, Primus Asset Management and PRS Trading Strategies entered into a credit agreement (together with certain other related agreements, hereafter referred to as the ‘‘warehouse loan agreements’’) with a major financial institution and the special purpose entity. During the warehouse period, the special purpose entity accumulates a portfolio of loan assets, and subsequently issues securities in the form of a collateralized loan obligation. Under the terms of the agreements, the SPE was able to finance the purchase and accumulation of loans to an amount up to $400 million.

Each time the Company is involved in a CLO transaction, the Company performs an analysis to determine whether it is the primary beneficiary and accordingly, would be required to consolidate the SPE in its consolidated financial statements. The Company has determined, that it is not the primary beneficiary of Primus CLO I, Ltd. and, accordingly, the SPE is not consolidated in the Company’s financial statements.

Revenue generated from the warehouse loan agreements is recorded in other trading revenues, as presented in the consolidated statements of operations, and comprises the Company’s share of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

Income Taxes

Primus Guaranty, PRS Trading Strategies, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). For United States federal income tax purposes, Primus Guaranty and Primus Bermuda are likely to be treated as PFICs.

Critical Accounting Policies

Valuation of Credit Swaps

From the inception of our business, we have applied Statement of Financial Accounting Standards, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments. SFAS 133 requires recognition of all credit swaps on the consolidated statements of financial condition at fair value.

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

Share-Based Employee Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee options and other forms of equity compensation based on estimated fair values.

Prior to the adoption of SFAS No. 123(R), the Company used the fair value approach for recording share-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Share-based Compensation, as amended by SFAS No. 148, Accounting for Share Based Compensation – Transition and Disclosure. The approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS 123, therefore, there were no material changes made to our recognition method upon adoption of SFAS No. 123(R). Under the fair value method, share-based compensation expense had been recognized in our results of operations in prior periods.

Compensation expense is recognized based on the fair value of options, performance shares, restricted shares and restricted share units (‘‘RSU’’) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for share awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model.

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Overview

Our net income for the year ended December 31, 2006 was $94.9 million compared with $4.1 million for the year ended December 31, 2005. The increase in net income during 2006 was primarily due to the mark-to-market unrealized gains on credit swaps from the portfolio of credit swaps sold by Primus Financial, compared with unrealized losses in the portfolio in 2005.

Interest income on our portfolio of investments was $28.4 million in 2006, compared with $16.0 million in 2005. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125.0 million debt issuance by Primus Financial in December 2005.

Interest expense and distributions on preferred shares issued by Primus Financial were $16.5 million in 2006, compared with $6.6 million in 2005. The increase is due to higher market interest rates in 2006, together with the interest expense associated with the $125.0 million debt issuance by Primus Financial in December 2005.

Our operating expenses were $36.4 million in 2006, compared with $27.5 million in 2005. The increase was primarily due to higher compensation and employee benefits as a result of increased headcount and higher professional fees, including employee recruiting costs. Included in 2006 was a credit of approximately $650 thousand related to a reduction in share compensation expense as a result of employee departures.

Net Credit Swap Revenue

Net credit swap revenue was $116.1 million and $23.1 million for the year ended December 31, 2006 and 2005, respectively.

The table below shows the Company’s total net credit swap revenues, which are generated by Primus Financial and PRS Trading Strategies for the years ended December 31, 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Primus Financial	$116,651	$23,106
PRS Trading Strategies	(568)	—
Total consolidated net credit swap revenue	$116,083	$23,106

Net credit swap revenue is discussed below for Primus Financial.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue was $116.7 million and $23.1 million for the years ended December 31, 2006 and 2005, respectively. Net credit swap revenue for Primus Financial excludes $321 thousand and $346 thousand, for the years ended December 31, 2006 and 2005, respectively, of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as these amounts are eliminated in consolidation.

Net credit swap revenue includes:

•    Net premiums earned;

•    Net realized gains (losses) on credit swaps; and

•    Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue for the years ended December 31, 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Net premiums earned	$69,446	$52,705
Net realized losses on credit swaps	(1,496)	(5,162)
Net unrealized gains (losses) on credit swaps	48,701	(24,437)
Total net credit swap revenue	$116,651	$23,106

The components of net credit swap revenue are discussed further below:

Net Premiums Earned – Primus Financial

Net premiums earned were $69.4 million and $52.7 million for the years ended December 31, 2006 and 2005, respectively. Net premiums earned include:

•    Premium income on credit swaps sold;

•    Premium income on tranches sold;

•    Premium income on credit swaps sold on asset backed securities (ABS);

•    Premium expense on credit swaps purchased as short-term investments; and

•    Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The table below shows the components of net premiums earned for the years ended December 31, 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Premium income on credit swaps sold	$66,824	$53,702
Premium income on tranches sold	2,619	324
Premium income on ABS credit swaps sold	3	—
Premium expense on credit swaps purchased as short-term investments	—	(1,254)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	—	(67)
Total net premiums earned	$69,446	$52,705

Premium income on credit swaps sold was $66.8 million and $53.7 million during the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $14.9 billion and $12.2 billion for the years ended December 31, 2006 and 2005, respectively.

We began to sell credit swaps in tranche format during the second quarter of 2005, whereby we sell credit swaps referencing portfolios containing obligations of multiple Reference Entities. Premium income from the tranches sold was $2.6 million and $324 thousand for the years ended December 31, 2006 and 2005, respectively. The average notional amount outstanding was $288.0 million and $38.0 million for the years ended December 31, 2006 and 2005, respectively.

During the fourth quarter of 2006, we received rating agency approval to sell credit protection on asset-backed securities (ABS).

The portfolio of credit swaps purchased for short-term investment purposes and to offset credit risk was wound down to zero during 2005 and there was no premium expense for swaps of these types in 2006.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the years ended December 31, 2006 and 2005 are summarized below (in thousands):

	Years ended December 31,
	2006	2005
Realized gains on terminated credit swaps sold	$1,519	$1,090
Realized gains on terminated tranches sold	483	—
Realized losses on terminated credit swaps sold	(3,498)	(4,601)
Realized gains on terminated credit swaps purchased as short-term investments	—	719
Realized losses on terminated credit swaps purchased as short-term investments	—	(2,196)
Realized losses on terminated credit swaps purchased to offset credit risk on certain swaps sold	—	(174)
Total net realized losses on credit swaps	$(1,496)	$(5,162)

Net realized losses on the early termination of credit swaps were $1.5 million and $5.2 million for the years ended December 31, 2006 and 2005, respectively. We terminated $445.7 million and $428.0 million notional amount of credit swaps sold during the years ended December 31, 2006 and 2005, respectively. We received $1.5 million and $1.1 million from the early termination of swaps at a realized gain during the years ended December 31, 2006 and 2005, respectively. We incurred realized losses of $3.5 million and $4.6 million during the years ended December 31, 2006 and 2005, respectively, from the early termination of swaps primarily in order to mitigate credit risk.

We terminated $50.0 million notional of tranches sold during the fourth quarter of 2006, resulting in a realized gain of $483 thousand.

We terminated $484.0 million notional amount of credit swaps purchased during the year ended December 31, 2005, resulting in a net realized loss of $1.5 million. During the course of 2005 we wound down our portfolio of credit swaps purchased and, as a consequence, there were no realized gains or losses on this portfolio in 2006.

During the third quarter of 2005, we terminated our position where we had purchased credit swaps to offset credit risk on certain swaps sold and we realized a loss of $174 thousand.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the years ended December 31, 2006 and 2005 are summarized below (in thousands):

	Years ended December 31,
	2006	2005
Net unrealized gains (losses) on credit swaps sold	$52,437	$(27,530)
Net unrealized gains (losses) on tranches sold	(3,713)	685
Net unrealized losses on ABS credit swaps sold	(23)	—
Net unrealized gains on credit swaps purchased as short-term investments	—	2,202
Net unrealized gains on credit swaps purchased to offset credit risk on certain credit swaps sold	—	206
Total net unrealized gains (losses) on credit swaps	$48,701	$(24,437)

Net unrealized gains (losses) on Primus Financial’s credit swaps were $48.7 million and $(24.4) million for the years ended December 31, 2006 and 2005, respectively. The change in unrealized gains

(losses) on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The gain during the year of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that period. Market premium levels at December 31, 2005 were higher than those prevailing at December 31, 2004, which resulted in the unrealized loss in the years ended December 31, 2005.

Asset Management and Advisory Fees

We recognized $1.3 million and $190 thousand of asset management and advisory fees for the years ended December 31, 2006 and 2005, respectively. During the second quarter of 2006, we closed on our third credit swap asset management transaction, in which we manage a portfolio of credit swaps on behalf of third parties in exchange for management fees. During the third quarter of 2006, on behalf of another third party, we received an advisory fee of $400 thousand for the arrangement of a credit swap tranche transaction. On December 19, 2006, the Company completed its first CLO offering of Primus CLO I, Ltd. Primus Asset Management will act as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. Some of our asset management contracts also provide for the receipt of contingent performance fees at maturity, none of which has been earned or accrued at December 31, 2006 or 2005, respectively.

Interest Income

We earned interest income of $28.4 million and $16.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in interest income is primarily attributable to higher average invested balances resulting from the December 2005 issuance of $125.0 million of subordinated debt by Primus Financial and retained cash earnings, together with higher yields on our investment portfolio. The increase in yields is attributable to generally increasing market rates of interest during 2005 and 2006.

Weighted average yields on our cash, cash equivalents and investments were 4.39% during the year ended December 31, 2006 compared with 3.28% for the year ended December 31, 2005.

The table below summarizes our interest income for the years ended December 31, 2006 and 2005 and our total cash, cash equivalents, available-for-sale and trading account assets at December 31, 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Interest income	$28,374	$16,047
Cash and cash equivalents*	$204,428	$69,355
Available-for-sale and trading account assets	599,448	560,147
Total cash, cash equivalents and available-for-sale and trading account assets	$803,876	$629,502

*	Included in cash and cash equivalents are the net proceeds of approximately $121 million from our senior note offering on December 27, 2006.

Other Trading Revenue

During the year ended December 31, 2006, PRS Trading Strategies recorded other trading revenues of $1.7 million. Other trading revenues comprises the net trading gains from PRS Trading Strategies’ total return swaps, loan warehousing and bond trading activities. PRS Trading Strategies commenced operations in January 2006 and therefore prior year comparison information is not available.

Foreign Currency Revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 29% of the notional amount of our Primus Financial credit swaps sold portfolio at December 31, 2006. Until the fourth quarter of 2005, net premiums received from swaps denominated in euros were retained in euros. We now sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the year ended December 31, 2006, we recorded a revaluation loss of $26 thousand on our significantly reduced holdings of euros. During the year ended December 31, 2005, the euro depreciated in value against the U.S. dollar resulting in currency revaluation losses of $1.5 million on our holdings of euros.

Operating Expenses

Our operating expenses were $36.4 million and $27.5 million for the years ended December 31, 2006 and 2005, respectively, as summarized below (in thousands):

	Years ended December 31,
	2006	2005
Compensation and employee benefits	$21,512	$15,935
Professional and legal fees	5,147	4,534
Depreciation and amortization	2,517	2,123
Technology and data	2,427	1,630
Other	4,796	3,326
Total operating expenses	$36,399	$27,548
Number of full-time employees, at end of period	52	35

Compensation expense for the year ended December 31, 2006 increased $5.6 million over the comparable prior year. Overall, the increase was primarily the result of an increase in headcount as we expand our business operations and higher performance based incentives. Included in the year ended December 31, 2006, was a credit of approximately $650 thousand related to a reduction in share compensation expense as a result of employee departures. Compensation expense for the year ended December 31, 2005 included approximately $800 thousand related to the accelerated compensation expenses and accelerated vesting of shares related to the departure of former employees. Our accrued cash incentive compensation expense was $8.8 million for the year ended December 31, 2006, compared with an accrued expense of $4.8 million in the corresponding year of 2005. Share compensation expense was approximately $3.7 million for both years ended December 31, 2006 and 2005, respectively.

The increase in professional fees is primarily related to increased provisions for legal fees and employee recruiting costs. The increase in depreciation and amortization expense is due to the increase in purchases of fixed assets and higher capitalized software costs. The increase in technology and data expense was primarily attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build out. The increase in other expenses was primarily due to travel related costs and occupancy expenses associated with the additional office space in New York and London.

Interest Expense and Preferred Distributions

For the years ended December 31, 2006 and 2005, we incurred $10.8 million and $2.7 million of interest expense, respectively. The interest expense was incurred on the $75.0 million 30-year subordinated debt and the $125.0 million 15.5 year subordinated deferrable interest notes that were issued by Primus Financial in July 2004 and December 2005, respectively. The interest rate for the 30-year subordinated debt averaged 5.06% and 3.11% for the years ended December 31, 2006 and 2005, respectively.

On December 27, 2006, Primus Guaranty, Ltd. completed an offering of $125 million of 7% senior notes, which mature in December 2036. Interest on the senior notes will be payable quarterly of each year, beginning on March 27, 2007.

On December 19, 2005, Primus Financial issued $125.0 million of subordinated deferrable interest notes, which mature in June 2021. The average interest rate on these notes was 5.32% during the year ended December 31, 2006.

Primus Financial also made net distributions of $5.7 million and $3.9 million during the years ended December 31, 2006 and 2005, respectively, on the Primus Financial Cumulative Preferred Shares issued in December 2002. The average rate on these securities was 5.73% and 3.95% during the years ended December 31, 2006 and 2005, respectively.

Income Taxes

Provision for income taxes was $42 thousand and $46 thousand for the years ended December 31, 2006 and 2005, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.5 million and $4.8 million as of December 31, 2006 and December 31, 2005, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $49.2 million and approximately $3.7 million for the years ended December 31, 2006 and 2005, respectively.

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

•    Net realized gains (losses) on credit swaps; and

•    Net unrealized gains (losses) on credit swaps.

The table below shows the component parts of net credit swap revenue for the years ended December 31, 2005 and 2004 (in thousands):

	Years ended December 31,
	2005	2004
Net premiums earned	$52,705	$42,475
Net realized (losses) gains on credit swaps	(5,162)	5,522
Net unrealized losses on credit swaps	(24,437)	(268)
Total net credit swap revenue	$23,106	$47,729

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

The increase in net premiums earned was primarily driven by the increase in the size of the credit swaps sold portfolio from the 2004 period, slightly offset by an increase in the premiums paid for credit swaps purchased for short-term investment purposes. The table below shows the component parts of net premiums earned for the years ended December 31, 2005 and 2004 (in thousands):

	Years ended December 31,
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

Net Realized Gains (Losses) on Credit Swaps

Primus Financial’s business strategy is generally to hold swaps we sell until maturity. However, there are circumstances in which we may terminate a credit swap prior to maturity, either as a result of credit considerations or portfolio rebalancing considerations. We cannot identify at the outset of any credit swap transaction whether the credit swap will be terminated or otherwise disposed of prior to its maturity. If the credit swaps we terminate are at attractive market values, we are able to realize gains.

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

In the past we also purchased credit protection as a short-term investment, and, in that case, early termination of the credit swaps was a fundamental part of our business strategy. In the course of 2005, we terminated the portfolio of swaps purchased as short-term investments because results had not met our expectations. We terminated $484.0 million and $257.7 million notional amount of credit swaps purchased during the years ended December 31, 2005 and 2004, respectively. We realized a net loss of $1.5 million and a net gain of $1.1 million from the early termination of credit swaps purchased as short-term investments for the years ended December 31, 2005 and 2004, respectively. Net realized gains (losses) for the years ended December 31, 2005 and 2004 are summarized below (in thousands):

	Years ended December 31,
	2005	2004
Realized gains on terminated credit swaps sold	$1,090	$5,533
Realized losses on terminated credit swaps sold	(4,601)	(1,139)
Realized gains on terminated credit swaps purchased as short-term investments	719	1,260
Realized losses on terminated credit swaps purchased as short-term investments	(2,196)	(132)
Realized losses on terminated credit swaps purchased to offset credit risk on certain swaps sold	(174)	—
Total net realized gains (losses) on terminated credit swaps	$(5,162)	$5,522

Net Unrealized Gains (Losses) on Credit Swaps

Net unrealized losses on credit swaps were $24.4 million for the year ended December 31, 2005 as compared with a loss of $268 thousand for the year ended December 31, 2004. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The loss in 2005 on credit swaps sold is partly attributable to an erosion of fair value as a result of the credit swaps with positive fair values having shorter remaining maturities and partly due to unrealized losses on credit swaps on certain reference entities which were downgraded and/or the subject of leveraged buy-outs during the period. The unrealized gain on credit swaps purchased as short-term investments in 2005 is due to the termination of our positions in this portfolio, with the result that unrealized losses were converted from an unrealized to a realized status. The unrealized gains and losses on credit swaps sold, tranches sold and credit swaps purchased as short-term investments and for credit risk offset purposes for the years ended December 31, 2005 and 2004 are summarized below (in thousands):

	Years ended December 31,
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

Interest Income Earned

We earned interest income of $16.0 million and $4.9 million for the years ended December 31, 2005 and 2004, respectively. The increase in interest income is attributable to higher average invested balances derived from the July 2004 issuance of $75 million of subordinated debt by Primus Financial and the raising of additional equity through our initial public offering in October 2004, retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher market rates of interest prevailing during 2005, coupled with an extension in the duration of our investment portfolio. Weighted average yields on the cash equivalents and available-for-sale investments were 3.22 % in the year ended December 31, 2005 compared with 1.42 % for the year ended December 31, 2004. Our total cash, cash equivalents and available-for-sale investments were approximately $629.5 million and $482.1 million as of December 31, 2005 and 2004, respectively.

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

Operating Expenses

Our operating expenses were $27.5 million and $27.0 million for the years ended December 31, 2005 and 2004, respectively, as summarized below (in thousands):

	Years ended December 31,
	2005	2004
Compensation and employee benefits	$15,935	$17,801
Professional and legal fees	4,534	2,414
Depreciation and amortization	2,123	1,951
Technology and data feeds	1,630	1,363
Other	3,326	3,476
Total operating expenses	$27,548	$27,005
Number of full-time employees, at year end	35	33

Employee compensation in 2004 includes $3.3 million of compensation cost due to accelerated vesting of employee shares associated with our initial public offering. Excluding this accelerated vesting cost, employee compensation increased in 2005 by $1.4 million. This increase was due in part to the increase in our number of employees as our business expanded its operations. In addition, in the first quarter of 2005 we accrued an additional expense of approximately $800 thousand for the accelerated compensation expenses and accelerated vesting of shares related to the departure of former employees. Professional and legal fees expense includes audit and tax advisor expenses, legal costs and director and officer insurance expense. The increase in professional and legal fees is primarily related to the requirements of being a public company. Other operating expenses include rent, bank fees and investment management fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses.

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

Primus Financial also made net distributions of $3.9 million and $2.1 million during the years ended December 31, 2005 and 2004, respectively, on the Primus Financial Cumulative Preferred Shares issued in December 2002. The average rate paid on these securities was 3.95% and 2.06% during the years ended December 31, 2005 and 2004, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property leases	$11,168	$1,253		$2,506		$2,506		$4,903
Senior notes	125,000	—		—		—		125,000
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$336,168	$1,253		$2,506		$2,506		$329,903

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

Property leases:    Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. In 2006, Primus Financial amended the lease that extends its term to 2016 and adds approximately 5,500 square feet of additional space. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.

Senior notes and Subordinated deferrable interest notes:    For information on the terms of our debt, see note 11 of our notes to consolidated financial statements.

We have no other material long-term contractual obligations.

Liquidity and Capital Resources

Capital Strategy

Our consolidated cash, cash equivalents and securities were $803.9 million and $629.5 million as of December 31, 2006 and 2005, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs. Primus Guaranty completed its initial public offering on October 5, 2004 and issued 9,143,493 common shares at a price of $13.50, resulting in net proceeds of $110.7 million.

Primus Guaranty concurrently contributed $60.0 million of the initial public offering proceeds to Primus Financial, an operating subsidiary, to support the growth of its credit swap business. Primus Guaranty invested the remaining net proceeds from the initial public offering in short-term money market instruments, pending full deployment in our businesses. In January 2006, Primus Guaranty contributed $50.0 million to PRS Trading Strategies, a subsidiary company established to trade credit swaps and other trading instruments.

On December 27, 2006, Primus Guaranty completed an offering of $125 million of 7% senior notes, which mature in December 2036. The senior notes are senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. The senior notes are also structurally subordinated to all liabilities of Primus Guaranty’s subsidiaries. The senior notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the senior notes is payable quarterly, beginning on March 27, 2007. The senior notes are rated BBB+/Baa1 by S&P and Moody’s, respectively.

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business. At December 31, 2006, Primus Financial had cash, cash equivalents and investments of $624.5 million, which management believes is sufficient to operate its credit swap business.

Primus Financial receives cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash is used to pay operating and administrative expenses, premiums on credit swaps purchased, realized losses from the early termination of credit swaps, interest on debt and preferred share distributions.

In addition to the portion of the initial public offering proceeds contributed to Primus Financial as discussed above, Primus Financial has issued preferred shares and incurred indebtedness in order to increase its capital resources and grow its credit swap business. The following is a detailed discussion of Primus Financial’s financing transactions.

Primus Financial issued $110.0 million of Primus Financial Cumulative Preferred Shares on December 19, 2002 in two series, Series I and Series II, to a trust, or the Trust. In conjunction with the receipt of the securities, the Trust issued $100.0 million of Money Market Preferred Securities Custodial Receipts, or MMP Receipts, in two series, Series A and Series B, to various institutional investors in a private placement. The Trust also issued $10.0 million of Variable Inverse Preferred Securities Custodial Receipts that were retained by Primus Financial. One series of MMP Receipts pays distributions every 28 days based on an auction rate set on the prior business day and the other series makes payments quarterly, based on an auction rate, which was currently set annually until January 2007, but has now reverted to a 28 day rate-setting. After December 19, 2012, Primus Financial may redeem the securities, in whole or in part, on any distribution date at the face amount plus accumulated and unpaid dividends. However, Primus Financial is not required to redeem the securities, nor is it required to establish a sinking fund. For the years ended December 31, 2006, 2005 and 2004, Primus Financial made net distributions to holders of the Trust’s MMP Receipts in an amount equal to $5.7 million, $3.9 million and $2.1 million, respectively.

Primus Financial issued $75.0 million of subordinated deferrable interest notes on July 23, 2004. The notes are subordinated in right of payment to all existing and future senior indebtedness of Primus Financial, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate is set every 28 days through a monthly auction process. The notes mature in July 2034.

On December 19, 2005, Primus Financial issued in aggregate $125.0 million of subordinated deferrable interest notes, consisting of $75.0 million of Series A and $50.0 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to all existing and future senior indebtedness of Primus Financial, including counterparty claims, and to the subordinated deferrable interest notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the Series A notes and the Series B notes is set every 28 days through a monthly auction process.

Effective on March 23, 2006, with the consent of S&P and Moody’s, we terminated the $37.5 million liquidity facility that we previously maintained under our operating guidelines as an additional source of liquidity. Since inception, there were no credit events or any borrowings under such facility.

PRS Trading Strategies commenced operations in January 2006 with $50.0 million of capital contributed by Primus Guaranty from the proceeds of our initial public offering. The capital contribution will allow PRS Trading Strategies to trade in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities, among others. Unlike Primus Financial, PRS Trading Strategies has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations.

Cash Flows

Cash flows from operating activities   –   Net cash provided by operating activities were $42.2 million and $36.3 million for the years ended December 31, 2006 and 2005, respectively. This increase is primarily attributable to higher premium income on a larger credit swap portfolio during 2006 compared with 2005, as a result of the continued growth of our credit swap portfolio.

Net cash provided by operating activities was $36.3 million and $33.1 million for the years ended December 31, 2005 and 2004, respectively. This increase is primarily attributable to higher premium income on swaps sold during 2005 compared to 2004, as a result of the continued growth of our credit swap portfolio.

Cash flows from investing activities   –   Net cash used in investing activities were $21.9 million and $404.3 million for the years ended December 31, 2006 and 2005, respectively. The decrease was primarily due to reduced purchases of available-for-sale-investments in 2006 compared with 2005.

Net cash used in investing activities was $404.3 million and $158.1 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to higher purchases of available-for-sale investments during 2005 compared with the 2004, as a result of the proceeds from the issuance of deferrable notes and our initial public offering.

Cash flows from financing activities   –   Net cash provided by financing activities were $114.6 million and $116.4 million for the years ended December 31, 2006 and 2005, respectively. This decrease is primarily due to an increase in preferred distributions of our subsidiary and higher debt issuance costs during 2006 compared with 2005, partly offset by lower repurchase and retirement of our common shares.

Net cash provided by financing activities was $116.4 million and $188.0 million for the years ended December 31, 2005 and 2004, respectively. The decrease was primarily due to our initial public offering in October 2004, from which proceeds of $110.7 million, net of expenses, were received, as well as the issuance of our $75.0 million of subordinated deferrable interest notes in July 2004. This decrease was partially offset by the issuance of our $125.0 million of subordinated deferrable interest notes in December 2005.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating and financing expenses (including preferred distributions) over at least the next twelve months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Shares Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS No. 123 (R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123 (R). See note 18 of notes to consolidated financial statements for further detail.

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

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (‘‘FSP FIN 46(R)-6’’). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a variable interest entity (VIE), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. The Company adopted FSP FIN 46(R)-6 during the third quarter of 2006 and applied it prospectively to all entities in which the Company first became involved with. The adoption of FSP FIN 46(R)-6 did not have a material effect on the Company’s consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of December 31, 2006, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $5.6 million. We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Cumulative Preferred Shares pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts, but would not affect distributions on the Series B MMP Receipts as the interest and auction rate for such MMP Receipts were set for a one year period on January 20, 2006. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually.

Counterparty risk represents the potential for loss should one or more of our counterparties be unable to meet its obligations due to bankruptcy or a similar event, which could adversely affect our results of operations. Our counterparties generally have investment grade credit ratings. At December 31, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty were $5.0 million and $25 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as AAA/Aaa rating in our credit swap portfolio.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of Primus Guaranty, Ltd.

We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. (the ‘‘Company’’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Primus Guaranty, Ltd’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

March 8, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of Primus Guaranty, Ltd.

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that Primus Guaranty, Ltd. (the ‘‘Company’’) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primus Guaranty, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Primus Guaranty, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Primus Guaranty, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Primus Guaranty, Ltd. as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

March 8, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on that criteria.

Ernst & Young LLP, an independent registered public accounting firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears on page 55.

/s/ Thomas W. Jasper	/s/ Richard Claiden
Thomas W. Jasper	Richard Claiden
Chief Executive Officer	Chief Financial Officer

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(dollars in 000s except per share amounts)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$204,428	$69,355
Available-for-sale investments	584,911	560,147
Trading account assets	14,537	—
Accrued interest receivable	6,374	5,127
Accrued premiums and receivables on credit and other swaps	4,022	3,461
Premiums receivable on financial guarantees	—	300
Unrealized gain on credit and other swaps, at fair value	73,330	25,342
Fixed assets and software costs, net	5,510	4,993
Debt issuance costs, net	7,399	3,147
Other assets	1,957	1,210
Total assets	$902,468	$673,082
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$2,854	$3,035
Accrued compensation	8,800	4,833
Interest payable	625	404
Accrued premiums on credit and other swaps	44	—
Taxes payable	7	54
Unrealized loss on credit and other swaps, at fair value	2,931	3,521
Trading account liabilities	1,002	—
Deferred credit swap premiums	23	46
Deferred financial guarantee premiums	—	401
Deferred rent payable	570	416
Long-term debt	325,000	200,000
Total liabilities	341,856	212,710
Preferred securities of subsidiary	98,521	98,521
Commitments and contingencies
Shareholders’ equity
Common shares, $0.08 par value, 62,500,000 shares authorized, 43,380,893 and 43,176,511 shares issued and outstanding at December 31, 2006 and 2005	3,470	3,454
Additional paid-in-capital	269,420	265,966
Warrants	612	612
Accumulated other comprehensive loss	(2,375)	(4,254)
Retained earnings	190,964	96,073
Total shareholders’ equity	462,091	361,851
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$902,468	$673,082

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(dollars in 000s except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues
Net credit swap revenue	$116,083	$23,106	$47,729
Premiums earned on financial guarantees	400	405	395
Asset management and advisory fees	1,263	190	15
Interest income	28,374	16,047	4,850
Other trading revenue	1,770	—	—
Rental income	—	—	40
Foreign currency revaluation income (loss)	(26)	(1,546)	726
Total net revenues	147,864	38,202	53,755
Expenses
Compensation and employee benefits	21,512	15,935	17,801
Professional and legal fees	5,147	4,534	2,414
Depreciation and amortization	2,517	2,123	1,951
Technology and data feeds	2,427	1,630	1,363
Interest expense	10,849	2,660	881
Other	4,796	3,326	3,476
Total expenses	47,248	30,208	27,886
Distributions on preferred securities of subsidiary	(5,683)	(3,865)	(2,138)
Income before provision for income taxes	94,933	4,129	23,731
Provision for income taxes	42	46	46
Net income available to common shares	$94,891	$4,083	$23,685
Earnings per common share:
Basic	$2.19	$0.09	$1.44
Diluted	$2.13	$0.09	$0.59
Average common shares outstanding:
Basic	43,306	43,150	16,486
Diluted	44,472	44,645	40,256

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Shareholders’ Equity
(dollars in 000s)

	Year Ended December 31,
	2006	2005	2004
Common shares
Balance at beginning of year	$3,454	$3,422	$208
Conversion of warrants to common shares	—	—	85
Shares repurchased and retired	—	(15)	—
Shares vested under employee compensation plans	12	42	—
Issuance of common shares from exercise of options	4	5
Shares issued in Initial Public Offering	—	—	731
Conversion of Series A preferred shares	—	—	2,398
Balance at end of year	3,470	3,454	3,422
Additional paid-in-capital
Balance at beginning of year	265,966	264,973	1,325
Conversion of warrants to common shares	—	—	5,875
Shares repurchased and retired	(793)	(3,139)	—
Shares vested under employee compensation plans	3,642	3,644	6,253
Issuance of common shares from exercise of options	605	488	—
Shares issued in Initial Public Offering	—	—	110,010
Conversion of Series A preferred shares	—	—	141,510
Balance at end of year	269,420	265,966	264,973
Convertible preferred shares
Balance at beginning of year	—	—	143,908
Conversion of Series A to common shares	—	—	(143,908)
Balance at end of year	—	—	—
Warrants
Balance at beginning of year	612	612	1,070
Conversion of warrants to common shares	—	—	(458)
Balance at end of year	612	612	612
Accumulated other comprehensive loss
Balance at beginning of year	(4,254)	—	—
Foreign currency translation adjustments	203	—	—
Change in unrealized holding gains (losses) on available-for-sale securities	1,676	(4,254)	—
Balance at end of year	(2,375)	(4,254)	—
Retained earnings
Balance at beginning of year	96,073	91,990	68,305
Net income	94,891	4,083	23,685
Balance at end of year	190,964	96,073	91,990
Total shareholders’ equity at end of year	$462,091	$361,851	$360,997
Comprehensive income (loss)
Net income	$94,891	$4,083	$23,685
Foreign currency translation adjustments	203	—	—
Change in unrealized gains (losses) on available-for-sale investments	1,676	(4,254)	—
Comprehensive income (loss)	$96,770	$(171)	$23,685

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(dollars in 000s)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$94,891	$4,083	$23,685
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	2,517	2,123	1,951
Share compensation	3,654	3,686	6,230
Net unrealized (gain) loss on credit swap portfolio	(48,578)	24,437	268
Net amortization of premium and discount on securities.	(4,243)	—	—
Unrealized gain on sublease	—	—	(39)
Deferred rent	154	(39)	(18)
Loss on disposal of assets	25	—	—
Amortization of debt issuance costs	166	64	14
Distributions on preferred securities of subsidiary	5,683	3,865	2,138
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(1,247)	(3,746)	(1,252)
Accrued premiums and interest receivable on credit and other swaps	(561)	85	236
Premiums receivable on financial guarantees	300	500	401
Other assets	(747)	(48)	(498)
Trading account assets	(14,537)	—	—
Accounts payable and accrued expenses	(81)	2,117	215
Accrued compensation	3,967	(484)	(157)
Trading account liabilities	1,002	—	—
Interest payable	221	40	364
Accrued premiums payable on credit swaps	44	—	—
Taxes payable	(47)	42	12
Deferred credit swap premiums	(23)	(23)	(43)
Deferred financial guarantee premiums	(401)	(405)	(395)
Net cash provided by operating activities	42,159	36,297	33,112
Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(3,059)	(1,019)	(924)
Purchases of available-for-sale and other investments	(261,045)	(755,659)	(157,133)
Maturities and sales of available-for-sale investments	242,200	352,359	—
Net cash used in investing activities	(21,904)	(404,319)	(158,057)
Cash flows from financing activities
Proceeds from issuance of common shares	—	—	110,744
Repurchase and retirement of common shares	(793)	(3,154)	—
Proceeds from employee exercise of options and issuance of common shares	609	493	—
Proceeds from exercise of warrants	—	—	5,500
Proceeds from issuance of debt	125,000	125,000	75,000
Debt issuance costs	(4,518)	(2,086)	(1,139)
Net preferred distributions of subsidiary	(5,683)	(3,865)	(2,138)
Net cash provided by financing activities	114,615	116,388	187,967
Net effect of exchange rate changes on cash	203	—	—
Net increase (decrease) in cash	135,073	(251,634)	63,022
Cash and cash equivalents at beginning of year	69,355	320,989	257,967
Cash and cash equivalents at end of year	$204,428	$69,355	$320,989
Supplemental disclosures
Cash paid for interest	$10,461	$2,572	$503
Cash paid for taxes	90	4	44

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

1.    Organization and Business

Primus Guaranty, Ltd., together with its consolidated subsidiaries (‘‘Primus Guaranty’’ or ‘‘the Company’’), is a Bermuda holding company that conducts business through several operating subsidiaries, including Primus Financial Products, LLC (‘‘Primus Financial’’), and Primus Asset Management, Inc. (‘‘Primus Asset Management’’).

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

Primus Asset Management, a Delaware services company, acts as an investment manager to affiliated companies and third party entities. It currently manages the investment portfolios of its affiliates Primus Financial and PRS Trading Strategies, LLC (‘‘PRS Trading Strategies’’). In addition, Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or synthetic CDO’s, on behalf of third parties. The synthetic CDO’s issue securities backed by one or more credit swaps sold against unaffiliated clients’ debt obligations. Primus Asset Management has commenced acting as asset manager with respect to collateralized loan obligation, or CLO, transactions. Primus Asset Management receives fees for its investment management services. Primus Asset Management’s business plan includes the expansion of its assets under management and coverage of additional financial products and asset classes including, among others, mortgage-backed and other asset-backed securities and speculative grade investments.

Primus Re, Ltd. (‘‘Primus Re’’), is a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Bermuda Insurance Act of 1978. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps.

In July 2005, PRS Trading Strategies, a Delaware limited liability company, was formed. PRS Trading Strategies commenced operations in January 2006 with $50 million of capital contributed by Primus Guaranty from the proceeds of our initial public offering. PRS Trading Strategies trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities, among others. Unlike Primus Financial, PRS Trading Strategies has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. PRS Trading Strategies does not engage in trading activity with Primus Financial.

In November 2005, Primus Guaranty (UK), Ltd. (‘‘PGUK’’) was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Primus Guaranty and its subsidiaries and are presented in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The consolidated financial statements are presented in U.S. dollar equivalents. At December 31, 2006 and 2005, Primus Financial’s credit swap activities were conducted in U.S. dollars and euros.

Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management’s estimates and assumptions are used mainly in estimating the fair value of credit swaps and the deferred tax asset valuation.

Cash and Cash Equivalents

Primus Guaranty defines cash equivalents as short term, highly liquid securities and interest earning deposits with original maturities or maturities at time of purchase of 90 days or less.

Investments

The Company accounts for its investments classified as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and Emerging Issues Task Force (‘‘EITF’’) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company’s management determines the appropriate classification of securities at the time of purchase and are recorded in the consolidated statements of financial condition on the trade date. The Company has certain debt securities and fixed maturity securities that are classified as available-for-sale investments. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days. Available-for-sale investments are carried at fair value with the unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss as a separate component of shareholders’ equity. The Company does not have any investments classified as held-to-maturity.

Interest Income

The Company earns interest income on its cash and cash equivalents, including commercial paper and other securities, and on investments, which include the accretion of discount and amortization of the premium recorded upon the acquisition of such securities.

Credit Swaps

Credit swaps are over-the-counter (‘‘OTC’’) derivative financial instruments and are recorded at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Obtaining the fair value (as such term is defined in SFAS No. 133) for such instruments requires the use of management’s judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gains or losses on credit swaps. The Company does not believe that its credit swaps fall outside the scope of the guidance of SFAS No. 133 paragraph 10d, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk.

Net credit swap revenue includes realized and unrealized gains and losses on credit swaps and net premiums earned. Premiums are taken into income as they are earned over the life of the transaction.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents at exchange rates prevailing on the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, are included in accumulated other comprehensive loss, a component of shareholders’ equity. Gains and losses resulting from currency transactions to U.S. dollar equivalents are reflected in foreign currency revaluation income (loss) caption in the consolidated statements of operations.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN46). In December 2003, the FASB issued a revision of FIN46 to address certain technical corrections and implementation issues (FIN46R). Under FIN46R, a variable interest entity or VIE is defined as an entity that: (1) has an insufficient amount of equity investment to carry out its principal activities without additional subordinated financial support; (2) has a group of equity owners that are unable to make significant decisions about its activities; or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by the entity.

In accordance with FIN46R, the Company is required to consolidate the variable interest entity if it is determined to be the primary beneficiary. The primary beneficiary of the VIE, is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. The Company may be involved with various entities in the normal course of business that may be deemed to be VIE’s and may hold interests therein, including debt securities and derivative instruments that may be considered variable interests. Transactions associated with these entities include structured financing arrangements, including collateralized loan obligations.

The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. When the primary beneficiary cannot be identified through a qualitative analysis, the Company performs a quantitative analysis, which computes and allocates expected losses or expected residual returns to variable interest holders. Under this method, the Company calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on the contractual arrangements and the Company’s position in the VIE’s capital structure, under various probability-weighted scenarios.

Financial Guarantee Insurance Contracts

The Company has undertaken a limited amount of financial guarantee business through its subsidiary Primus Re. Financial guarantees are insurance contracts that contingently require the guarantor to make payments to the guaranteed party. The Company designs its guarantee contracts to qualify as non-derivatives in accordance with the scope exception under paragraph 10d of SFAS 133 as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This scope exception provides that financial guarantee contracts are not subject to SFAS 133, if they meet certain specified criteria. Thus, the Company accounts for its financial guarantee contracts in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This requires that premiums are deferred and recognized over the life of the contract and that losses are recorded in the period that they occur based on an estimate of the ultimate cost of losses incurred.

The Company does not actively offer financial guarantee insurance. Rather, it is an alternative the Company has available when a counterparty requests an insurance contract instead of a credit swap.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

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

Insurance Premiums Earned and Receivable and Related Expenses

In exchange for providing financial guarantee protection to counterparties, Primus Re receives premiums over the life of the contract. The amount expected over the life of the policy is reflected in the consolidated statements of financial condition and will be reduced as payments are received quarterly in advance.

The accounts of Primus Re are not deemed to be separate accounts under Statement of Position (‘‘SOP’’) 03-01, Accounting & Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts, since investment performance is not passed through to the contract holder.

Policy acquisition costs include only those expenses that relate primarily to, and vary with, premium production. Such costs generally include compensation of employees involved in underwriting and policy issuance functions, certain rating agency fees, state premium taxes and certain other underwriting expenses. As of December 31, 2006 and 2005, no costs have been deferred by the Company, as any such amounts have been immaterial.

Deferred Financial Guarantee Premiums

Unearned premiums related to the financial guarantee protection provided are used to establish the liability at inception. This liability is reflected in income on a straight-line basis over the period the risk protection is provided.

Unpaid Losses and Loss Expenses on Financial Guarantees

Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of loss settlement expenses on the obligations it has insured. Estimates will be based upon historical industry loss experience modified for current trends as well as prevailing economic, legal and social conditions. Any changes in estimates are reflected in operating results in the period in which the estimates changed. At December 31, 2006 and 2005, the Company had no loss reserves recorded.

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets include computers, office and telephone equipment and furniture and fixtures, which are depreciated using a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life.

Internal Use Software Costs

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (Statement 98-1), the Company capitalizes qualifying computer software costs. The Company amortizes capitalized internal use software costs using the straight-line method over the estimated useful lives of five years.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Deferred Debt Issuance Costs

The Company has incurred costs in connection with its debt issuances. These costs are capitalized as debt issuance costs in the consolidated statements of financial condition and are being amortized over the life of the related debt arrangement which ranges from fifteen to thirty years. Amortization of these debt issuance costs are included in interest expense in the consolidated statements of operations.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee options and other forms of equity compensation based on estimated fair values.

Prior to the adoption of SFAS No. 123(R), the Company used the fair value approach for recording share-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Share-based Compensation, as amended by SFAS No. 148, Accounting for Share Based Compensation – Transition and Disclosure. The approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS 123; therefore, there were no material changes made to our recognition method upon adoption of SFAS No. 123(R). Under the fair value method, share-based compensation expense had been recognized in our results of operations in prior periods.

Compensation expense is recognized based on the fair value of options, performance shares, restricted shares and restricted share units (‘‘RSU’’) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for share awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. See note 18 for further discussion.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Shares Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee options, to be recognized in the financial statements using a fair value-based method. In April 2005, the Securities and Exchange Commission (‘‘SEC’’) amended the effective date of SFAS

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

No. 123(R) until the first fiscal year beginning after June 15, 2005 to provide additional time for companies to comply with the reporting requirements. Effective January 1, 2006, the Company adopted SFAS No. 123(R). See note 18 for further detail.

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

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (‘‘FSP FIN 46(R)-6’’). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a variable interest entity (VIE), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. The Company adopted FSP FIN 46(R)-6 during the third quarter of 2006 and applied it prospectively to all entities in which the Company first became involved with. The adoption of FSP FIN 46(R)-6 did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 157 will have on its consolidated financial statements.

3.    Cash and Cash Equivalents

As of December 31, 2006 and 2005, the Company’s cash and cash equivalents included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, interest bearing bank deposits, commercial paper and money market funds. All outstanding obligations in this category mature within 90 days.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

4.    Available-for-sale investments

Available-for-sale investments included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies and the Company’s equity investment in a CLO as discussed in more detail in note 9. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$554,691	$89	$(2,551)	$552,229
Commercial paper	26,275	1	—	26,276
Collateralized loan obligation (CLO)	6,536	—	(130)	6,406
Total	$587,502	$90	$(2,681)	$584,911

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$544,824	$—	$(4,259)	$540,565
Commercial paper	19,577	5	—	19,582
Total	$564,401	$5	$(4,259)	$560,147

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at December 31, 2006 and 2005 (in thousands):

	December 31, 2006 Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Value Fair	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$19,978	$(90)	$331,709	$(2,461)	$351,687	$(2,551)
Collateralized loan obligation CLO)	6,406	(130)	—	—	6,406	(130)
Total	$26,384	$(220)	$331,709	$(2,461)	$358,093	$(2,681)

	December 31, 2005 Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Value Fair	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$544,824	$(4,259)	$—	$—	$544,824	$(4,259)
Total	$544,824	$(4,259)	$—	$—	$544,824	$(4,259)

The unrealized losses on the Company’s investments in U.S. government agency obligations were the result of an increase in interest rates during 2006 and 2005. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

be other-than-temporarily impaired at December 31, 2006 and 2005. The U.S. government agency obligations mature within two years and the CLO matures in 2019.

5.     Trading account assets and liabilities

Trading account assets include debt securities held for trading purposes that the Company owns (long positions). Trading account liabilities include debt securities that the Company has sold to other parties but does not own (short positions). The Company is obligated to purchase securities at a future date to cover the short positions.

During 2006, PRS Trading Strategies purchased and sold corporate bonds for trading purposes. Trading positions are carried at fair value on the consolidated statements of financial condition, with unrealized gains or losses recorded in the consolidated statements of operations. At December 31, 2006, the fair value of these trading account assets and trading account liabilities was approximately $14.5 million and $1.0 million, respectively.

6.    Primus Re Financial Guarantee Transactions

On December 31, 2006, the three-year financial guarantee insurance contracts written by Primus Re expired. The Company did not incur any credit losses on the contracts. On December 31, 2003, Primus Re wrote three-year financial guarantee insurance policies on three separate reference entities. Primus Re then transferred all of its risk to Primus Financial through back-to-back credit swaps referencing the same reference entities as the financial guarantee contracts and with the same maturities. These credit swaps and the related effects on results of operations were eliminated in consolidation. The aggregate notional amount of the credit swaps was $87.0 million at December 31, 2005.

7.     Credit Swap Revenues and Portfolio

Overview

Net credit swap revenue as presented in the consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on the termination of credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.

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

All credit swap transactions entered into between the Buyer and the Seller are, or will shortly be, subject to an International Swaps and Derivatives Association, Inc. Master Agreement or (‘‘ISDA

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Master Agreement’’) executed by both parties. The ISDA Master Agreement allows for the consolidation of the market exposures and termination of all transactions between the Buyer and Seller in the event a default (as defined by the ISDA Master Agreement) occurs in respect of either party.

The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience Credit Events that will require the Company to make payments to the Buyers of the transactions. Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. During the years ended December 31, 2006, 2005 and 2004, none of these events have occurred.

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

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue in the Company’s consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to the Company’s net credit swap revenue and the decline will subtract from the Company’s net credit swap revenue for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.

In general, the Company aggregates fair values of individual credit swaps by counterparty for presentation on the Company’s consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the consolidated statements of financial condition. Aggregation by counterparty is applied where a valid ISDA Master Agreement is in place with the counterparty. In instances where the Company does not yet have a valid ISDA Master Agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss. Primus Financial and PRS Trading Strategies each enter into a valid ISDA Master Agreement with each of their counterparties.

The Company’s portfolio of credit swaps is generally held by Primus Financial and PRS Trading Strategies.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

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

Second, Primus Financial may elect to terminate a transaction for which it has an unrealized gain or loss based on one or more of the following considerations: the likelihood of further gains or losses arising from the position, its view as to whether the capital dedicated to the position could be profitably reallocated, its total exposure to a particular Reference Entity, the total size of its portfolio in relation to its capital and the total size of its swap positions and exposures with a particular counterparty which might be reduced so that the counterparty may enter into additional swaps with Primus Financial.

Primus Financial distinguishes among credit swaps sold-single name and credit swaps sold-tranche. Credit swaps sold-single name refers to credit swaps referencing a single entity. Credit swaps sold-tranche refers to credit swaps referencing portfolios containing obligations of multiple reference entities, which Primus Financial began selling during the second quarter of 2005.

PRS Trading Strategies

PRS Trading Strategies commenced operations in January 2006 with $50 million of capital contributed by Primus Guaranty from the proceeds of our initial public offering. PRS Trading Strategies trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities, among others. Unlike Primus Financial, PRS Trading Strategies has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. PRS Trading Strategies does not engage in trading activity with Primus Financial. Credit swaps purchased to off-set risks do not qualify as hedges in accordance with SFAS No. 133. PRS Trading Strategies also transacts in credit default swap indices (‘‘CDS index’’), which are over-the-counter transactions based on the risk of credit defaults against a pool of sub-investment grade corporate reference entities.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Consolidated Net Credit Swap Revenue and Credit Swap Portfolio Information

The tables below present the components of consolidated net credit swap revenue for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years ended December 31,
	2006	2005	2004
Net premium income	$69,408	$52,705	$42,475
Realized gains	3,473	1,809	6,793
Realized losses	(5,242)	(6,971)	(1,271)
Change in unrealized gains (losses)	48,444	(24,437)	(268)
Total net credit swap revenue	$116,083	$23,106	$47,729

The Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions (excluding the CDS index) entered into with third parties at December 31, 2006 and December 31, 2005 are as follows (in thousands):

	December 31, 2006	December 31, 2005
Gross Notional Amounts:
Credit swaps sold-single name	$15,485,145	$13,374,031
Credit swaps sold-tranche	500,000	50,000
Credit swaps purchased-single name	(147,597)	—
Fair value:
Asset	73,305	25,342
Liability	2,931	3,521
Average fair value:
Asset	57,435	28,140
Liability	1,990	3,545

‘‘Asset’’ in the table above represents unrealized gains on credit swaps while ‘‘Liability’’ represents unrealized losses on credit swaps. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial and PRS Trading Strategies with each counterparty under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are netted by counterparty. At December 31, 2005, Primus Financial had three derivative transactions with its affiliate, Primus Re, totaling $87 million in notional principal which are eliminated in consolidation. At December 31, 2006, these three derivative transactions matured.

The tables that follow summarize, by credit rating of Reference Entities and of counterparties, the consolidated notional amounts and fair values of credit swap transactions outstanding (excluding transactions with affiliates and a $25 thousand net fair value associated with the CDS index, CDS on ABS and total return swaps, as discussed in note 8) for the Company as of December 31, 2006 and December 31, 2005 (in thousands):

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2006		December 31, 2005
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$761,211	$1,483	$561,472	$1,118
Aa	2,690,166	9,364	2,268,090	8,006
A	6,075,786	29,501	5,270,706	15,008
Baa	5,427,937	32,786	5,041,442	4,328
Ba	470,842	1,467	199,321	(5,785)
B	59,203	(706)	33,000	(1,539)
Total	$15,485,145	$73,895	$13,374,031	$21,136
Credit Swaps Sold-Tranche:
Aa	$300,000	$(2,494)	$50,000	$685
A	200,000	(534)	—	—
Total	$500,000	$(3,028)	$50,000	$685
Credit Swaps Purchased
Aa	$(15,000)	$(15)	$—	$—
A	(36,000)	(10)	—	—
Baa	(83,636)	(484)	—	—
Ba	(6,961)	235	—	—
B	(6,000)	(219)	—	—
Total	$(147,597)	$(493)	$—	$—
Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$982,194	$5,003	$5,000	$37
Aa	12,037,591	57,175	11,228,563	13,341
A	2,465,360	11,717	2,140,468	7,758
Total	$15,485,145	$73,895	$13,374,031	$21,136
Credit Swaps Sold-Tranche:
Aa	$500,000	$(3,028)	$50,000	$685
Total	$500,000	$(3,028)	$50,000	$685
Credit Swaps Purchased:
Aaa	$(9,961)	$(120)	$—	$—
Aa	(137,636)	(373)	—	—
Total	$(147,597)	$(493)	$—	$—

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2006		December 31, 2005
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$940,031	$1,721	$636,472	$1,222
AA	2,275,564	8,845	1,862,713	6,026
A	6,490,958	30,644	6,143,717	17,753
BBB	5,271,390	32,958	4,513,356	4,803
BB	438,499	1,060	197,773	(7,062)
B	68,703	(1,333)	20,000	(1,606)
Total	$15,485,145	$73,895	$13,374,031	$21,136
Credit Swaps Sold-Tranche:
AAA	$150,000	$(2,010)	$—	$—
AA	200,000	(1,613)	50,000	685
A	150,000	595	—	—
Total	$500,000	$(3,028)	$50,000	$685
Credit Swaps Purchased:
AA	$(15,000)	$(15)	$—	$—
A	(56,000)	(10)	—	—
BBB	(58,636)	(473)	—	—
BB	(13,961)	214	—	—
B	(4,000)	(209)	—	—
Total	$(147,597)	$(493)	$—	—
Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AAA	$31,406	$104	$34,623	$(57)
AA	11,732,030	58,698	9,262,316	10,525
A	3,721,709	15,093	4,077,092	10,668
Total	$15,485,145	$73,895	$13,374,031	$21,136
Credit Swaps Sold-Tranche:
AAA	$100,000	$(1,335)	$—	$—
AA	400,000	(1,693)	50,000	685
Total	$500,000	$(3,028)	$50,000	$685
Credit Swaps Purchased:
AA	$(127,995)	$(665)	$—	$—
A	(19,602)	172	—	—
Total	$(147,597)	$(493)	$—	$—

Primus Financial’s and PRS Trading Strategies’ counterparties are generally financial institutions with whom it has entered into ISDA Master Agreements. For the years ended December 31, 2006 and 2005, two counterparties and three counterparties, respectively, each generated greater than ten percent of the Company’s total premium revenue. At December 31, 2006, the notional and fair value amount of credit swaps outstanding with respect to one non-rated counterparty was $5.0 million and

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

$25 thousand, respectively. The premiums on these transactions were fully prepaid by the counterparty, and as such, they have been categorized as AAA/Aaa rating in our credit swap portfolio.

The table below shows the geographical distribution of the Company’s credit swap portfolio (excluding transactions with affiliates) by domicile of the Reference Entity and domicile of the counterparty (in thousands):

	December 31, 2006		December 31, 2005
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name:
By Reference Entity:
North America	$9,133,328	$46,286	$8,243,123	$12,268
Europe	5,612,817	25,097	4,561,908	7,412
Pacific	570,000	1,351	445,000	992
Others	169,000	1,161	124,000	464
Total	$15,485,145	$73,895	$13,374,031	$21,136
By Counterparty:
North America	$7,904,024	$36,321	$6,878,892	$8,754
Europe	7,486,121	37,502	6,388,139	12,359
Pacific	75,000	(17)	65,000	(37)
Others	20,000	89	42,000	60
Total	15,485,145	$73,895	$13,374,031	$21,136
Credit Swaps Sold-Tranche
By Counterparty:
North America	$50,000	$851	$50,000	$685
Europe	450,000	(3,879)	—	—
Total	$500,000	$(3,028)	$50,000	$685
Credit Swaps Purchased
By Reference Entity:
North America	$(127,000)	$(491)	$—	$—
Europe	(20,597)	(2)	—	—
Total	$(147,597)	$(493)	$—	$—
By Counterparty:
North America	$(65,563)	$(362)	$—	$—
Europe	(82,034)	(131)	—	—
Total	$(147,597)	$(493)	$—	$—

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The table below shows the distribution of the Company’s credit swap portfolio (excluding related party transactions) by year of maturity as of December 31, 2006 and December 31, 2005 (in thousands):

	December 31, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name:
Year of Maturity
2006	$—	$—	$939,657	$588
2007	2,432,827	6,589	2,469,188	12,637
2008	1,127,551	6,509	1,129,811	7,948
2009	2,739,561	16,964	2,684,704	5,980
2010	6,132,240	33,056	6,122,897	(5,963)
2011	3,004,357	10,842	27,774	(54)
2012	44,609	(41)	—	—
2013	4,000	(24)	—	—
Total	$15,485,145	$73,895	$13,374,031	$21,136
Credit Swaps Sold-Tranche
Year of Maturity
2010	$50,000	$851	$50,000	$685
2013	350,000	(2,544)	—	—
2014	100,000	(1,335)	—	—
Total	$500,000	$(3,028)	$50,000	$685
Credit Swaps Purchased
Year of Maturity
2011	$(96,961)	$(255)	$—	$—
2012	(16,602)	(16)	—	—
2013	(34,034)	(222)	—	—
Total	$(147,597)	$(493)	$—	$—

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

8.    Net Total Return Swap Transactions

During the second quarter of 2006, the Company’s subsidiary, PRS Trading Strategies entered into a master agreement for total return swap transactions with a counterparty, which expires in May 2008. Under the terms of the agreement, PRS Trading Strategies receives interest and other payments based on certain mutually agreed reference loans, and pays a financing interest expense based on the principal amount of such loans. PRS Trading Strategies takes the risk that the referenced loans deteriorate in value and conversely receives the benefit from any appreciation in the value of loans referenced in each total return swap. The net fair value of each swap is determined by the net fair value of the referenced loan. PRS Trading Strategies determines the fair value of the swaps based on the estimated cost to close-out the swap positions. PRS Trading Strategies may post collateral with the counterparty, which is determined by the fair value of the total return swaps. The total return swap with the counterparty is documented under an ISDA Master Agreement between PRS Trading Strategies and the counterparty. The net fair value of all total return swaps is netted with the fair values of any credit swaps outstanding between PRS Trading Strategies and the counterparty for presentation in the consolidated statements of financial condition.

The total notional amount of loans outstanding under the total return swaps was $63.2 million at December 31, 2006. The net fair value of the total return swaps was $135 thousand at December 31, 2006.

Revenue generated from total return swap transactions is recorded in other trading revenues as presented in the consolidated statements of operations, and comprises changes in the fair value of the total return swaps, realized gains or losses on the termination of the total return swaps, and the net interest earned on the total return swaps.

9.    CLO Transaction and Warehouse Loan Agreements

On December 19, 2006, the Company completed its first CLO offering through Primus CLO I, Ltd. (a special purpose entity or SPE). Primus Asset Management is acting as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. The Company has invested $6.5 million for a 25% equity portion of the CLO. The Company’s ultimate exposure to loss in the CLO is limited to the amount of its equity investment in the CLO. The Company’s investment is recorded in accordance with SFAS 115 and EITF 99-20 and is included in available-for-sale investments in the consolidated statements of financial condition.

Prior to the closure of the Company’s CLO, the Company’s subsidiaries, Primus Asset Management and PRS Trading Strategies entered into a credit agreement (together with certain other related agreements, hereafter referred to as the ‘‘warehouse loan agreements’’) with a major financial institution and the special purpose entity. During the warehouse period, the special purpose entity accumulates a portfolio of loan assets, and subsequently issues securities in the form of a collateralized loan obligation. Under the terms of the agreements, the SPE was able to finance the purchase and accumulation of loans to an amount up to $400 million.

Each time the Company is involved in a CLO transaction, the Company performs a FIN46R analysis to determine whether it is the primary beneficiary and accordingly, required to consolidate the SPE in its consolidated financial statements. The Company has determined, pursuant to FIN46R, that it is not the primary beneficiary of Primus CLO I, Ltd. and, accordingly, the SPE is not consolidated in the Company’s financial statements.

These agreements were being treated as derivatives for accounting purposes and were carried at fair value. Revenue generated from the warehouse loan agreements is recorded in other trading revenues, as presented in the consolidated statements of operations, and comprises PRS Trading

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Strategies share under the derivative transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

10.    Fixed Assets and Internal Use Software Costs

Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of three to five years, and leasehold improvements which are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. At December 31, 2006 and 2005, fixed assets and internal use software costs consist of the following (in thousands):

	December 31,
	2006	2005
Asset category
Furniture and fixtures	$1,137	$487
Computers	587	209
Office and telephone equipment	335	230
Leasehold improvements	2,208	1,521
Internal use software costs	15,418	14,298
	19,685	16,745
Less accumulated depreciation and amortization	14,175	11,752
Total fixed assets and internal use software costs	$5,510	$4,993

The Company recorded depreciation and amortization expense of approximately $2.5 million, $2.1 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11.    Long Term Debt

$125 million Senior Notes

On December 27, 2006, Primus Guaranty, Ltd. completed an offering of $125 million of 7% senior notes, which mature in December 2036. The senior notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The senior notes are also subordinated to all liabilities of Primus Guaranty’s subsidiaries. The senior notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the senior notes is payable quarterly, beginning on March 27, 2007. In connection with the issuance of the senior notes, the Company incurred approximately $4.5 million in capitalized debt issuance costs, which are amortized over the life of the debt. The senior notes are rated BBB+/Baa1 by S&P and Moody’s, respectively.

$125 million Subordinated Deferrable Interest Notes

On December 19, 2005, Primus Financial issued in aggregate $125.0 million of subordinated deferrable interest notes, consisting of $75.0 million of Series A and $50.0 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims and the notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date.

The interest rate on the Series A notes was fixed on the issue date at a rate of 4.57% for 25 days and then subsequently, the rate is set every 28 days through a monthly auction process. The interest

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

rate on the Series B notes was fixed on the issue date at a rate of 5.60% for one year and then subsequently, the rate is set every 28 days through a monthly auction process.

In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $2.0 million in debt issuance costs, which are amortized over the life of the debt.

$75 million Subordinated Deferrable Interest Notes

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

The Company recorded interest expense related to the above debt of approximately $10.8 million, $2.7 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, the carrying value of the notes approximates fair value.

12.    Income taxes

Primus Guaranty is a Bermuda company. Primus Guaranty believes that it is not involved in the active conduct of a trade or business in the United States. For U.S. tax purposes, Primus Guaranty will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Guaranty has not provided for any federal or state and local income taxes in its separate financial statements. However, on a consolidated basis, it has provided for income taxes for certain of its subsidiaries, which are described below. Primus Guaranty was incorporated in Bermuda to domicile itself in a jurisdiction that is internationally recognized as a base for financial companies and in a jurisdiction that has an efficient and predictable corporate tax regime. Primus Guaranty does not have any full time employees in, nor does the Company lease or own any real property in Bermuda.

For U.S. tax purposes, Primus (Bermuda), Ltd. (‘‘Primus Bermuda’’) originally Primus (Barbados) Ltd., will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. Primus Bermuda was interposed between Primus Guaranty and Primus Group Holdings, LLC because Barbados had a tax treaty with the United States and Bermuda has no relevant tax treaty. The Barbados tax treaty, however, was amended. Therefore, as of December 31, 2004, the Company re-domiciled Primus (Barbados), Ltd. as Primus Bermuda, in Bermuda.

From July 16, 1999 through May 21, 2002, Primus Financial’s predecessor, Primus Financial Products, Inc. (the ‘‘Corporation’’), was a corporation for U.S. tax purposes. As of May 22, 2002, the Corporation was converted to Primus Financial, a limited liability company organized under Delaware law, and its parent was also converted to a limited liability company organized under Delaware law, with all of the interests in its parent being held by Primus Bermuda, a non-U.S. corporation. As a result, from May 22, 2002 through December 17, 2002, Primus Financial was treated as a ‘‘disregarded entity’’ for U.S. tax purposes, and the results of its operations were treated as the operations of a

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

branch of its foreign parent corporation, Primus Bermuda. As a disregarded entity, Primus Financial was not itself subject to U.S. net income taxation. In addition, because Primus Financial’s activities in the U.S. were confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of Internal Revenue Code (‘‘IRC’’) Section 864(b) and therefore does not believe that Primus Bermuda, a non-U.S. corporation, should be subject to taxation in the U.S. on a net income basis as a result of its interest in Primus Financial. Accordingly, Primus Financial did not provide for any income taxes in its financial statements for this period.

If the activities of Primus Financial, and thus Primus Bermuda, were found to fall outside the provisions of IRC Section 864(b), and Primus Financial, and thus Primus Bermuda, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Bermuda and, therefore, to estimate the resulting income tax expense. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City corporate income tax rate of 46%, on its GAAP income, then its income tax expense (excluding interest and penalties) would have been approximately $49.2 million for 2006, $3.7 million for 2005 and $13.1 million for 2004. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

As of December 19, 2002, Primus Financial issued a second class of equity interests (the Preferred Securities issuance discussed in Note 13), and as a result Primus Financial was treated as a partnership for U.S. income tax purposes for the period from December 19, 2002 onward. All of Primus Financial’s items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. Based on the application of the provisions of IRC Section 864(b) and the investment nature of its operations, Primus Financial continues to believe that Primus Bermuda, a non-U.S. corporation, will not be subject to U.S. net income taxes with respect to its interest in Primus Financial.

PRS Trading Strategies is a limited liability company organized under Delaware law, with all of its interests being held by Primus Guaranty, a non-U.S. corporation. PRS Trading Strategies is treated as a ‘‘disregarded entity’’ for U.S. tax purposes, and the results of its operations are treated as the operations of a branch of its foreign parent corporation, Primus Guaranty. As a disregarded entity, PRS Trading Strategies is not itself subject to U.S. net income taxation. In addition, because PRS Trading Strategies activities in the U.S. are confined to holding investments in debt instruments and credit swaps for its own account, management believes that PRS Trading Strategies’ activities fall within the provisions of IRC Section 864(b) and therefore does not believe that Primus Guaranty, a non-U.S. corporation, should be subject to taxation in the U.S. on a net income basis as a result of its interest in PRS Trading Strategies. Accordingly, PRS Trading Strategies did not provide for any income taxes in its financial statements for this period.

If the activities of PRS Trading Strategies, and thus Primus Guaranty, were found to fall outside the provisions of IRC Section 864(b), and PRS Trading Strategies, and thus Primus Guaranty, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Guaranty and, therefore, to estimate the resulting income tax expense. However, PRS Trading Strategies incurred a loss in 2006 and therefore would not have been subject to any income tax. PRS Trading Strategies commenced operations in January 2006 and therefore has no prior periods for which to assess potential income tax expense. This analysis assumes that PRS Trading Strategies is not deemed to be making distributions to Primus Guaranty; such distributions would subject Primus Guaranty to U.S. branch profits tax.

Primus Asset Management has entered into a Services Agreement with its affiliates, whereby Primus Asset Management provides services to its affiliates including management, consulting and

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

information technology. Since Primus Asset Management is a U.S. domiciled corporation it is subject to U.S. income taxes and income taxes of other taxing jurisdictions on fees received from its affiliates.

The significant components of the consolidated provision for income taxes for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State/City	42	46	46
Total current	42	46	46
Deferred:
Federal	—	—	—
State/City	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$42	$46	$46

The Company’s effective tax rate differs from the Bermudian federal statutory rate of zero percent mainly due to taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax at a rate of 35%, as well as U.S. state and local taxes. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2006, 2005, and 2004, is provided below (in thousands):

	2006	2005	2004
U.S. federal income tax provision on Primus Asset Management’s taxable income	$—	$—	$—
U.S. state and local tax provision	42	46	46
Total income tax provision	$42	$46	$46

The Company has a net U.S. deferred tax asset of $9.5 million, $4.8 million and $9.3 million as of December 31, 2006, 2005 and 2004, respectively. The net deferred tax asset is primarily comprised of share compensation expense and capitalized costs and pre-operating formation costs, which are being amortized for tax purposes. In addition, included within the gross deferred tax assets are tax effected net operating losses related to Primus Asset Management of $5.3 million related to the net operating losses during years 2002 through 2006.

The tax consequences of various restructurings that took place in 2002, included certain limitations and uncertainties, including issues with respect to the application of IRC Section 382, which could limit the utilization of certain amortized costs as an offset against Primus Asset Management’s taxable income. However, the Company believes it is more likely than not that these costs will be allowable tax deductions.

The Company had previously estimated a 2004 net operating loss estimate of $1.8 million. However, the completion of the 2004 tax return in 2005 showed an actual net operating income of $117 thousand, in part due to a change in the Service Agreement between Primus Asset Management

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

and its affiliates, which necessitated a reduction in 2005 to the gross deferred tax asset of $1.9 million. Net operating losses will begin to expire in the year 2022 if not utilized.

The Company has recorded a 100% valuation allowance against its deferred tax asset because management has determined that it is more likely than not that the deferred tax asset will not be realized due to Primus Asset Management’s history of net operating losses and inability to generate future taxable income sufficient to utilize such deferred tax asset. A rollforward of the valuation allowance against Primus Asset Management’s deferred tax asset is provided below.

The components of the net deferred tax asset at December 31, 2006, 2005 and 2004, are as follows (in thousands):

	December 31,
	2006	2005	2004
Deferred tax assets
Capitalized and pre-operating formation costs	$631	$700	$2,641
Share compensation	3,478	1,483	3,270
Net operating losses	5,317	3,345	3,873
Other	475	—	—
Gross deferred tax asset	9,901	5,528	9,784
Deferred tax liability
Other	—	(20)	—
Depreciation	(447)	(745)	(477)
Gross deferred tax liability	(447)	(765)	(477)
Net deferred tax asset	9,454	4,763	9,307
Valuation allowance	(9,454)	(4,763)	(9,307)
Net deferred tax asset after valuation allowance	$—	$—	$—

The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands):

	December 31,
	2006	2005	2004
Balance at beginning of period	$4,763	$9,307	$5,914
Capitalized and pre-operating costs	(69)	(1,941)	(2,767)
Share compensation	1,995	(1,787)	2,873
Tax depreciation / other	793	(288)	(160)
Net operating loss	1,972	(528)	3,447
Balance at end of period	$9,454	$4,763	$9,307

13.    Preferred Securities of Subsidiary

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

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

Distributions to the Trust on the Preferred Securities are adjusted through the VIP to equal the distributions required on the MMP. The Series A MMP pays distributions every 28 days based upon an auction rate set on the prior business day. The Series B MMP made dividend payments quarterly during 2006 based on the auction rate of 5.8%, which was set on January 19, 2006. In January 2007, the distribution rate on the Series B MMP was amended to pay distributions every 28 days which will coincide with the Series A MMP distributions. After December 19, 2012, the Company may redeem the Preferred Securities, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends.

14.    Shareholders’ Equity

Warrants

At December 31, 2006, XL Insurance (Bermuda) Ltd., a subsidiary of XL Capital Ltd., held warrants to purchase 1,414,747 common shares of the Company’s at an exercise price of approximately $5.18, which expire on March 14, 2007. The Company granted these warrants in connection with its Series A Preferred Shares issuance on March 14, 2002.

15.    Earnings per share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	December 31,
(amounts in thousands, except per share data)	2006	2005	2004
Net earnings available to common shareholders	$94,891	$4,083	$23,685
Weighted-average basic shares outstanding	43,306	43,150	16,486
Effect of dilutive instruments:
Series A Preferred Share	—	—	22,381
Employee options	53	188	85
Restricted share units	322	467	361
Warrants	791	840	943
Dilutive potential shares	1,166	1,495	23,770
Weighted average diluted shares outstanding	44,472	44,645	40,256
Basic EPS	$2.19	$0.09	$1.44
Diluted EPS	$2.13	$0.09	$0.59

For the years ended December 31, 2006, 2005 and 2004, approximately 498 thousand, 245 thousand and zero shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

16.    Commitments and Contingencies

Leases

Primus Financial has leased its premises at 360 Madison Avenue, New York, New York from Madison 45 LLC at a fixed yearly rental (subject to certain escalations specified in the lease) until August 1, 2012. In 2006, Primus Financial amended the lease that extends its term to 2016 and adds approximately 5,500 square feet of additional space. In addition, in 2006, the Company leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. There are no material restrictions imposed by the lease agreements. The leases are categorized as operating leases and future payments as of December 31, 2006 under the leases are as follows (in thousands):

2007	$1,253
2008	1,253
2009	1,253
2010	1,253
2011	1,253
2012 and thereafter	4,903
Total	$11,168

Pursuant to the terms of the lease, Primus Financial was not required to make any rent payments until March 2003. Primus Financial recognizes rent expense from July 25, 2002 (the lease commencement date) based on a straight-line amortization of the total lease obligation. Primus Financial has recorded deferred rent payable in the consolidated statements of financial condition, which represents the amortized cost that will be payable in the future. Rent expense was approximately $1.5 million, $0.8 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Primus Financial has an outstanding letter of credit as of December 31, 2006 for $695 thousand from Bank of Montreal related to this lease.

Statutory Requirements

Primus Re is an insurance company subject to Bermuda insurance regulations. Primus Re’s ability to pay dividends and make capital distributions is subject to restrictions based principally on the amount of Primus Re’s net premiums written and net loss reserves, subject to an overall minimum statutory capital and surplus of $1.0 million. In addition, Primus Re is required to maintain a minimum statutory liquidity ratio. At December 31, 2006, Primus Re’s statutory capital and surplus was $1.18 million and the minimum amount required to be maintained was $1.0 million. At December 31, 2005, Primus Re’s statutory capital and surplus was $1.07 million and the minimum amount required to be maintained was $1.0 million.

17.    Liquidity Facility

Effective on March 23, 2006, with the consent of S&P and Moody’s, we terminated the $37.5 million liquidity facility that we previously maintained under our operating guidelines as an additional source of liquidity. Since inception, there were no credit events or any borrowings under such facility.

18.    Employee Share-Based Compensation Plans

Primus Guaranty has established three incentive compensation plans for the benefit of its employees.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Initial Staffing Award Pool

During 2001, an award pool of common shares of Primus Guaranty totaling 1,500,000 shares was established (the ‘‘Initial Staffing Award Pool’’). A total of 912,000 of these shares were awarded to selected members of Primus Asset Management (‘‘Initial Awards’’). These awards vested immediately. The Company estimated that the fair value of the common shares at the time the Initial Awards were granted was $0.08 per share.

Between March 14, 2002 and December 31, 2002, additional awards totaling 405,000 shares were made to certain additional employees from the Initial Staffing Award Pool (‘‘Post-Funding Awards’’). These awards vest ratably over a three-year period. Vesting is subject to certain terms, including the continued employment of the award recipient by Primus Asset Management. Upon the IPO by the Company, 50% of the then unvested shares vested. The Company estimated the fair value of the common shares at the time the Post-Funding Awards were granted at $2.56 per share. These awards represent non-cash financing transactions.

During 2003, the Company awarded 183,000 shares from the Initial Staffing Award Pool, net of the repurchase of certain vested shares from employees that left the employment of the Company. Upon the IPO by the Company, 50% of the then unvested shares vested. The Company estimated the fair value of the common shares during 2003 to be $6.93 per share.

Share compensation expense related to Initial Staffing Award Pool grants was $86 thousand, $278 thousand and $1.1 million (included $443 thousand for accelerated vesting from the IPO) for the years ended December 31, 2006, 2005 and 2004, respectively. There were no grants made during 2006, 2005 and 2004. Share compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

Annual Performance Bonus Plan

The Annual Performance Bonus Plan (‘‘Bonus Plan’’) was created in 2002 and provides for the awards of cash to employees of Primus Asset Management and Restricted Share Units, or RSUs convertible at the option of the holder into common shares of Primus Guaranty. The total value of awards under the Bonus Plan is determined by the Compensation Committee of Primus Guaranty based on quantitative and non-quantitative measures of the performance of Primus Guaranty. Individual awards are then determined by the Chief Executive Officer of Primus Guaranty, and are subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. Under the terms of the Bonus Plan individual awards will be made 75% in cash and 25% in RSUs (70% in cash and 30% in RSUs for certain members of management), with the number of RSUs determined on the basis of the value of the common shares on the date the award is authorized. The RSUs vest ratably over a three year period on the anniversary dates of each award, with vesting subject to certain terms including the continued employment of the award recipient by Primus Asset Management. The Bonus Plan includes provision for the award of up to 1,393,652 RSUs and options (discussed below) over a five year period beginning in February 2003.

In February 2003, the Company made awards under the Bonus Plan totaling $5.0 million for the period ended December 31, 2002, of which $3.75 million was awarded in cash and included as compensation expense, and $1.25 million was awarded in the form of RSUs for 181,000 common shares (based upon the estimated fair value of common shares of $6.93 per share on the date of the awards). The value of the RSUs is being expensed as the RSUs are earned, beginning in 2003. The Company recognized $13 thousand, $164 thousand and $533 thousand of share compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively, related to these awards, including $231 thousand for the year ended December 31, 2004 for the accelerated vesting of shares in connection with the Company’s IPO.

In January 2004, the Company approved awards under the Bonus Plan totaling $7.77 million for the period ended December 31, 2003, of which $4.75 million was awarded in cash and included as

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

compensation expense, and $3.02 million was awarded in the form of RSUs for 191,000 common shares (based upon the estimated fair value of common shares of $15.84 per share on the date of the awards, as adjusted in connection with the Company’s IPO). The value of the RSUs is expensed ratably over the vesting period. The Company recognized $270 thousand, $495 thousand and $1.8 million of share compensation expense for those RSU grants issued under the Bonus Plan for the years ended December 31, 2006, 2005 and 2004, respectively, including $1.1 million for the year ended December 31, 2004 for the accelerating vesting of shares in connection with the Company’s IPO.

In February 2005, the Company approved awards of $7.5 million under the Bonus Plan for the period ended December 31, 2004, of which $5.4 million was awarded in cash and included as compensation expense and $2.1 million was awarded in the form of RSUs for 129,025 common shares (based upon the fair value of common shares of $16.05 per share on the date of the awards). The value of the RSUs is expensed ratably over the vesting period. For the years ended December 31, 2006 and 2005, respectively, share compensation expense was $453 thousand and $552 thousand, related to these awards.

In February 2006, the Company approved awards of $6.7 million under the Bonus Plan for the period ended December 31, 2005, of which $4.8 million was awarded in cash and included as compensation expense and $1.9 million was awarded in the form of RSUs for 147,988 common shares (based upon the fair value of common shares of $12.74 per share on the date of the awards). The value of the RSUs is expensed ratably over the vesting period. For the years ended December 31, 2006, share compensation expense was $473 thousand, related to these awards.

Share Incentive Plan

The Share Incentive Plan (‘‘Incentive Plan’’) was created in 2002 and provides for the award of options on common shares of Primus Guaranty to selected employees of Primus Asset Management. Individual awards are determined by the Chief Executive Officer of the Company, and are subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. The options become exercisable ratably over a four year period on the anniversary date of each award, subject to certain terms including the continued employment of each recipient by Primus Asset Management. The options expire ten years from the date of grant and do not qualify for Incentive Share Option Treatment under the Economic Recovery Tax Act of 1981 (ISO Treatment). Upon the IPO by the Company, 50% of the then unvested options vested. The total number of equity incentive awards authorized for issuance under the Incentive Plan is 12% of total authorized shares.

In January 2003, the Company approved awards under the Incentive Plan for 240,625 options with an exercise price of $6.93 and which began to vest in February 2004. At December 31, 2006, 2005 and 2004, 20,703, 60,545 and 1,562 options, respectively, had been exercised. The Company recognized $64 thousand, $93 thousand and $412 thousand of share compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively, for these options, including $236 thousand for the year ended December 31, 2004 for the accelerated vesting of options in connection with the Company’s IPO.

In January 2004, the Company approved awards under the Incentive Plan for 322,500 options with an exercise price of $9.76 and which began to vest in February 2005. The Company recognized $231 thousand, $415 thousand and $2.0 million of share compensation expense during 2006, 2005 and 2004, respectively, for these options, including $1.3 million in 2004 for the accelerated vesting of options in connection with the Company’s IPO. There were no grants made under the Incentive Plan in 2005.

During 2006, the Company approved awards under the Incentive Plan for 422,122 options with a weighted average exercise price of $12.46 and which begin to vest in February 2007. The Company recognized $305 thousand of share compensation expense related to these awards, for the year ended December 31, 2006.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

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

The IPO awards of 259,063 performance shares and 259,063 options with an exercise price of $13.50 were granted in October 2004. The cost of the IPO awards is recognized over the vesting period for the awards in accordance with FAS 123R. The cost of the performance shares is recognized ratably from the date of the IPO to December 31, 2006, the end of the three year performance period. The cost of options is recognized ratably over four years from the consummation of the IPO. The expense associated with the performance shares will be adjusted over the vesting period to reflect the projected actual award, which is based upon the aggregate performance of the company in the years 2004, 2005 and 2006. The Company recognized $498 thousand, $819 thousand and $461 thousand of share compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively, related to these awards.

During 2005, the Company granted 146,537 performance share awards, and in October 2005, granted 30,000 options at an exercise price of $10.50 and granted 22,142 RSUs. The cost of the performance share awards and options is recognized over the vesting period. The expense associated with the performance shares will be adjusted over the vesting period to reflect the projected actual award, which is based upon the aggregate performance of the Company in the years 2005, 2006 and 2007. The Company also issued 35,423 shares of common shares to its directors. The Company recognized $206 thousand and $873 thousand of share compensation for the years ended December 31, 2006 and 2005, respectively, related to these awards.

During 2006, the Company granted 110,250 performance share awards and 221,353 RSUs. The cost of the performance shares awards and RSUs is recognized over the vesting period. The expense associated with the performance shares will be adjusted over the vesting period to reflect the projected actual award, which is based upon the aggregate performance of the company in the years 2006, 2007 and 2008. For 2006, the Company also issued 22,950 common shares to its directors. The Company recognized $1.1 million of share compensation expense for the year ended December 31, 2006.

In connection with the IPO, as discussed above, the Company recognized $3.3 million of expense for the accelerated vesting of shares and options under the Company’s Initial Staffing Award Pool, Bonus Plan and Share Incentive Plan.

At December 31, 2006, total unrecognized share-based compensation expense related to nonvested share awards was approximately $5.8 million. This share-based compensation expense is expected to be recognized over a weighted average period of 2.2 years.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the periods indicated:

	Year ended December 31, 2006	October 2005	October 2004	February 2004
Risk free interest rate	5.16%	4.90%	3.08%	4.04%
Volatility	33.8%	31.8%	28.3%	27.9%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option life	7 years	7 years	7 years	10 years
Weighted average fair value of options	$4.02	$2.78	$3.61	$10.00

The following table is a summary of the information concerning outstanding and exercisable options for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	710,860	$10.43	776,094	$10.28	200,781	$6.93
Granted	422,122	$12.46	30,000	$10.50	581,563	$11.43
Exercised	(56,641)	$8.73	(58,983)	$8.35	—	$—
Forfeited	(218,183)	$11.84	(36,251)	$10.61	(6,250)	$9.76
Outstanding at end of year	858,158	$11.18	710,860	$10.43	776,094	$10.28
Exercisable at end of year	275,623	$9.92	280,077	$9.54	158,123	$9.76

The following table summarizes the status of the Company’s options as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00-$6.94	128,125	6.0	$6.94	$590,656	96,093	$6.94	$442,989
$6.95-$9.76	178,749	7.0	$9.76	319,961	89,374	$9.76	159,979
$9.77-$13.50	551,284	5.7	$12.63	—	90,156	$13.25	—
Total	858,158			$910,617	275,623		$602,968

19.    Dividend Restrictions

Primus Financial’s operating guidelines restrict the payment of dividends to once per year. The payment of dividends by Primus Financial is contingent upon a dividend payment not resulting in a capital shortfall under its operating guidelines and the dividend not exceeding 100% (amended from 25% during 2006) of Primus Financial’s net income (excluding mark-to-market unrealized gains or losses on credit swaps). Primus Financial is further restricted from paying dividends under the terms of its Preferred Securities unless all of the cumulative distributions on the Preferred Securities have been previously made or set aside. The Company’s insurance subsidiary, Primus Re, is also subject to significant regulatory restrictions limiting its ability to declare and pay dividends.

Further, the Company is subject to Bermuda law and regulatory constraints that will affect its ability to pay dividends on its common shares and make other payments. Under the Bermuda Companies Act, each of Primus Guaranty, Primus Bermuda and Primus Re may not declare or pay a dividend out of distributable reserves if there are reasonable grounds for believing that they are, or

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

would after the payment be, unable to pay the respective liabilities as they become due; or if the realizable value of their respective assets would thereby be less than the aggregate of their respective liabilities and issued share capital and share premium accounts.

20.    Subsequent Events

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

On February 14, 2007, XL Insurance (Bermuda) Ltd., a subsidiary of XL Capital Ltd., exercised its warrants to purchase 1,414,747 common shares of the Company at the exercise price of approximately $5.18 per share, yielding proceeds to the Company of $7.3 million.

21.    Quarterly Operating Results (unaudited)

(in thousands)

2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$46,873	$23,941	$37,047	$40,003
Operating income	35,160	10,658	23,718	25,397
Net income	35,105	10,658	23,732	25,396
Basic earnings per share	$0.81	$0.25	$0.55	$0.59
Diluted earnings per share	$0.79	$0.24	$0.54	$0.57

(in thousands)

2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$(4,928)	$(1,569)	$32,134	$12,565
Operating income (loss)	(13,818)	(9,171)	24,072	3,046
Net income (loss)	(13,854)	(9,180)	24,009	3,108
Basic earnings (loss) per share	$(0.32)	$(0.21)	$0.56	$0.07
Diluted earnings (loss) per share	$(0.32)	$(0.21)	$0.54	$0.07

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

22.	Primus Guaranty, Ltd. Standalone Financial Statements

Primus Guaranty, Ltd.
Statements of Financial Condition

(in thousands)	December 31
	2006	2005
Assets
Cash and cash equivalents	$112,774	$53,568
Investment in subsidiaries, at equity	471,329	315,429
Prepaid expenses and other assets	203	44
Debt issuance costs, net	4,503	—
Total assets	588,809	369,041
Liabilities and shareholders’ equity
Accounts payable	432	—
Interest payable	97	—
Long-term debt	125,000	—
Intercompany payable	1,189	7,190
Total liabilities	126,718	7,190
Common shares	3,470	3,454
Additional paid-in-capital	269,420	265,966
Accumulated other comprehensive loss	(2,375)	(4,254)
Warrants	612	612
Retained earnings	190,964	96,073
Total shareholders’ equity	462,091	361,851
Total liabilities and shareholders’ equity	$588,809	$369,041

Primus Guaranty, Ltd.
Statements of Operations

(in thousands)	Year ended December 31
	2006	2005	2004
Revenues
Interest income	$252	$1,526	$266
Foreign currency revaluation income (loss)	—	(1,281)	115
Total revenues	252	245	381
Expenses
Intercompany expenses*	5,911	6,787	—
Share compensation	270	423	—
Interest expense	99	—	—
Exchange fees	—	35	194
Professional and legal fees	92	20	19
Other	—	8	—
Bank fees	2	—	1
Total expenses	6,374	7,273	214
Income (loss) before equity in earnings of subsidiaries	(6,122)	(7,028)	167
Equity in earnings of subsidiaries, net of tax	101,013	11,111	23,518
Net income	$94,891	$4,083	$23,685

*	Charges for services provided by subsidiaries under modified intercompany service agreement.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Primus Guaranty, Ltd.
Statements of Cash Flows

(in thousands)	Year ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$94,891	$4,083	$23,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items included in net income:
Share compensation	3,654	423	—
Amortization of debt issuance costs	2	—	—
Change in accumulated comprehensive loss of subsidiaries	1,879	—	—
Equity in subsidiaries’ earnings, net of tax	(101,013)	(11,111)	(23,518)
Increase (decrease) in cash resulting from changes in:
Intercompany receivable/payable	(6,001)	14,141	(5,517)
Other receivable	—	—	(44)
Prepaid expenses and other assets	(159)	7	(7)
Accounts payable	432	—	—
Interest payable	97	—	—
Net cash provided by (used in) operating activities	(6,218)	7,543	(5,401)
Cash flows from investing activities:
Investment in subsidiaries	(54,887)	(5,402)	(65,500)
Net cash used in investing activities	(54,887)	(5,402)	(65,500)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	—	116,974
Repurchase and retirement of common shares	(793)	(3,154)	—
Proceeds from exercise of warrants	—	—	5,500
Proceeds from exercise of options	609	493	—
Proceeds from issuance of debt	125,000	—	—
Debt issuance costs	(4,505)	—	—
Net cash provided by (used in) financing activities	120,311	(2,661)	122,474
Net increase (decrease) in cash	59,206	(520)	51,573
Cash and cash equivalents at beginning of year	53,568	54,088	2,515
Cash and cash equivalents at end of year	$112,774	$53,568	$54,088

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

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

Item 9B.    Other information

None.

All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2006 have been so reported.

Part III.

Item 10.    Directors, Executive Officers and Corporate Governance

Information regarding directors is set forth under ‘‘Election of Directors’’ in the company’s Proxy Statement to be filed on or before April 30, 2007 ( the ‘‘Proxy Statement’’), which is incorporated in this Item 10 by reference.

Information regarding executive officers is set forth under ‘‘Executive Officers’’ in the Proxy Statement, which is incorporated in this Item 10 by reference.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding relationships and related transactions and director independence is set forth under ‘‘Certain Relationships and Related Transactions’’ in the Proxy Statement, which is incorporated in this Item 13 by reference.

Item 14.    Principal Accountant Fees and Services

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

(c) Exhibits

Index to Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to the S-1 dated July 23, 2004)
3.2	By-laws (Incorporated by reference to Exhibit 3.2 to the S-1/A dated June 10, 2004)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to the S-1/A dated July 23, 2004)
4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)
4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)
4.4	7% Senior Notes due 2036
10.1	Employment Agreement with Thomas W. Jasper, dated August 16, 2004 (Incorporated by reference to Exhibit 10.1 to the S-1 dated August 17, 2004)
10.2	Employment Letter with Richard Claiden, dated October 20, 2003 (Incorporated by reference to Exhibit 10.3 to the S-1/A dated June 10, 2004)
10.3	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the S-1/A dated June 10, 2004)
10.4	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the S-1 dated April 26, 2004)
10.5	Primus Guaranty, Ltd. 2004 Share Incentive Plan (As amended on February 1, 2007)
10.6	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to the S-1 dated April 26, 2004)
10.7	Primus Guaranty, Ltd. Severance Plan (As amended on February 1, 2007)
10.8	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to the S-1 dated April 26, 2004)
10.9	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the S-1/A dated June 10, 2004)
10.10	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to the S-1/A dated September 24, 2004)
12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements
21	Subsidiaries of Primus Guaranty, Ltd.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Exhibit
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)
By:/s/ Thomas W. Jasper
Thomas W. Jasper Chief Executive Officer

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Jasper	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

Thomas W. Jasper

/s/ Richard Claiden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

Richard Claiden

/s/ Michael P. Esposito, Jr.	Director and Chairman of the Board	March 14, 2007

Michael P. Esposito, Jr.

/s/ Frank P. Filipps	Director	March 14, 2007

Frank P. Filipps

/s/ Duncan Goldie-Morrison	Director	March 14, 2007

Duncan Goldie-Morrison

/s/ Paul S. Giordano	Director	March 14, 2007

Paul S. Giordano

/s/ Thomas J. Hartlage	Director	March 14, 2007

Thomas J. Hartlage

/s/ James K. Hunt	Director	March 14, 2007

James K. Hunt

/s/ Robert R. Lusardi	Director	March 14, 2007

Robert R. Lusardi

/s/ John A. Ward, III	Director	March 14, 2007

John A. Ward, III