Form 10-Q
period 2007-03-31
PRIMUS GUARANTY LTD
filed 2007-05-10
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, the number of shares outstanding of the issuer’s common stock, $0.08 par value, was 45,023,823.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended March 31, 2007

Part I.    Financial Information

Item 1.    Financial Statements

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$155,212	$204,428
Available-for-sale investments	644,315	584,911
Trading account assets	12,952	14,537
Accrued interest receivable	6,120	6,374
Accrued premiums and receivables on credit and other swaps	4,409	4,022
Unrealized gain on credit and other swaps, at fair value	58,577	73,330
Deposit and warehouse loan agreements	5,089	—
Warehouse loans held for securitization	59,369	—
Fixed assets and software costs, net	5,360	5,510
Debt issuance costs, net	7,198	7,399
Other assets	4,390	1,957
Total assets	$962,991	$902,468
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$4,312	$2,854
Accrued compensation	2,031	8,800
Interest payable	806	625
Unrealized loss on credit and other swaps, at fair value	11,026	2,931
Trading account liabilities	1,010	1,002
Warehouse loan payable	59,369	—
Long-term debt	324,513	325,000
Other liabilities	1,168	644
Total liabilities	404,235	341,856
Preferred securities of subsidiary	98,521	98,521
Shareholders’ equity
Common shares, $0.08 par value, 62,500,000 shares authorized, 44,954,415 and 43,380,893 shares issued and outstanding at March 31, 2007 and December 31, 2006	3,583	3,470
Additional paid-in-capital	277,130	269,420
Warrants	—	612
Accumulated other comprehensive loss	(1,724)	(2,375)
Retained earnings	181,246	190,964
Total shareholders’ equity	460,235	462,091
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$962,991	$902,468

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three months ended March 31,
	2007	2006
	(unaudited)
Revenues
Net credit swap revenue (loss)	$(4,877)	$40,129
Premiums earned on financial guarantees	—	100
Asset management and advisory fees	661	49
Interest income	9,977	6,601
Other trading revenue	1,259	—
Foreign currency revaluation gain (loss)	51	(6)
Total net revenues	7,071	46,873
Expenses
Compensation and employee benefits	6,004	4,891
Professional and legal fees	976	1,215
Depreciation and amortization	577	589
Technology and data	877	399
Interest expense	4,862	2,449
Other	1,535	1,039
Total expenses	14,831	10,582
Distributions on preferred securities of subsidiary	1,902	1,131
Income (loss) before provision for income taxes	(9,662)	35,160
Provision for income taxes	56	55
Net income (loss) available to common shares	$(9,718)	35,105
Income (loss) per common share:
Basic	$(0.22)	$0.81
Diluted	$(0.22)	$0.79
Average common shares outstanding:
Basic	44,164	43,246
Diluted	44,164	44,287

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands except per share amounts)

	Three months ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(9,718)	$35,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	577	589
Share compensation	1,007	1,046
Net unrealized (gain) loss on credit swap portfolio	22,848	(24,332)
Net amortization of premium and discount on securities	(2,223)	(904)
Amortization of debt issuance costs	78	43
Distributions on preferred securities of subsidiary	1,902	1,131
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	254	(154)
Accrued premiums and interest receivable on credit and other swaps	(387)	(101)
Deposit and warehouse loan agreement	(5,089)	—
Warehouse loans held for securitization	(59,369)	—
Other assets	(2,433)	279
Trading account assets	1,585	—
Accounts payable and accrued expenses	1,581	(1,263)
Accrued compensation	(6,769)	(3,206)
Trading account liabilities	8	—
Interest payable	181	160
Other liabilities	37	(27)
Net cash (used in) provided by operating activities	(55,930)	8,366
Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(427)	(1,017)
Purchases of available-for-sale investments	(267,249)	(10,375)
Maturities and sales of available-for-sale investments	210,714	—
Net cash used in investing activities	(56,962)	(11,392)
Cash flows from financing activities
Repurchase and retirement of common shares	(1,131)	(507)
Proceeds from exercise of options and issue of shares	—	206
Proceeds from exercise of warrants	7,335	—
Warehouse loan payable	59,369
Debt issuance costs	—	(13)
Net preferred distributions of subsidiary	(1,902)	(1,131)
Net cash provided by (used in) financing activities	63,671	(1,445)
Net effect of exchange rate changes on cash	5	—
Net decrease in cash	(49,216)	(4,471)
Cash and cash equivalents at beginning of period	204,428	69,355
Cash and cash equivalents at end of period	$155,212	$64,884
Supplemental disclosures
Cash paid for interest	$4,603	$2,246
Cash paid for taxes	$11	$44

See accompanying notes.

1.    Organization and Basis of Presentation

Primus Guaranty, Ltd., together with its consolidated subsidiaries (‘‘Primus Guaranty’’ or ‘‘the Company’’), is a Bermuda holding company that conducts business through several operating subsidiaries, including Primus Financial Products, LLC (‘‘Primus Financial’’), Primus Asset Management, Inc. (‘‘Primus Asset Management’’) and PRS Trading Strategies, LLC (‘‘PRS Trading Strategies’’).

Primus Financial is a Delaware financial products limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor’s (‘‘S&P’’) and Aaa from Moody’s Investors Service, Inc. (‘‘Moody’s’’ and, together with S&P, the ‘‘Rating Agencies’’). Primus Financial is primarily a seller of credit swaps against investment grade credit obligations of corporate and sovereign reference entities. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities. Primus Financial recently received the rating agencies’ approval to sell credit swaps referencing residential mortgage-backed securities and commercial mortgage-backed securities, which are referred to as ABS. Primus Financial has begun selling credit swaps against ABS having an assigned rating of ‘‘BBB/Baa’’ (or the equivalent thereof) or better from a recognized rating agency, referencing residential mortgage-backed securities.

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

PRS Trading Strategies commenced operations in January 2006 with $50 million of capital contributed by Primus Guaranty from the proceeds of our initial public offering. PRS Trading Strategies trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities. Unlike Primus Financial, PRS Trading Strategies has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. PRS Trading Strategies does not engage in trading activity with Primus Financial.

Primus Guaranty (UK), Ltd. (‘‘PGUK’’) was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe.

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2007. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The condensed consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The condensed consolidated financial statements are presented in U.S. dollar equivalents. At March 31, 2007 and December 31, 2006, the Company’s credit swap activities were conducted in U.S. dollars and euros.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48. The adoption did not have a material effect on the Company’s consolidated financial statements. See note 10 for further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 159 will have on its consolidated financial statements.

3.    Available-for-sale Investments

Available-for-sale investments included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies and the Company’s equity investment in a CLO. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S government agency obligations	$613,482	$127	$(1,673)	$611,936
Commercial paper	25,979	4	—	25,983
Collateralized loan obligation (CLO)	6,786	—	(390)	6,396
Total	$646,247	$131	$(2,063)	$644,315

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S government agency obligations	$554,691	$89	$(2,551)	$552,229
Commercial paper	26,275	1	—	26,276
Collateralized loan obligation (CLO)	6,536	—	(130)	6,406
Total	$587,502	$90	$(2,681)	$584,911

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007
	Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$40,703	$(26)	$227,575	$(1,647)	$268,278	$(1,673)
Collateralized loan obligation (CLO)	6,396	(390)	—	—	6,396	(390)
Total	$47,099	$(416)	$227,575	$(1,647)	$274,674	$(2,063)

	December 31, 2007
	Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$19,978	$(90)	$331,709	$(2,461)	$351,687	$(2,551)
Collateralized loan obligation (CLO)	6,406	(130)	—	—	6,406	(130)
Total	$26,384	$(220)	$331,709	$(2,461)	$358,093	$(2,681)

The unrealized losses on the Company’s investments in U.S. government agency obligations were the result of an increase in short-term interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007 and December 31, 2006. The U.S. government agency obligations mature within two years and the CLO matures in 2019, although the maturity may be sooner.

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

All credit swap transactions entered into between the Buyer and the Seller are, or will shortly be, subject to an International Swaps and Derivatives Association, Inc. Master Agreement or (‘‘ISDA Master Agreement’’) executed by both parties. The ISDA Master Agreement allows for the aggregation of the market exposures and termination of all transactions between the Buyer and Seller in the event a default (as defined by the ISDA Master Agreement) occurs in respect of either party.

The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience Credit Events that will require the Company to make payments to the Buyers of the transactions. Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. The Company has not experienced any of these events since its inception.

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

Primus Financial is primarily a Seller of credit swaps. As a general rule, when Primus Financial sells credit swaps, it intends to maintain the transaction until maturity. However, there are two sets of circumstances in which the Company could elect to terminate transactions prior to maturity, and the Company monitors its portfolio on a continuing basis to assess whether those circumstances are present.

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

Primus Financial distinguishes among credit swaps sold-single name and credit swaps sold-tranche. Credit swaps sold-single name refers to credit swaps referencing a single entity. Credit swaps sold-tranche refers to credit swaps referencing portfolios containing obligations of multiple reference entities.

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

Revenue and Portfolio Information

The table below presents the components of consolidated net credit swap revenue (loss) for the three months ended March 31, 2007 and 2006 (in thousands).

	Three months ended March 31,
	2007	2006
Net premium income	$18,524	$15,943
Realized gains	2,796	658
Realized losses	(3,169)	(804)
Change in unrealized gains (losses)	(23,028)	24,332
Total net credit swap revenue (loss)	$(4,877)	$40,129

The Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions (excluding a $1.2 million and a $25 thousand net fair value associated with the CDS index, CDS on ABS and total return swaps) entered into with third parties at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007	December 31, 2006
Gross Notional Amounts:
Credit swaps sold-single name	$15,695,106	$15,485,145
Credit swaps sold-tranche	1,100,000	500,000
Credit swaps purchased-single name	(266,719)	(147,597)
Fair value:
Asset	59,414	73,305
Liability	10,691	2,931
Average fair value:
Asset	70,525	57,435
Liability	6,320	1,990

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

The tables that follow summarize, by credit rating of Reference Entities and of counterparties, the notional amounts and fair values of credit swap transactions outstanding (excluding a $1.2 million and a $25 thousand net fair value associated with the CDS index, CDS on ABS and total return swaps) for the Company as of March 31, 2007 and December 31, 2006 (in thousands).

	March 31, 2007		December 31, 2006
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
Aaa	$828,469	$2,132	$761,211	$1,483
Aa	2,723,048	5,928	2,690,166	9,364
A	5,891,596	22,874	6,075,786	29,501
Baa	5,652,293	33,056	5,427,937	32,786
Ba	535,670	812	470,842	1,467
B	64,030	(1,436)	59,203	(706)
Total	$15,695,106	$63,366	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
Aa	$850,000	$(13,789)	$300,000	$(2,494)
A	250,000	(1,402)	200,000	(534)
Total	$1,100,000	$(15,191)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
Aa	$(25,000)	$79	$(15,000)	$(15)
A	(98,774)	121	(36,000)	(10)
Baa	(135,445)	374	(83,636)	(484)
Ba	(5,000)	(67)	(6,961)	235
B	(2,500)	40	(6,000)	(219)
Total	$(266,719)	$547	$(147,597)	$(493)
Counterparty Buyer/(Seller)
Credit Swaps Sold – Single Name:
Aaa	$3,007,523	$13,277	$982,194	$5,003
Aa	10,172,439	39,908	12,037,591	57,175
A	2,515,144	10,181	2,465,360	11,717
Total	$15,695,106	$63,366	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
Aaa	$50,000	$842	$—	$—
Aa	1,050,000	(16,033)	500,000	(3,028)
Total	$1,100,000	$(15,191)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
Aaa	$(37,752)	$(131)	$(9,961)	$(120)
Aa	(228,967)	678	(137,636)	(373)
Total	$(266,719)	$547	$(147,597)	$(493)

	March 31, 2007		December 31, 2006
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Reference Entity/Tranche
Credit Swaps Sold – Single Name:
AAA	$936,580	$1,267	$940,031	$1,721
AA	2,546,801	7,161	2,275,564	8,845
A	6,148,166	23,048	6,490,958	30,644
BBB	5,465,889	31,861	5,271,390	32,958
BB	520,633	1,635	438,499	1,060
B	77,037	(1,606)	68,703	(1,333)
Total	$15,695,106	$63,366	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
AAA	$350,000	$(6,055)	$150,000	$(2,010)
AA	600,000	(8,673)	200,000	(1,613)
A	150,000	(463)	150,000	595
Total	$1,100,000	$(15,191)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
AA	$(25,000)	$78	$(15,000)	$(15)
A	(103,774)	245	(56,000)	(10)
BBB	(125,445)	341	(58,636)	(473)
BB	(10,000)	(157)	(13,961)	214
B	(2,500)	40	(4,000)	(209)
Total	$(266,719)	$547	$(147,597)	$(493)
Counterparty Buyer/(Seller)
Credit Swaps Sold – Single Name:
AAA	$5,000	$20	$31,406	$104
AA	11,902,496	50,120	11,732,030	58,698
A	3,787,610	13,226	3,721,709	15,093
Total	$15,695,106	$63,366	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
AAA	$—	$—	$100,000	$(1,335)
AA	1,100,000	(15,191)	400,000	(1,693)
Total	$1,100,000	$(15,191)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
AA	$(142,828)	$792	$(127,995)	$(665)
A	(123,891)	(245)	(19,602)	172
Total	$(266,719)	$547	$(147,597)	$(493)

Primus Financial’s and PRS Trading’s counterparties are generally financial institutions with whom it has entered into Master Agreements that consolidate the counterparty risk to one office of that counterparty. For the three months ended March 31, 2007 and 2006, respectively, one and two counterparties each generated greater than ten percent of the Company’s total net premium revenue.

The table below shows the geographical distribution of the Company’s credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$9,293,722	$34,388	$9,133,328	$46,286
Europe	5,667,384	26,560	5,612,817	25,097
Pacific	565,000	1,557	570,000	1,351
Others	169,000	861	169,000	1,161
Total	$15,695,106	$63,366	$15,485,145	$73,895
By Counterparty:
North America	$8,072,890	$30,754	$7,904,024	$36,321
Europe	7,527,216	32,487	7,486,121	37,502
Pacific	75,000	40	75,000	(17)
Others	20,000	85	20,000	89
Total	$15,695,106	$63,366	$15,485,145	$73,895
Credit Swaps Sold – Tranche
By Counterparty:
North America	$50,000	$842	$50,000	$851
Europe	1,050,000	(16,033)	450,000	(3,879)
Total	$1,100,000	$(15,191)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name
By Reference Entity:
North America	$(206,835)	$727	$(127,000)	$(491)
Europe	(45,284)	(87)	(20,597)	(2)
Pacific	(14,600)	(93)	—	—
Total	$(266,719)	$547	$(147,597)	$(493)
By Counterparty:
North America	$(161,643)	$(377)	$(65,563)	$(362)
Europe	(105,076)	924	(82,034)	(131)
Total	$(266,719)	$547	$(147,597)	$(493)

The table below shows the distribution of the Company’s credit swap portfolio by year of maturity as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
Year of Maturity
2007	$1,991,432	$3,975	$2,432,827	$6,589
2008	1,133,247	5,580	1,127,551	6,509
2009	2,724,970	15,458	2,739,561	16,964
2010	6,096,947	30,655	6,132,240	33,056
2011	2,945,893	9,470	3,004,357	10,842
2012	791,617	(1,465)	44,609	(41)
2013	—	—	4,000	(24)
2014	3,000	(13)	—	—
2017	8,000	(294)	—	—
Total	$15,695,106	$63,366	$15,485,145	$73,895
Credit Swaps Sold – Tranche
Year of Maturity
2010	$50,000	$842	$50,000	$851
2013	350,000	(4,801)	350,000	(2,544)
2014	700,000	(11,232)	100,000	(1,335)
Total	$1,100,000	$(15,191)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name
Year of Maturity
2011	$(40,000)	$16	$(96,961)	$(255)
2012	(145,872)	(223)	(16,602)	(16)
2013	(12,000)	230	(34,034)	(222)
2014	(68,847)	524	—	—
Total	$(266,719)	$547	$(147,597)	$(493)

 5.    Earnings per Share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Net earnings (loss) available to common shareholders	$(9,718)	$35,105
Weighted-average basic shares outstanding	44,164	43,246
Effect of dilutive instruments
Employee options	—	33
Restricted share units	—	173
Warrants	—	835
Dilutive potential shares	—	1,041
Diluted shares	44,164	44,287
Basic EPS	$(0.22)	$0.81
Diluted EPS	$(0.22)	$0.79

For the three months ended March 31, 2007 and 2006, approximately 1.5 million shares and 452 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

On February 14, 2007, XL Insurance (Bermuda) Ltd., a subsidiary of XL Capital Ltd., exercised its warrants to purchase 1,414,747 common shares of the Company at an exercise price of approximately $5.18 per share, yielding proceeds to the Company of $7.3 million.

6.    Share Based Compensation

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and assumptions used for options granted during the three months ended March 31, 2007 were:

Three months ended March 31, 2007
Risk free interest rate	5.30%
Volatility	33.05%
Expected dividend yield	0.00%
Expected option life	7 years
Fair value of option	$3.76

The following table is a summary of option activity for the three months ended March 31, 2007:

	March 31, 2007
	Number of shares	Weighted average exercise price
Outstanding at December 31, 2006	858,158	$11.18
Granted	775,000	$11.75
Exercised	—	$—
Forfeited	(46,956)	$12.30
Outstanding at March 31, 2007	1,586,202	$11.43
Exercisable at March 31, 2007	434,449	$10.18

The following table summarizes the status of the Company’s options as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 – $6.94	128,125	5.9	$6.94	128,125	$6.94
$6.95 – $9.76	168,593	6.9	$9.76	134,062	$9.76
$9.77 – $13.50	1,289,484	6.3	$12.09	172,262	$12.91
Total	1,586,202			434,449

The Company recorded share compensation expense of approximately $1.0 million during each of the three months ended March 31, 2007 and 2006, respectively. Share compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

As of March 31, 2007, total unrecognized share-based compensation expense related to nonvested share awards was $10.8 million. This expense is expected to be recognized over a weighted average period of 2.3 years.

7.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net income (loss)	$(9,718)	$35,105
Foreign currency translation adjustments	5	—
Change in net unrealized gains (losses) on available-for-sale investments	646	(1,445)
Total comprehensive income (loss)	$(9,067)	$33,660

8.    Interest Rate Swap Agreement

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement. The interest rate swap is designated as a fair value hedge on the fixed senior notes in accordance with SFAS No. 133. The fair value of the interest rate swap is included in other liabilities and the offsetting adjustment to the carrying value of the debt is included in long term debt in the accompanying consolidated statements of financial condition. Payments or receipts on the interest rate swap are recorded in the interest expense caption in the consolidated statements of operations.

9.    Warehouse Loan Transaction

On February 7, 2007, the Company’s subsidiaries, Primus Asset Management and PRS Trading Strategies entered into a master warehousing and participation agreement (together with certain other related agreements, hereafter referred to as the ‘‘warehouse loan agreements’’) with another major financial institution and a special purpose entity or SPE for the purpose of building a portfolio of loan assets, with the expectation of subsequently issuing securities in the form of a collateralized loan obligation. Primus Asset Management will act as interim collateral manager for the SPE. Under the warehouse loan agreements, the SPE is able to finance the purchase and accumulation of loans to an amount up to $400 million. In the interim period, while the SPE accumulates the loans and before the CLO securities are issued (the ‘‘warehouse period’’), the major financial institution is funding the purchase of the loans. PRS Trading Strategies has deposited $5 million in cash collateral with a trustee pursuant to this arrangement representing the first loss protection on the underlying loans. PRS Trading Strategies’ potential loss is limited to $5 million. Under the warehouse loan agreements, PRS Trading Strategies is entitled to the net interest earned on the loans, after deduction of funding costs.

The Company has determined, pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that it is the primary beneficiary of the SPE and, accordingly, the warehouse loans and related funding are consolidated in the Company’s financial statements. At March 31, 2007, the Company recorded warehouse loans held for securitization of $59.4 million, which are held as trading assets and carried at cost, which approximates fair value and recorded a corresponding warehouse loan payable to the financial institution related to these loans.

Revenue generated from the warehouse loan agreements is recorded in other trading revenues, as presented in the condensed consolidated statements of operations, and comprises the Company’s share under the warehouse loan transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

10.    Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The adoption did not have a material effect on the Company’s consolidated financial statements.

As of March 31, 2007, and January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the three months ended March 31, 2007 and 2006.

The Company and certain subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions, which are no longer subject to U.S. federal, state, local and foreign income tax examinations by tax authorities for years before 2003.

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

Business Overview

Primus Guaranty, Ltd. is a holding company that was incorporated in Bermuda in 1998 and conducts business through several operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC, a limited liability company with ‘‘AAA/Aaa’’ counterparty ratings by Standard & Poor’s Ratings Group, or S&P, and Moody’s Investors Service, Inc., or Moody’s, respectively. Primus Asset Management, Inc., or Primus Asset Management, one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities. PRS Trading Strategies, LLC, or PRS Trading Strategies, another of our principal operating subsidiaries, trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities.

Primus Financial

Primus Financial Products, LLC, or Primus Financial, is a ‘‘AAA/Aaa’’ rated seller of credit swaps against credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium we agree, upon the occurrence of a default or other credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, which we refer to as a Reference Entity, to pay our counterparty an agreed amount, which are referred to as ‘‘single name credit swaps.’’ To date, we have not experienced a credit event on any Reference Entity in our portfolio. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple Reference Entities, which we refer to as ‘‘tranches’’. Primus Financial recently received the rating agencies’ approval to sell credit swaps referencing residential mortgage-backed securities and commercial mortgage-backed securities, which we refer to as ABS. Primus Financial has begun selling credit swaps against ABS having an assigned rating of ‘‘BBB/Baa’’ (or the equivalent thereof) or better from a recognized rating agency referencing residential mortgage-backed securities.

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

PRS Trading Strategies

PRS Trading Strategies, LLC, or PRS Trading Strategies, commenced operations in January 2006, with $50 million of capital contributed by Primus Guaranty from the proceeds of our initial public offering. PRS Trading Strategies trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and speculative grade securities. Unlike Primus Financial, PRS Trading Strategies has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. PRS Trading Strategies does not engage in trading activity with Primus Financial.

Net Credit Swap Revenues

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

First, whenever we receive new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, we consider the possibility of terminating the transaction, usually at a loss, to avoid a larger loss that could result if the credit swap were to remain in place until a credit event occurs. The principal factor that governs our decision regarding termination in these circumstances is whether we believe that the underlying risk has become substantially greater than the level of risk we would choose to assume in entering into a new sale of credit swaps. Since inception, we have terminated due to credit considerations approximately 2% of the notional amount of credit swaps sold.

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

CLO Transaction

On December 19, 2006, the Company completed its first CLO offering through Primus CLO I, Ltd (a special purpose entity or SPE). Primus Asset Management is acting as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. The Company has invested $6.5 million for a 25% of the equity interest in the CLO. The Company’s ultimate exposure to loss in the CLO is limited to the amount of its equity investment in the CLO.

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

Warehouse Loan Transaction

On February 7, 2007, the Company’s subsidiaries, Primus Asset Management and PRS Trading Strategies entered into a master warehousing and participation agreement (together with certain other related agreements, hereafter referred to as the ‘‘warehouse loan agreements’’) with another major financial institution and a special purpose entity or SPE for the purpose of building a portfolio of loan assets, with the expectation of subsequently issuing securities in the form of a collateralized loan obligation. Primus Asset Management will act as interim collateral manager for the SPE. Under the warehouse loan agreements, the SPE is able to finance the purchase and accumulation of loans to an amount up to $400 million. In the interim period, while the SPE accumulates the loans and before the CLO securities are issued (the ‘‘warehouse period’’), the major financial institution is funding the purchase of the loans. PRS Trading Strategies has deposited $5 million in cash collateral with a trustee pursuant to this arrangement representing the first loss protection on the underlying loans. PRS Trading Strategies’ potential loss is limited to $5 million. Under the warehouse loan agreements, PRS Trading Strategies is entitled to the net interest earned on the loans, after deduction of funding costs.

The Company has determined, pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that it is the primary beneficiary of the SPE and, accordingly, the warehouse loans and related funding are consolidated in the Company’s financial statements. At March 31, 2007, the Company recorded warehouse loans held for securitization of $59.4 million, which are held as trading assets and carried at cost, which approximates fair value and recorded a corresponding warehouse loan payable to the financial institution related to these loans.

Revenue generated from the warehouse loan agreements is recorded in other trading revenues, as presented in the condensed consolidated statements of operations, and comprises the Company’s share under the warehouse loan transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

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

Results of Operations

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Overview

Our net income (loss) for the first quarter of 2007 was $(9.7) million compared with $35.1 million for the first quarter of 2006. The net loss during the first quarter of 2007 was primarily due to mark-to-market unrealized losses on credit swaps from the portfolio of credit swaps sold as compared with mark-to-market unrealized gains on credit swaps during the first quarter of 2006. Net credit swap premiums earned were $18.5 million in the first quarter of 2007, compared with $15.9 million in the first quarter of 2006. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold.

Interest income on our portfolio of investments was $10.0 million in the first quarter of 2007, compared with $6.6 million in the first quarter of 2006. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125 million senior notes offering by Primus Guaranty in December 2006.

Interest expense and distributions on preferred securities issued by Primus Financial were $6.8 million in the first quarter of 2007, compared with $3.6 million in the first quarter of 2006. The increase is due to higher short-term market interest rates, together with higher debt balances associated with the $125 million senior notes offering by Primus Guaranty in December 2006 and a change in the frequency of distribution payments on the Series B preferred securities.

Our operating expenses were $10.0 million in the first quarter of 2007, compared with $8.1 million in the first quarter of 2006. The increase was primarily due to higher compensation and employee benefits as a result of increased headcount, higher technology and data costs attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build-out and higher debt and investment management fees.

Net Credit Swap Revenue (Loss)

Consolidated net credit swap revenue (loss) was $(4.9) million and $40.1 million for the three months ended March 31, 2007 and 2006, respectively.

The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated by Primus Financial and PRS Trading Strategies for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Primus Financial	$(3,680)	$40,361
PRS Trading	(1,197)	(232)
Total consolidated net credit swap revenue (loss)	$(4,877)	$40,129

Net credit swap loss for PRS Trading Strategies primarily consisted of mark-to-market unrealized losses on its credit swap portfolio during the period. See other trading revenues for further discussion of PRS Trading Strategies activities during the period.

Net credit swap revenue (loss) for Primus Financial is discussed below.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue (loss) was $(3.7) million and $40.4 million for the three months ended March 31, 2007 and 2006, respectively. Net credit swap revenue for Primus Financial excludes $77 thousand for the three months ended March 31, 2006 of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Net premiums earned	$18,401	$15,925
Net realized losses on credit swaps	(749)	(275)
Net unrealized gains (losses) on credit swaps	(21,332)	24,711
Total net credit swap revenue (loss)	$(3,680)	$40,361

Net Premiums Earned – Primus Financial

Net premiums earned were $18.4 million and $15.9 million for the three months ended March 31, 2007 and 2006, respectively. Net premiums earned include:

•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on credit swaps sold on asset backed securities (ABS);

The table below shows the components of net premiums earned for the three months ended March 31, 2007 and 2006 (in thousands).

	Three months ended March 31,
	2007	2006
Premium income on single name credit swaps sold	$16,993	$15,717
Premium income on tranches sold	1,368	208
Premium income on credit swaps sold on ABS	40	—
Total net premiums earned	$18,401	$15,925

Premium income on single name credit swaps sold was $17.0 million and $15.7 million during the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $15.4 billion and $14.2 billion for the three months ended March 31, 2007 and 2006, respectively.

Premium income from tranches sold was $1.4 million and $208 thousand for the three months ended March 31, 2007 and 2006, respectively. The average notional amount of tranches outstanding was $833.3 million and $116.7 million for the three months ended March 31, 2007 and 2006, respectively.

During the fourth quarter of 2006, we received rating agency approval to sell credit protection on asset-backed securities (ABS). Premium income on credit swaps sold on ABS was $40 thousand during the three months ended March 31, 2007. The average notional amount of credit swaps sold on ABS outstanding was $26.7 million for the three months ended March 31, 2007.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the three months ended March 31, 2007 and 2006 are summarized below (in thousands):

	Three months ended March 31,
	2007	2006
Realized gains on terminated credit swaps sold	$244	$502
Realized losses on terminated credit swaps sold	(993)	(777)
Total net realized losses on credit swaps	$(749)	$(275)

Net realized losses on the early termination of credit swaps sold were $749 thousand and $275 thousand for the three months ended March 31, 2007 and 2006, respectively. We terminated $101.6 million and $115 million notional amount of credit swaps sold during the three months ended March 31, 2007 and 2006, respectively. The realized losses incurred during the three months ended March 31, 2007 and 2006 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold for the three months ended March 31, 2007 and 2006 are summarized below (in thousands):

	Three months ended March 31,
	2007	2006
Net unrealized gains (losses) on credit swaps sold	$(8,042)	$25,250
Net unrealized losses on tranches sold	(12,163)	(539)
Net unrealized losses on credit swaps sold on ABS	(1,127)	—
Total net unrealized gains (losses) on credit swaps	$(21,332)	$24,711

Net unrealized gains (losses) on credit swaps were $(21.3) million and $24.7 million for the three months ended March 31, 2007 and 2006, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The unrealized loss on credit swaps for the first quarter of 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps compared with the prior period. The unrealized gain in the first quarter of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that quarter.

Asset Management and Advisory Fees

We recognized $661 thousand and $49 thousand of asset management and advisory fees for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to asset management fees related to our first CLO offering in December 2006. On December 19, 2006, the Company completed its first CLO offering of Primus CLO I, Ltd. Primus Asset Management acts as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. Some of our synthetic CDO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at March 31, 2007 or 2006, respectively.

Interest Income

We earned interest income of $10.0 million and $6.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2006 senior notes offering of $125 million by Primus Guaranty and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher short-term market rates of interest during 2006 and 2007.

Weighted average yields on our cash, cash equivalents and investments were 4.95% in the three months ended March 31, 2007 compared with 4.20% for the three months ended March 31, 2006.

The table below summarizes our interest income for the three months ended March 31, 2007 and 2006 and our total cash, cash equivalents, available-for-sale and trading account securities at March 31, 2007 and 2006 (in thousands).

	Three months ended March 31,
	2007	2006
Interest income	$9,977	$6,601
Cash and cash equivalents	$155,212	$64,884
Available-for-sale and trading account securities	657,267	569,981
Total cash, cash equivalents, available-for-sale and trading account securities	$812,479	$634,865

Other Trading Revenue

During the three months ended March 31, 2007, PRS Trading Strategies recorded other trading revenues of $1.3 million, which excludes PRS Trading Strategies’ net credit swap loss of $(1.2) million as discussed under net credit swap revenue (loss) caption. PRS Trading Strategies did not record other trading revenues during the three months ended March 31, 2006. Other trading revenues comprises the net trading gains from PRS Trading Strategies’ total return swaps, loan warehousing and bond trading activities.

Foreign currency revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 30% of the notional amount of our Primus Financial credit swaps sold portfolio at

March 31, 2007. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the three months ended March 31, 2007 and 2006, we recorded $51 thousand and $(6) thousand, respectively, in foreign currency revaluation gains (losses).

Operating Expenses

Our operating expenses were $10.0 million and $8.1 million for the three months ending March 31, 2007 and 2006, respectively, as summarized below (in thousands):

	Three months ended March 31,
	2007	2006
Compensation and employee benefits	$6,004	$4,891
Professional and legal fees	976	1,215
Depreciation and amortization	577	589
Technology and data	877	399
Other	1,535	1,039
Total operating expenses	$9,969	$8,133
Number of full-time employees, at end of period	55	41

Compensation expense for the three months ended March 31, 2007 increased $1.1 million over the comparable prior period. Overall, the increase was primarily the result of an increase in headcount as we expand our business operations and higher performance based incentives. Our accrued cash incentive compensation expense was $2.0 million for the three months ended March 31, 2007, compared with an accrued expense of $1.6 million for the corresponding prior period. Share compensation expense was approximately $1.0 million in each of the three months ended March 31, 2007 and 2006, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. The decrease in professional fees is primarily due to lower employee recruiting costs.

Depreciation and amortization expense remained consistent with the prior period. The increase in technology and data expense was primarily attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build-out.

Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily due to higher debt and investment management fees.

Interest Expense and Preferred Distributions

For the three months ended March 31, 2007 and 2006, we recorded $4.9 million and $2.4 million of interest expense, respectively. The increase in interest expense was primarily the result of higher debt balances as a result of the senior note offering of $125 million by Primus Guaranty in December 2006 along with increased short-term interest rates.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

Primus Financial also made net distributions of $1.9 million and $1.1 million during the three months ended March 31, 2007 and 2006, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The increase in net distributions was primarily due to increased short-term interest rates and a change in the frequency of distribution payments of the Series B preferred securities, which was approximately $400 thousand.

Income Taxes

Provision for income taxes was $56 thousand and $55 thousand for the three months ended March 31, 2007 and 2006, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.2 million and $9.5 million as of March 31, 2007 and December 31, 2006, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(3.5) million and $17.5 million for the three months ended March 31, 2007 and 2006, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property leases	$10,859	$1,254		$2,507		$2,528		$4,570
Senior notes	125,000	—		—		—		125,000
Interest on senior notes(b)	260,215	8,750		17,500		17,500		216,465
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$596,074	$10,004		$20,007		$20,028		$546,035

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.
(b)	Net interest payments on the 7% fixed senior notes will vary due to the interest rate swap agreement, as previously discussed.

Property leases:    Primus Financial currently occupies approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York at a fixed yearly rental (subject to certain escalations specified in the lease). In 2006, Primus Financial amended the original lease to extend its term to 2016 and add approximately 5,500 square feet of additional space. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.

We have no other material long-term contractual obligations.

Liquidity and Capital Resources

Capital Strategy

Our consolidated cash, cash equivalents, available-for-sale and trading account securities were $812.5 million and $803.9 million as of March 31, 2007 and December 31, 2006, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs.

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

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business. At March 31, 2007 and December 31, 2006, Primus Financial had cash, cash equivalents and investments of $640.6 million and $624.5 million, which management believes is sufficient to operate its credit swap business.

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

Cash Flows

Cash flows from operating activities – Net cash (used in) provided by operating activities were $(55.9) million and $8.4 million for the three months ended March 31, 2007 and 2006, respectively. This decrease is primarily attributable to our consolidation of the SPE warehouse loans held for securitization, as discussed previously and higher working capital needs during the first quarter of 2007 compared with the first quarter of 2006.

Cash flows from investing activities – Net cash used in investing activities was $57.0 million and $11.4 million for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily due to higher net purchases of available-for-sale-investments in 2007 compared with 2006.

Cash flows from financing activities – Net cash provided by (used in) financing activities was $63.7 million and $(1.4) million for the three months ended March 31, 2007 and 2006, respectively. This increase is primarily due to our consolidation of the SPE warehouse loan funding, as previously discussed and proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd., partially offset by an increase in preferred distributions of our subsidiary.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and debt service obligations (including preferred distributions) over at least the next twelve months.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48. The adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No.157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No.157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 159 will have on its consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report of Primus Guaranty includes statements that are not historical or current facts and are ‘‘forward-looking statements’’ made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘project,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘will likely result,’’ ‘‘looking forward’’ or ‘‘will continue,’’ and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Primus Guaranty cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (U.S.) and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	competitive conditions and pricing levels;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of March 31, 2007, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $6.3 million.

We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of our credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Cumulative Preferred Shares pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Cumulative Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $125,000 for each of the Series A and Series B MMP Receipts. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement. Assuming a 25 basis point increase or decrease in the three month LIBOR rate, our interest expense would increase or decrease by $187,500 annually.

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

Item 1A.    Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: May 10, 2007