Form 10-Q
period 2007-06-30
PRIMUS GUARANTY LTD
filed 2007-08-08
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 45,024,358.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended June 30, 2007

Part I.    Financial Information

Item 1.    Financial Statements

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$189,715	$204,428
Available-for-sale investments	621,985	584,911
Trading account assets	13,203	14,537
Accrued interest receivable	6,545	6,374
Accrued premiums and receivables on credit and other swaps	4,777	4,022
Unrealized gain on credit and other swaps, at fair value	43,676	73,330
Deposit and warehouse loan agreements	6,022	—
Warehouse loans held for securitization	336,278	—
Fixed assets and software costs, net	5,627	5,510
Debt issuance costs, net	7,120	7,399
Other assets	5,416	1,957
Total assets	$1,240,364	$902,468
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$2,096	$2,854
Accrued compensation	4,048	8,800
Interest payable	425	625
Unrealized loss on credit and other swaps, at fair value	32,273	2,931
Trading account liabilities	970	1,002
Warehouse loan payable	336,278	—
Long-term debt	321,304	325,000
Other liabilities	4,391	644
Total liabilities	701,785	341,856
Preferred securities of subsidiary	98,521	98,521
Shareholders’ equity
Common shares, $0.08 par value, 62,500,000 shares authorized, 45,024,204 and 43,380,893 shares issued and outstanding at June 30, 2007 and December 31, 2006	3,583	3,470
Additional paid-in-capital	278,917	269,420
Warrants	—	612
Accumulated other comprehensive loss	(2,172)	(2,375)
Retained earnings	159,730	190,964
Total shareholders’ equity	440,058	462,091
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$1,240,364	$902,468

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
Net credit swap revenue (loss)	$(15,995)	$16,831	$(20,872)	$56,960
Premiums earned on financial guarantees	—	100	—	200
Asset management and advisory fees	625	118	1,286	167
Interest income	10,316	6,786	20,293	13,387
Other trading revenue	708	124	1,967	124
Foreign currency revaluation loss	(63)	(18)	(12)	(24)
Total net revenues	(4,409)	23,941	2,662	70,814
Expenses
Compensation and employee benefits	5,972	5,603	11,976	10,494
Professional and legal fees	1,463	1,069	2,439	2,284
Depreciation and amortization	370	608	947	1,197
Technology and data	1,078	421	1,955	820
Interest expense	4,859	2,653	9,721	5,102
Other	1,410	1,291	2,945	2,330
Total expenses	15,152	11,645	29,983	22,227
Distributions on preferred securities of subsidiary	1,959	1,638	3,861	2,769
Income (loss) before provision for income taxes	(21,520)	10,658	(31,182)	45,818
Provision (benefit) for income taxes	(4)	—	52	55
Net income (loss) available to common shares	$(21,516)	$10,658	$(31,234)	$45,763
Income (loss) per common share:
Basic	$(0.48)	$0.25	$(0.70)	$1.06
Diluted	$(0.48)	$0.24	$(0.70)	$1.03
Average common shares outstanding:
Basic	45,012	43,294	44,588	43,270
Diluted	45,012	44,287	44,588	44,316

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands except per share amounts)

	Six months ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(31,234)	$45,763
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	947	1,197
Share compensation	2,248	2,142
Net unrealized (gain) loss on credit swap portfolio	58,996	(24,269)
Net amortization of premium and discount on securities	(4,634)	(1,806)
Amortization of debt issuance costs	156	86
Distributions on preferred securities of subsidiary	3,861	2,769
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(171)	(213)
Accrued premiums and interest receivable on credit and other swaps	(755)	(39)
Deposit and warehouse loan agreement	(6,022)	—
Warehouse loans held for securitization.	(336,278)	—
Other assets	(3,459)	(255)
Trading account assets	1,334	—
Accounts payable and accrued expenses	(635)	(1,242)
Accrued compensation	(4,752)	(958)
Trading account liabilities	(32)	—
Interest payable	(200)	(244)
Other liabilities	51	(70)
Net cash (used in) provided by operating activities	(320,579)	22,861
Cash flows from investing activities
Fixed asset purchases and capitalized software costs.	(1,064)	(2,007)
Purchases of available-for-sale investments.	(413,731)	(10,375)
Maturities and sales of available-for-sale investments.	381,499	20,000
Net cash (used in) provided by investing activities	(33,296)	7,618
Cash flows from financing activities
Repurchase and retirement of common shares	(1,142)	(649)
Proceeds from exercise of options and issue of shares	557	206
Proceeds from exercise of warrants	7,335	—
Warehouse loan payable.	336,278	—
Debt issuance costs	—	(13)
Net preferred distributions of subsidiary	(3,861)	(2,769)
Net cash provided by (used in) financing activities	339,167	(3,225)
Net effect of exchange rate changes on cash	(5)	39
Net increase (decrease) in cash	(14,713)	27,293
Cash and cash equivalents at beginning of period	204,428	69,355
Cash and cash equivalents at end of period	$189,715	$96,648
Supplemental disclosures
Cash paid for interest	$9,815	$5,260
Cash paid for taxes	$22	$62

See accompanying notes.

1.    Organization and Basis of Presentation

Primus Guaranty, Ltd., together with its consolidated subsidiaries (‘‘Primus Guaranty’’ or ‘‘the Company’’), is a Bermuda holding company that conducts business through several operating subsidiaries, including Primus Financial Products, LLC (‘‘Primus Financial’’), Primus Asset Management, Inc. (‘‘Primus Asset Management’’), Harrier Credit Strategies Master Fund, LP (‘‘Harrier’’) and PRS Trading Strategies, LLC (‘‘PRS Trading Strategies’’).

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

Primus Asset Management, a Delaware services company, acts as an investment manager to affiliated companies and third party entities. It currently manages the investment portfolios of its affiliates, Primus Financial and Harrier. In addition, Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or synthetic CDO’s, on behalf of third parties. The synthetic CDO’s issue securities backed by one or more credit swaps sold against unaffiliated clients’ debt obligations. Primus Asset Management has commenced acting as asset manager with respect to collateralized loan obligation, or CLO, transactions. Primus Asset Management receives fees from third party entities for its investment management services. Primus Asset Management’s business plan includes the expansion of its assets under management and coverage of additional financial products and asset classes including, among others, mortgage-backed and other asset-backed securities and non-investment grade investments.

In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. During June 2007, Primus Guaranty contributed an additional $25 million of capital to Harrier, in addition to the original $50 million of capital contributed to PRS Trading Strategies by Primus Guaranty. Currently, no third parties have contributed capital to Harrier. Harrier trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and non-investment grade securities. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial, but may invest in similar instruments or utilize similar strategies.

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

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2007. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The condensed consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The condensed consolidated financial statements are presented in U.S. dollar equivalents. At June 30, 2007 and December 31, 2006, the Company’s credit swap activities were conducted in U.S. dollars and euros.

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

3.    Available-for-sale Investments

Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies and the Company’s investment in a CLO. The Company accounts for its CLO investment as a debt security and fixed maturity security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and Emerging Issues Task Force (‘‘EITF’’) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Accordingly, the CLO investment is classified as an available-for-sale investment. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S government agency obligations	$590,990	$8	$(1,725)	$589,273
Commercial paper	26,325	—	(2)	26,323
Collateralized loan obligation (CLO)	7,039	—	(650)	6,389
Total	$624,354	$8	$(2,377)	$621,985

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S government agency obligations	$554,691	$89	$(2,551)	$552,229
Commercial paper	26,275	1	—	26,276
Collateralized loan obligation (CLO)	6,536	—	(130)	6,406
Total	$587,502	$90	$(2,681)	$584,911

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007
	Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$313,300	$(240)	$224,026	$(1,485)	$537,326	$(1,725)
Commercial paper	26,323	(2)	—	—	26,323	(2)
Collateralized loan obligation (CLO)	6,389	(650)	—	—	6,389	(650)
Total	$346,012	$(892)	$224,026	$(1,485)	$570,038	$(2,377)

	Decemer 31, 2006
	Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$19,978	$(90)	$331,709	$(2,461)	$351,687	$(2,551)
Collateralized loan obligation (CLO)	6,406	(130)	—	—	6,406	(130)
Total	$26,384	$(220)	$331,709	$(2,461)	$358,093	$(2,681)

The unrealized losses on the Company’s investments in U.S. government agency obligations were the result of an increase in short-term interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007 and December 31, 2006. The U.S. government agency obligations mature within two years and the CLO is scheduled to mature in 2019, although the actual maturity may be sooner.

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

Primus Financial and Harrier each enters into valid ISDA Master Agreements with their counterparties and each aggregates their respective transactions on a counterparty basis for presentation on the Company’s consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the consolidated statements of financial condition. In instances where the Company does not have a valid ISDA Master Agreement with the counterparty, the fair values of individual swap transactions are not aggregated and are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss.

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

Harrier

In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. Harrier trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and non-investment grade securities, among others. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial. Harrier also transacts in credit default swap indices (‘‘CDS index’’), which are over-the-counter transactions based on the risk of credit defaults against a pool of non-investment grade corporate reference entities.

Consolidated Net Credit Swap Revenue and Credit Swap Portfolio Information

The table below presents the components of consolidated net credit swap revenue for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net premium income	$20,304	$17,104	$38,826	$33,047
Realized gains	4,893	284	7,688	942
Realized losses	(5,385)	(410)	(8,552)	(1,214)
Change in unrealized gains (losses)	(35,807)	(147)	(58,834)	24,185
Total net credit swap revenue (loss)	$(15,995)	$16,831	$(20,872)	$56,960

The table below, in thousands, represent the Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at June 30, 2007 and December 31, 2006 (excluding CDS index, CDS on ABS and total return swaps with net fair values of $5.2 million and $25 thousand as of June 30, 2007 and December 31, 2006, respectively):

	June 30, 2007	December 31, 2006
Gross Notional Amounts:
Credit swaps sold-single name	$15,857,213	$15,485,145
Credit swaps sold-tranche	3,100,000	500,000
Credit swaps purchased-single name	(493,406)	(147,597)
Fair value:
Asset	45,585	73,305
Liability	29,008	2,931
Average fair value:
Asset	63,598	57,435
Liability	14,153	1,990

‘‘Asset’’ in the table above represents unrealized gains on credit swaps while ‘‘Liability’’ represents unrealized losses on credit swaps. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial and Harrier with each of their counterparty under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are netted by counterparty.

The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties, the notional amounts and fair values of credit swap transactions outstanding for the Company as of June 30, 2007 and December 31, 2006 (excluding CDS index, CDS on ABS and total return swaps with net fair values of $5.2 million and $25 thousand as of June 30, 2007 and December 31, 2006, respectively):

	June 30, 2007		December 31, 2006
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold – Single Name:
Aaa	$732,397	$374	$761,211	$1,483
Aa	2,939,604	4,538	2,690,166	9,364
A	5,481,400	14,254	6,075,786	29,501
Baa	6,056,987	32,972	5,427,937	32,786
Ba	577,023	(605)	470,842	1,467
B	69,802	(1,079)	59,203	(706)
Total	$15,857,213	$50,454	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
Aaa	$1,850,000	$(13,126)	$—	$—
Aa	1,050,000	(14,519)	300,000	(2,494)
A	200,000	(5,688)	200,000	(534)
Total	$3,100,000	$(33,333)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
Aa	$(16,000)	$(128)	$(15,000)	$(15)
A	(145,928)	(422)	(36,000)	(10)
Baa	(322,415)	29	(83,636)	(484)
Ba	(9,063)	(23)	(6,961)	235
B	—	—	(6,000)	(219)
Total	$(493,406)	$(544)	$(147,597)	$(493)
By Counterparty Buyer/(Seller)
Credit Swaps Sold – Single Name:
Aaa	$4,963,510	$15,746	$982,194	$5,003
Aa	9,029,647	28,604	12,037,591	57,175
A	1,864,056	6,104	2,465,360	11,717
Total	$15,857,213	$50,454	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
Aaa	$100,000	$(1,671)	$—	$—
Aa	2,550,000	(28,336)	500,000	(3,028)
A	450,000	(3,326)	—	—
Total	$3,100,000	$(33,333)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
Aaa	$(173,539)	$(252)	$(9,961)	$(120)
Aa	(319,867)	(292)	(137,636)	(373)
Total	$(493,406)	$(544)	$(147,597)	$(493)

	June 30, 2007		December 31, 2006
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold – Single Name:
AAA	$943,420	$(25)	$940,031	$1,721
AA	2,413,039	3,954	2,275,564	8,845
A	6,113,651	23,244	6,490,958	30,644
BBB	5,741,028	30,396	5,271,390	32,958
BB	568,273	(5,998)	438,499	1,060
B	77,802	(1,117)	68,703	(1,333)
Total	$15,857,213	$50,454	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
AAA	$2,400,000	$(21,621)	$150,000	$(2,010)
AA	500,000	(6,024)	200,000	(1,613)
A	100,000	(1,989)	150,000	595
BBB	100,000	(3,699)	—	—
Total	$3,100,000	$(33,333)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
AA	$(16,000)	$(128)	$(15,000)	$(15)
A	(195,345)	(379)	(56,000)	(10)
BBB	(272,999)	(14)	(58,636)	(473)
BB	(7,708)	(33)	(13,961)	214
B	(1,354)	10	(4,000)	(209)
Total	$(493,406)	$(544)	$(147,597)	$(493)
By Counterparty Buyer/(Seller)
Credit Swaps Sold – Single Name:
AAA	$5,000	$16	$31,406	$104
AA	11,112,199	40,803	11,732,030	58,698
A	4,740,014	9,635	3,721,709	15,093
Total	$15,857,213	$50,454	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
AAA	$—	$—	$100,000	$(1,335)
AA	2,650,000	(30,007)	400,000	(1,693)
A	450,000	(3,326)	—	—
Total	$3,100,000	$(33,333)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name:
AA	$(251,539)	$(381)	$(127,995)	$(665)
A	(241,867)	(163)	(19,602)	172
Total	$(493,406)	$(544)	$(147,597)	$(493)

Primus Financial’s and Harrier’s counterparties are generally financial institutions with whom they have entered into Master Agreements that consolidate the counterparty risk to one office of that counterparty. For the six months ended June 30, 2007 and 2006, respectively, one and two counterparties each generated greater than ten percent of the Company’s consolidated net premium revenue.

The table below shows the geographical distribution of the Company’s credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$9,254,378	$22,977	$9,133,328	$46,286
Europe	5,828,835	25,071	5,612,817	25,097
Pacific	595,000	1,458	570,000	1,351
Others	179,000	948	169,000	1,161
Total	$15,857,213	$50,454	$15,485,145	$73,895
By Counterparty:
North America	$8,279,620	$22,111	$7,904,024	$36,321
Europe	7,442,593	28,078	7,486,121	37,502
Pacific	115,000	194	75,000	(17)
Others	20,000	71	20,000	89
Total	$15,857,213	$50,454	$15,485,145	$73,895
Credit Swaps Sold – Tranche
By Counterparty:
North America	$—	$—	$50,000	$851
Europe	3,100,000	(33,333)	450,000	(3,879)
Total	$3,100,000	$(33,333)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name
By Reference Entity:
North America	$(315,000)	$(463)	$(127,000)	$(491)
Europe	(151,806)	(131)	(20,597)	(2)
Pacific	(26,600)	50	—	—
Total	$(493,406)	$(544)	$(147,597)	$(493)
By Counterparty:
North America	$(392,655)	$(355)	$(65,563)	$(362)
Europe	(100,751)	(189)	(82,034)	(131)
Total	$(493,406)	$(544)	$(147,597)	$(493)

The table below shows the distribution of the Company’s credit swap portfolio by year of maturity as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
Year of Maturity
2007	$1,659,855	$1,484	$2,432,827	$6,589
2008	1,142,823	4,264	1,127,551	6,509
2009	2,696,504	13,276	2,739,561	16,964
2010	6,058,746	27,589	6,132,240	33,056
2011	2,931,799	6,081	3,004,357	10,842
2012	1,364,486	(2,167)	44,609	(41)
2013	—	—	4,000	(24)
2014	3,000	(73)	—	—
Total	$15,857,213	$50,454	$15,485,145	$73,895
Credit Swaps Sold – Tranche
Year of Maturity
2010	$—	$—	$50,000	$851
2013	350,000	(8,111)	350,000	(2,544)
2014	2,750,000	(25,222)	100,000	(1,335)
Total	$3,100,000	$(33,333)	$500,000	$(3,028)
Credit Swaps Purchased – Single Name
Year of Maturity
2011	$—	$—	$(96,961)	$(255)
2012	(277,773)	(280)	(16,602)	(16)
2013	(4,000)	(14)	(34,034)	(222)
2014	(211,633)	(250)	—	—
Total	$(493,406)	$(544)	$(147,597)	$(493)

5.    Earnings per Share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net earnings (loss) available to common stockholders	$(21,516)	$10,658	$(31,234)	$45,763
Weighted-average basic shares outstanding	45,012	43,294	44,588	43,270
Effect of dilutive instruments
Employee stock options	—	38	—	45
Restricted share units	—	190	—	199
Warrants	—	765	—	802
Dilutive potential shares	—	993	—	1,046
Weighted-average diluted shares	45,012	44,287	44,588	44,316
Basic EPS	$(0.48)	$0.25	$(0.70)	$1.06
Diluted EPS	$(0.48)	$0.24	$(0.70)	$1.03

For the three months ended June 30, 2007 and 2006, approximately 1.9 million shares and 644 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

For the six months ended June 30, 2007 and 2006, approximately 1.3 million shares and 835 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and assumptions used for options granted during the six months ended June 30, 2007 were:

Six months ended June 30, 2007
Risk free interest rate	5.32%
Volatility	32.83%
Expected dividend yield	0.00%
Expected option life	7 years
Fair value of option	$3.73

The following table is a summary of option activity for the six months ended June 30, 2007:

	June 30, 2007
	Number of shares	Weighted average exercise price
Outstanding at December 31, 2006	858,158	$11.18
Granted	847,607	$11.70
Exercised	(67,968)	$8.20
Forfeited	(67,555)	$12.57
Outstanding at June 30, 2007	1,570,242	$11.48
Exercisable at June 30, 2007	352,768	$10.39

The following table summarizes the status of the Company’s options as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 – $6.94	90,625	5.6	$6.94	90,625	$6.94
$6.95 – $9.76	138,125	6.6	$9.76	103,594	$9.76
$9.77 – $13.50	1,341,492	6.1	$11.97	158,549	$12.78
Total	1,570,242			352,768

The Company recorded share compensation expense, which includes options and restricted share units, of approximately $2.2 million and $2.1 million during the six months ended June 30, 2007 and 2006, respectively. Share compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

As of June 30, 2007, total unrecognized share-based compensation expense related to nonvested share awards was $10.7 million. This expense is expected to be recognized over a weighted average period of 2.5 years.

7.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(21,516)	$10,658	$(31,234)	$45,763
Foreign currency translation adjustments	(10)	39	(5)	39
Change in net unrealized gains (losses) on available-for-sale investments	(438)	(723)	208	(2,168)
Total comprehensive income (loss)	$(21,964)	$9,974	$(31,031)	$43,634

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

9.    Warehouse Loan Transaction

On February 7, 2007, the Company’s subsidiaries, Primus Asset Management and PRS Trading Strategies entered into a master warehousing and participation agreement (together with certain other related agreements, hereafter referred to as the ‘‘warehouse loan agreements’’) with a major financial institution and Primus CLO II, Ltd.,(a special purpose entity or SPE) for the purpose of accumulating a portfolio of loan assets, with the expectation of subsequently issuing securities in the form of a collateralized loan obligation. As previously discussed, during the second quarter of 2007, the trading portfolio of PRS Trading was transferred to Harrier. Primus Asset Management acts as interim collateral manager for the SPE. Under the warehouse loan agreements, the SPE is able to finance the purchase and accumulation of loans to an amount up to $400 million. In the interim period, while the SPE accumulates the loans and before the CLO securities are issued (the ‘‘warehouse period’’), the major financial institution provides funding for the purchase of the loans. During the warehouse period, Harrier deposited $5 million in cash collateral with a trustee pursuant to this arrangement representing the first loss protection on the underlying loans. Harrier’s potential loss is limited to $5 million. Under the warehouse loan agreements, Harrier is entitled to the net interest earned on the loans, after deduction of funding costs.

Revenue generated from the warehouse loan agreements is recorded in other trading revenues, as presented in the condensed consolidated statements of operations, and comprises the Company’s share under the warehouse loan transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

During July 2007, the warehouse period ended as the Company completed the CLO offering through Primus CLO II, Ltd. and as a result, Primus Asset Management has added $400 million to its existing assets under management. Accordingly, the $5 million cash collateral deposit was returned.

The Company has determined, pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that during the warehouse period, it is the primary beneficiary of the SPE and, accordingly, the warehouse loans and related funding are consolidated in the Company’s financial statements. At June 30, 2007, the Company recorded warehouse loans held for securitization of $336.3 million, which are held as trading assets and carried at fair value and recorded a corresponding warehouse loan payable to the financial institution related to these loans. The Company does not expect to be the primary beneficiary of Primus CLO II, Ltd. and accordingly, the SPE will not be consolidated in the Company financial statements.

10.    Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The adoption did not have a material effect on the Company’s consolidated financial statements.

As of June 30, 2007, and January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the three and six months ended June 30, 2007 and 2006.

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

In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (‘‘Harrier’’), a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. During June 2007, Primus Guaranty contributed an additional $25 million of capital to Harrier, in addition to the original $50 million of capital contributed to PRS Trading Strategies by Primus Guaranty. Currently, no third parties have contributed capital to Harrier. Harrier trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and non-investment grade securities. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial, but may invest in similar instruments or utilize similar strategies.

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

Primus Asset Management

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the investment portfolios of its affiliates, Primus Financial and Harrier. Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or synthetic CDO’s, on behalf of third parties. The synthetic CDO’s issue securities backed by one or more credit swaps sold against unaffiliated clients’ debt obligations. In addition, Primus Asset Management has commenced acting as asset manager with respect to collateralized loan obligation, or CLO, transactions. A CLO is a debt security backed by a pool of commercial loans. Primus Asset Management receives fees from third party entities for its investment management services.

Primus Asset Management’s business plan is to expand its assets under management, asset classes and strategies it manages.

Primus Asset Management is managed by an experienced team of professionals with expertise in credit analysis and structuring, investing, risk management and market analysis.

Net Credit Swap Revenues

Net credit swap revenue in our consolidated statements of operations, comprises the premiums earned and expensed on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Net credit swap revenue is earned by both Primus Financial and Harrier. Although both companies earn net credit swap revenue, the strategies of the two companies are different. Primus Financial generally sells credit swaps in order to earn premium income over the tenor of the contract, generally five years, whereas Harrier engages in the active buying and selling of credit swaps and generally will only hold positions for a limited portion of the swap’s full tenor.

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

Primus Financial and Harrier each enters into valid ISDA Master Agreement with their counterparties and each aggregates their respective transactions on a counterparty basis for presentation on the Company’s consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value, in our consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value, in our consolidated statements of financial condition. In instances where we do not have an executed ISDA Master Agreement with the counterparty, the fair values of individual swap transactions are recorded as components of unrealized gains or losses on credit swaps, at fair value, dependent upon whether the individual contract was at a gain or a loss.

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

Primus CLO I Transaction

On December 19, 2006, the Company completed its first CLO offering through Primus CLO I, Ltd (‘‘CLO I’’, a special purpose entity or SPE). Primus Asset Management is acting as collateral manager of CLO I. Under the terms of the collateral management agreement of the CLO, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. The Company has invested $6.5 million for a 25% interest in the Subordinated Notes of CLO I. The Company’s ultimate exposure to loss in CLO I is limited to the $6.5 million of its investment in CLO I.

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

Warehouse Loan Transaction

On February 7, 2007, the Company’s subsidiaries, Primus Asset Management and PRS Trading Strategies entered into a master warehousing and participation agreement (together with certain other related agreements, hereafter referred to as the ‘‘warehouse loan agreements’’) with a major financial institution and Primus CLO II, Ltd.(a special purpose entity or SPE) for the purpose of accumulating a portfolio of loan assets, with the expectation of subsequently issuing securities in the form of a collateralized loan obligation. As previously discussed, during the second quarter, the trading portfolio of PRS Trading was transferred to Harrier. Primus Asset Management acts as interim collateral manager for the SPE. Under the warehouse loan agreements, the SPE is able to finance the purchase and accumulation of loans to an amount up to $400 million. In the interim period, while the SPE accumulates the loans and before the CLO securities are issued (the ‘‘warehouse period’’), the major financial institution provides funding for the purchase of the loans. During the warehouse period, Harrier deposited $5 million in cash collateral with a trustee pursuant to this arrangement representing the first loss protection on the underlying loans. Harrier’s potential loss is limited to $5 million. Under the warehouse loan agreements, Harrier is entitled to the net interest earned on the loans, after deduction of funding costs.

Revenue generated from the warehouse loan agreements is recorded in other trading revenues, as presented in the condensed consolidated statements of operations, and comprises the Company’s share under the warehouse loan transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

During July 2007, the warehouse period ended as the Company completed the CLO offering through Primus CLO II, Ltd. and as a result, Primus Asset Management has added $400 million to its existing assets under management. Accordingly, the $5 million cash collateral deposit was returned.

The Company has determined, pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that during the warehouse period, it is the primary beneficiary of the SPE and, accordingly, the warehouse loans and related funding are consolidated in the Company’s financial statements. At June 30, 2007, the Company recorded warehouse loans held for securitization of $336.3 million, which are held as trading assets and carried at fair value and recorded a corresponding warehouse loan payable to the financial institution related to these loans. The Company does not expect to be the primary beneficiary of Primus CLO II, Ltd. and accordingly, the SPE will not be consolidated in the Company’s financial statements.

Income Taxes

Primus Guaranty, PRS Trading Strategies, Primus Bermuda, Primus Financial and Harrier are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). For United States federal income tax purposes, Primus Guaranty and Primus Bermuda are likely to be treated as PFICs.

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

Results of Operations

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Overview

Our net income (loss) for the second quarter of 2007 was $(21.5) million compared with $10.7 million for the second quarter of 2006. The net loss during the second quarter of 2007 was primarily due to unrealized losses from the mark-to-market of our credit swap portfolio as compared with unrealized gains from the mark-to-market on our credit swap portfolio during the second quarter of 2006. Net credit swap premiums earned were $20.3 million in the second quarter of 2007, compared with $17.1 million in the second quarter of 2006. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold.

Interest income on our portfolio of investments was $10.3 million in the second quarter of 2007, compared with $6.8 million in the second quarter of 2006. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125 million senior notes offering by Primus Guaranty in December 2006.

Interest expense and distributions on preferred securities issued by Primus Financial were $6.8 million in the second quarter of 2007, compared with $4.3 million in the second quarter of 2006. The increase is due to higher short-term market interest rates, together with higher debt balances associated with the $125 million senior notes offering by Primus Guaranty in December 2006 and a difference in the timing of distributions on the preferred securities.

Our operating expenses were $10.3 million in the second quarter of 2007, compared with $9.0 million in the second quarter of 2006. The increase was primarily due to higher compensation and employee benefits as a result of increased headcount, higher technology and data costs attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build-out and higher debt and investment management fees.

Net Credit Swap Revenue (Loss)

Consolidated net credit swap revenue (loss) was $(16.0) million and $16.8 million for the three months ended June 30, 2007 and 2006, respectively.

The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated by Primus Financial and Harrier/PRS Trading Strategies for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,
	2007	2006
Primus Financial	$(15,484)	$16,860
Harrier/PRS Trading	(511)	(29)
Total consolidated net credit swap revenue (loss)	$(15,995)	$16,831

Net credit swap loss for Harrier/PRS Trading Strategies primarily consisted of mark-to-market unrealized losses on its credit swap portfolio during the period. See other trading revenues for further discussion of Harrier/PRS Trading Strategies activities during the period.

Net credit swap revenue (loss) for Primus Financial is discussed below.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue (loss) was $(15.5) million and $16.9 million for the three months ended June 30, 2007 and 2006, respectively. Net credit swap revenue for Primus Financial excludes $84 thousand for the three months ended June 30, 2006 of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,
	2007	2006
Net premiums earned	$20,176	$17,089
Net realized gains (losses) on credit swaps	521	(108)
Net unrealized gains (losses) on credit swaps	(36,181)	(121)
Total net credit swap revenue (loss)	$(15,484)	$16,860

Net Premiums Earned – Primus Financial

Net premiums earned were $20.2 million and $17.1 million for the three months ended June 30, 2007 and 2006, respectively. Net premiums earned include:

•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on credit swaps sold on asset backed securities (ABS);

The table below shows the components of net premiums earned for the three months ended June 30, 2007 and 2006 (in thousands).

	Three months ended June 30,
	2007	2006
Premium income on single name credit swaps sold	$17,415	$16,637
Premium income on tranches sold	2,633	452
Premium income on credit swaps sold on ABS	128	—
Total net premiums earned	$20,176	$17,089

Premium income on single name credit swaps sold was $17.4 million and $16.6 million during the three months ended June 30, 2007 and 2006, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $15.5 billion and $14.9 billion for the three months ended June 30, 2007 and 2006, respectively.

Premium income from tranches sold was $2.6 million and $452 thousand for the three months ended June 30, 2007 and 2006, respectively. The average notional amount of tranches outstanding was $2.3 billion and $233.3 million for the three months ended June 30, 2007 and 2006, respectively.

During the fourth quarter of 2006, we received rating agency approval to sell credit protection on asset-backed securities (ABS). Premium income on credit swaps sold on ABS was $128 thousand during the three months ended June 30, 2007. The average notional amount of credit swaps sold on ABS outstanding was $58.3 million for the three months ended June 30, 2007.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the three months ended June 30, 2007 and 2006 are summarized below (in thousands):

	Three months ended June 30,
	2007	2006
Realized gains on terminated credit swaps sold	$1,771	$111
Realized losses on terminated credit swaps sold	(1,250)	(219)
Total net realized gains (losses) on credit swaps	$521	$(108)

Net realized gains (losses) on the early termination of credit swaps sold were $521 thousand and $(108) thousand for the three months ended June 30, 2007 and 2006, respectively. We terminated $257.0 million and $22.8 million notional amount of credit swaps sold during the three months ended June 30, 2007 and 2006, respectively. Realized gains incurred during the three months ended June 30, 2007 and 2006 were primarily the result of rebalancing our credit swap portfolio. The realized losses incurred during the three months ended June 30, 2007 and 2006 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold for the three months ended June 30, 2007 and 2006 are summarized below (in thousands):

	Three months ended June 30,
	2007	2006
Net unrealized gains (losses) on credit swaps sold	$(13,317)	$3,965
Net unrealized losses on tranches sold	(18,142)	(4,086)
Net unrealized losses on credit swaps sold on ABS	(4,722)	—
Total net unrealized losses on credit swaps	$(36,181)	$(121)

Net unrealized losses on credit swaps were $36.2 million and $121 thousand for the three months ended June 30, 2007 and 2006, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The unrealized loss on credit swaps for the second quarter of 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps compared with the prior period. The unrealized gain in the second quarter of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that quarter.

Asset Management and Advisory Fees

We recognized $625 thousand and $118 thousand of asset management and advisory fees for the three months ended June 30, 2007 and 2006, respectively. The increase was primarily due to asset management fees related to our first CLO offering in December 2006. On December 19, 2006, the Company completed its first CLO offering of Primus CLO I, Ltd. Primus Asset Management acts as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. In addition, Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or synthetic CDO’s, on behalf of third parties. Some of our synthetic CDO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2007 or 2006, respectively.

Interest Income

We earned interest income of $10.3 million and $6.8 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2006 senior notes offering of $125 million by Primus Guaranty and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher short-term market rates of interest during 2006 and 2007.

Weighted average yields on our cash, cash equivalents and investments were 5.06% in the three months ended June 30, 2007 compared with 4.26% for the three months ended June 30, 2006.

The table below summarizes our interest income for the three months ended June 30, 2007 and 2006 and our total cash, cash equivalents, available-for-sale and trading account securities at June 30, 2007 and 2006 (in thousands).

	Three months ended June 30,
	2007	2006
Interest income	$10,316	$6,786
Cash and cash equivalents	$189,715	$96,648
Available-for-sale and trading account securities	635,188	550,160
Total cash, cash equivalents, available-for-sale and trading account securities	$824,903	$646,808

Other Trading Revenue

During the three months ended June 30, 2007 and 2006, Harrier/PRS Trading Strategies recorded other trading revenues of $708 thousand and $124 thousand, respectively. These amounts exclude Harrier/PRS Trading Strategies’ net credit swap loss of $511 thousand and $29 thousand for the three months ended June 30, 2007 and 2006, respectively, as discussed under net credit swap revenue (loss) caption. Other trading revenues comprises the net trading gains from Harrier/PRS Trading Strategies’ total return swaps, loan warehousing and trading activities.

Foreign currency revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 31% of the notional amount of our Primus Financial credit swaps sold portfolio at June 30, 2007. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the three months ended June 30, 2007 and 2006, we recorded $63 thousand and $18 thousand, respectively, in foreign currency revaluation losses.

Operating Expenses

Our operating expenses were $10.3 million and $9.0 million for the three months ending June 30, 2007 and 2006, respectively, as summarized below (in thousands):

	Three months ended June 30,
	2007	2006
Compensation and employee benefits	$5,972	$5,603
Professional and legal fees	1,463	1,069
Depreciation and amortization	370	608
Technology and data	1,078	421
Other	1,410	1,291
Total operating expenses	$10,293	$8,992
Number of full-time employees, at end of period	60	44

Compensation expense for the three months ended June 30, 2007 increased approximately $0.4 million over the comparable prior period. Overall, the increase was primarily the result of an increase in headcount as we expand our business activities, offset by lower performance based incentives. Our accrued cash incentive compensation expense was $2.0 million for the three months ended June 30, 2007, compared with an accrued expense of $2.2 million for the corresponding prior period. Share compensation expense was approximately $1.2 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. The increase in professional fees is primarily due to higher legal fees associated with the expansion of our business activities.

Depreciation and amortization expense decreased primarily as a result of certain capitalized software development costs being fully amortized, partially offset by increases in depreciation expense on new fixed asset purchases and capitalized software costs.

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

Interest Expense and Preferred Distributions

For the three months ended June 30, 2007 and 2006, we recorded $4.9 million and $2.7 million of interest expense, respectively. The increase in interest expense was primarily the result of higher debt balances as a result of the senior note offering of $125 million by Primus Guaranty in December 2006 along with increased short-term interest rates.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

Primus Financial also made net distributions of $2.0 million and $1.6 million during the three months ended June 30, 2007 and 2006, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The increase in net distributions was primarily due to increased short-term interest rates and a difference in the timing of distributions on the preferred securities.

Income Taxes

Provision (benefit) for income taxes was $(4) thousand and zero for the three months ended June 30, 2007 and 2006, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.8 million and $9.5 million as of June 30, 2007 and December 31, 2006, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(8.3) million and $6.3 million for the three months ended June 30, 2007 and 2006, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

Overview

Our net income (loss) for the six months ended June 30, 2007 was $(31.2) million compared with $45.8 million for the six months ended June 30, 2006. The net loss during the first six months of 2007 was primarily due to unrealized losses from the mark-to-market of our credit swap portfolio as compared with unrealized gains from the mark-to-market of our credit swap portfolio during the comparable period of 2006. Net credit swap premiums earned were $38.8 million in the first six months of 2007, compared with $33.0 million in the comparable period of 2006. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold. Our operating expenses were $20.3 million in the six months ended June 30, 2007, compared with $17.1 million in the six months ended June 30, 2006. The increase was primarily due to higher compensation and employee benefits as a result of increased headcount, higher technology and data costs attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build-out and higher debt and investment management fees.

Net Credit Swap Revenue (Loss)

Consolidated net credit swap revenue (loss) was $(20.9) million and $57.0 million for the six months ended June 30, 2007 and 2006, respectively.

The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated by Primus Financial and Harrier/PRS Trading Strategies for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Primus Financial	$(19,164)	$57,221
Harrier/PRS Trading	(1,708)	(261)
Total consolidated net credit swap revenue (loss)	$(20,872)	$56,960

Net credit swap loss for Harrier/PRS Trading Strategies primarily consisted of mark-to-market unrealized losses on its credit swap portfolio during the period. See other trading revenues for further discussion of Harrier/PRS Trading Strategies activities during the period.

Net credit swap revenue (loss) for Primus Financial is discussed below.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue (loss) was $(19.2) million and $57.2 million for the six months ended June 30, 2007 and 2006, respectively. Net credit swap revenue for Primus Financial excludes $161 thousand for the six months ended June 30, 2006 of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Net premiums earned	$38,577	$33,014
Net realized losses on credit swaps	(228)	(383)
Net unrealized gains (losses) on credit swaps	(57,513)	24,590
Total net credit swap revenue (loss)	$(19,164)	$57,221

Net Premiums Earned – Primus Financial

Net premiums earned were $38.6 million and $33.0 million for the six months ended June 30, 2007 and 2006, respectively. Net premiums earned include:

•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on credit swaps sold on asset backed securities (ABS);

The table below shows the components of net premiums earned for the six months ended June 30, 2007 and 2006 (in thousands).

	Six months ended June 30,
	2007	2006
Premium income on single name credit swaps sold	$34,408	$32,354
Premium income on tranches sold	4,001	660
Premium income on credit swaps sold on ABS	168	—
Total net premiums earned	$38,577	$33,014

Premium income on single name credit swaps sold was $34.4 million and $32.4 million during the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $15.4 billion and $14.5 billion for the six months ended June 30, 2007 and 2006, respectively.

Premium income from tranches sold was $4.0 million and $660 thousand for the six months ended June 30, 2007 and 2006, respectively. The average notional amount of tranches outstanding was $1.6 billion and $175.0 million for the six months ended June 30, 2007 and 2006, respectively.

During the fourth quarter of 2006, we received rating agency approval to sell credit protection on asset-backed securities (ABS). Premium income on credit swaps sold on ABS was $168 thousand during the six months ended June 30, 2007. The average notional amount of credit swaps sold on ABS outstanding was $42.5 million for the six months ended June 30, 2007.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the six months ended June 30, 2007 and 2006 are summarized below (in thousands):

	Six months ended June 30,
	2007	2006
Realized gains on terminated credit swaps sold	$2,015	$613
Realized losses on terminated credit swaps sold	(2,243)	(996)
Total net realized losses on credit swaps	$(228)	$(383)

Net realized losses on the early termination of credit swaps sold were $228 thousand and $383 thousand for the three months ended June 30, 2007 and 2006, respectively. We terminated $358.7 million and $137.5 million notional amount of credit swaps sold during the six months ended June 30, 2007 and 2006, respectively. Realized gains incurred during the six months ended June 30, 2007 and 2006 were primarily the result of rebalancing our credit swap portfolio. The realized losses incurred during the six months ended June 30, 2007 and 2006 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold for the six months ended June 30, 2007 and 2006 are summarized below (in thousands):

	Six months ended June 30,
	2007	2006
Net unrealized gains (losses) on credit swaps sold	$(21,359)	$29,216
Net unrealized losses on tranches sold	(30,305)	(4,626)
Net unrealized losses on credit swaps sold on ABS	(5,849)	—
Total net unrealized gains (losses) on credit swaps	$(57,513)	$24,590

Net unrealized gains (losses) on credit swaps were $(57.5) million and $24.6 million for the six months ended June 30, 2007 and 2006, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. The unrealized loss on credit swaps for the six months ended June 30, 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps compared with the prior period. The unrealized gain in the first six months of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that period.

Asset Management and Advisory Fees

We recognized $1.3 million and $167 thousand of asset management and advisory fees for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to asset management fees related to our first CLO offering in December 2006. On December 19, 2006, the Company completed its first CLO offering of Primus CLO I, Ltd. Primus Asset Management acts as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. In addition, Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or synthetic CDO’s, on behalf of third parties. Some of our synthetic CDO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2007 or 2006, respectively.

Interest Income

We earned interest income of $20.3 million and $13.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2006 senior notes offering of $125 million by Primus Guaranty and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher short-term market rates of interest during 2006 and 2007.

Weighted average yields on our cash, cash equivalents and investments were 5.01% in the six months ended June 30, 2007 compared with 4.23% for the six months ended June 30, 2006.

The table below summarizes our interest income for the six months ended June 30, 2007 and 2006 and our total cash, cash equivalents, available-for-sale and trading account securities at June 30, 2007 and 2006 (in thousands).

	Six months ended June 30,
	2007	2006
Interest income	$20,293	$13,387
Cash and cash equivalents	$189,715	$96,648
Available-for-sale and trading account securities	635,188	550,160
Total cash, cash equivalents, available-for-sale and trading account securities	$824,903	$646,808

Other Trading Revenue

During the six months ended June 30, 2007 and 2006, Harrier/PRS Trading Strategies recorded other trading revenues of $2.0 million and $124 thousand, respectively. These amounts exclude Harrier/PRS Trading Strategies’ net credit swap loss of $1.7 million and $261 thousand for the six months ended June 30, 2007 and 2006, respectively, as discussed under net credit swap revenue (loss) caption. Other trading revenues comprises the net trading gains from Harrier/PRS Trading Strategies’ total return swaps, loan warehousing and trading activities.

Foreign currency revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 31% of the notional amount of our Primus Financial credit swaps sold portfolio at June 30, 2007. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the six months ended June 30, 2007 and 2006, we recorded $12 thousand and $24 thousand, respectively, in foreign currency revaluation losses.

Operating Expenses

Our operating expenses were $20.3 million and $17.1 million for the six months ending June 30, 2007 and 2006, respectively, as summarized below (in thousands):

	Six months ended June 30,
	2007	2006
Compensation and employee benefits	$11,976	$10,494
Professional and legal fees	2,439	2,284
Depreciation and amortization	947	1,197
Technology and data	1,955	820
Other	2,945	2,330
Total operating expenses	$20,262	$17,125
Number of full-time employees, at end of period	60	44

Compensation expense for the six months ended June 30, 2007 increased approximately $1.5 million over the comparable prior period. Overall, the increase was primarily the result of an increase in headcount as we expand our business activities, offset by lower performance based incentives. Our accrued cash incentive compensation expense was $4.0 million for the six months ended June 30, 2007, compared with an accrued expense of $3.9 million for the corresponding prior period. Share compensation expense was approximately $2.2 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. The increase in professional fees is primarily due to higher legal fees associated with the expansion of our business activities.

Depreciation and amortization expense decreased primarily as a result of certain capitalized software development costs being fully amortized, partially offset by increases in depreciation expense on new fixed asset purchases and capitalized software costs.

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

Interest Expense and Preferred Distributions

For the six months ended June 30, 2007 and 2006, we recorded $9.7 million and $5.1 million of interest expense, respectively. The increase in interest expense was primarily the result of higher debt balances as a result of the senior note offering of $125 million by Primus Guaranty in December 2006 along with increased short-term interest rates.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

Primus Financial also made net distributions of $3.9 million and $2.8 million during the six months ended June 30, 2007 and 2006, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The increase in net distributions was primarily due to increased short-term interest rates and a difference in the timing of distributions on the preferred securities.

Income Taxes

Provision for income taxes was $52 thousand and $55 thousand for the six months ended June 30, 2007 and 2006, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.8 million and $9.5 million as of June 30, 2007 and December 31, 2006, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(11.8) million and $23.8 million for the six months ended June 30, 2007 and 2006, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Non-GAAP Financial Measures – Economic Results

In addition to the results of operations presented in accordance with U.S. generally accepted accounting principles (GAAP), our management and our Board of Directors use certain non-GAAP financial measures called Economic Results. We believe that our Economic Results provide information useful to investors in understanding our underlying operational performance and business and performance trends. However, Economic Results is not a measurement of financial performance or liquidity under GAAP, therefore, these non-GAAP financial measures should not be considered as an alternative or substitute for GAAP.

We define Economic Results as GAAP net income (loss) adjusted for the following:

•	Unrealized gains (losses) on credit swaps sold by Primus Financial are excluded from GAAP net income (loss);

•	Realized gains from early termination of credit swaps sold by Primus Financial are excluded from GAAP net income (loss) and;

•	Realized gains from early termination of credit swaps sold by Primus Financial are amortized over the period that would have been the remaining life of the credit swap, and that amortization is added to GAAP net income (loss).

We exclude unrealized gains (losses) on credit swaps sold because the fair value will fluctuate significantly as a result of changes in market credit swap premium levels and are not necessarily indicative of the performance of our underlying business and our general strategy of holding credit swaps sold until maturity, at which time the mark to market values would revert to zero, to the extent no realized gains or losses had occurred. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize these realized gains over the original remaining life of the terminated contracts.

The following table below presents a reconciliation of our Economic Results (non GAAP measures) to GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
GAAP net income (loss)	$(21,516)	$10,658	$(31,234)	$45,763
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	36,181	121	57,513	(24,590)
Less: Realized gains from early termination of credit swaps sold by Primus Financial	(1,771)	(111)	(2,015)	(613)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	2,000	1,763	3,833	3,497
Net Economic Results	$14,894	$12,431	$28,097	$24,057
Economic earnings per diluted share	$0.33	$0.28	$0.63	$0.54
Economic weighted average common shares outstanding – diluted	45,197	44,287	44,988	44,316

Economic earnings per diluted share is calculated by dividing net economic results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2007 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property leases	$10,565	$1,258		$2,515		$2,558		$4,234
Senior notes	125,000	—		—		—		125,000
Interest on senior notes(b)	258,028	8,750		17,500		17,500		214,278
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$593,593	$10,008		$20,015		$20,058		$543,512

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.
(b)	Net interest payments on the 7% fixed senior notes will vary due to the interest rate swap agreement, as previously discussed.

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

Liquidity and Capital Resources

Capital Strategy

Our consolidated cash, cash equivalents, available-for-sale and trading account securities were $824.9 million and $803.9 million as of June 30, 2007 and December 31, 2006, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs.

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

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business. At June 30, 2007 and December 31, 2006, Primus Financial had cash, cash equivalents and investments of $656.1 million and $624.5 million, respectively, which management believes is sufficient to operate its credit swap business.

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

In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. During June 2007, Primus Guaranty contributed an additional $25 million of capital to Harrier, in addition to the original $50 million of capital contributed to PRS Trading Strategies by Primus Guaranty. Currently, no third parties have contributed capital to Harrier. Harrier trades in a broad range of fixed income products, including credit default swaps, leveraged loans and investment grade and non-investment grade securities. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, may post collateral with its counterparties to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial, but may invest in similar instruments or utilize similar strategies.

Cash Flows

Cash flows from operating activities – Net cash (used in) provided by operating activities were $(320.6) million and $22.9 million for the six months ended June 30, 2007 and 2006, respectively. This decrease is primarily attributable to our consolidation of the SPE warehouse loans held for securitization, as discussed previously and higher working capital needs during the first six months of 2007 compared with the first six months of 2006.

Cash flows from investing activities – Net cash (used in) provided by investing activities was $(33.3) million and $7.6 million for the six months ended June 30, 2007 and 2006, respectively. This increase was primarily due to higher net purchases of available-for-sale-investments in 2007 compared with 2006.

Cash flows from financing activities – Net cash provided by (used in) financing activities was $339.2 million and $(3.2) million for the six months ended June 30, 2007 and 2006, respectively. This increase is primarily due to our consolidation of the SPE warehouse loan funding, as previously discussed and proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd., partially offset by an increase in preferred distributions of our subsidiary.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of June 30, 2007, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $7.8 million.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On May 8, 2007, we held our 2007 Annual General Meeting of Stockholders. At the meeting, the following matters were submitted to a vote of our stockholders.

(1)    The election of four Class I directors to serve three-year terms expiring at the Annual General Meeting in 2010 and until their successors have been duly elected and qualified.

Nominee directors:	For	Withheld
Michael P. Esposito, Jr.	33,082,318	8,293,753
Duncan E. Goldie-Morrison	36,386,824	4,989,247
Thomas W. Jasper	35,832,067	5,544,004
Fiona E. Luck	36,361,646	5,014,425

(2)    The re-appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 and to authorize the audit Committee of the Board of Directors to set the auditors’ remuneration.

For	41,332,071
Against	5,599
Abstain	38,401

Item 6.    Exhibits

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 8, 2007