Form 10-Q
period 2007-09-30
PRIMUS GUARANTY LTD
filed 2007-11-08
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 45,029,203.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended September 30, 2007

Part I.    Financial Information

Item 1.    Financial Statements

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$265,439	$204,428
Available-for-sale investments	599,257	584,911
Trading account assets	18,558	14,537
Accrued interest receivable	8,412	6,374
Accrued premiums and receivables on credit and other swaps	4,097	4,022
Unrealized gain on credit and other swaps, at fair value	14,856	73,330
Fixed assets and software costs, net	6,319	5,510
Debt issuance costs, net	7,043	7,399
Other assets	2,738	1,957
Total assets	$926,719	$902,468
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$3,297	$2,854
Accrued compensation	5,378	8,800
Interest payable	662	625
Unrealized loss on credit and other swaps, at fair value	135,052	2,931
Accrued premiums and payables on credit and other swaps	38,057	44
Trading account liabilities	9,888	1,002
Long-term debt	323,496	325,000
Other liabilities	2,046	600
Total liabilities	517,876	341,856
Preferred securities of subsidiary	98,521	98,521
Shareholders’ equity
Common shares, $0.08 par value, 62,500,000 shares authorized, 45,025,269 and 43,380,893 shares issued and outstanding at September 30, 2007 and December 31, 2006	3,602	3,470
Additional paid-in-capital	279,508	269,420
Warrants	—	612
Accumulated other comprehensive loss	(4,083)	(2,375)
Retained earnings	31,295	190,964
Total shareholders’ equity	310,322	462,091
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$926,719	$902,468

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
Net credit swap revenue (loss)	$(120,122)	$28,905	$(140,994)	$85,865
Premiums earned on financial guarantees	—	100	—	300
Asset management and advisory fees	1,097	542	2,383	709
Interest income	10,881	7,143	31,174	20,530
Other trading revenue (loss)	(3,887)	389	(1,920)	513
Foreign currency revaluation loss	—	(32)	(12)	(56)
Total net revenues (losses)	(112,031)	37,047	(109,369)	107,861
Expenses
Compensation and employee benefits	4,890	5,023	16,866	15,517
Professional and legal fees	1,355	1,361	3,794	3,645
Depreciation and amortization	387	649	1,334	1,846
Technology and data	1,286	726	3,241	1,546
Interest expense	5,315	2,831	15,036	7,933
Other	1,469	1,302	4,414	3,632
Total expenses	14,702	11,892	44,685	34,119
Distributions on preferred securities of subsidiary	1,702	1,437	5,563	4,206
Income (loss) before provision for income taxes	(128,435)	23,718	(159,617)	69,536
Provision (benefit) for income taxes	—	(14)	52	41
Net income (loss) available to common shares	$(128,435)	$23,732	$(159,669)	$69,495
Income (loss) per common share:
Basic	$(2.85)	$0.55	$(3.57)	$1.61
Diluted	$(2.85)	$0.54	$(3.57)	$1.56
Average common shares outstanding:
Basic	45,024	43,314	44,734	43,285
Diluted	45,024	44,341	44,734	44,410

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands except per share amounts)

	Nine months ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(159,669)	$69,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,334	1,846
Share compensation	2,865	2,747
Net unrealized (gain) loss on credit swap portfolio	190,595	(36,759)
Net amortization of premium and discount on securities	(6,710)	(2,669)
Loss on disposal of assets	—	25
Amortization of debt issuance costs	233	128
Distributions on preferred securities of subsidiary	5,563	4,206
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(2,038)	(773)
Accrued premiums and receivables on credit and other swaps	(75)	(352)
Deposit and warehouse loan agreement	—	(4,116)
Other assets	(781)	(187)
Trading account assets	(4,021)	(1,257)
Accounts payable and accrued expenses	566	(799)
Accrued compensation	(3,422)	1,141
Trading account liabilities	8,886	—
Interest payable	37	(65)
Accrued premiums and payables on credit and other swaps	38,013	—
Other liabilities	(58)	(141)
Net cash provided by operating activities	71,318	32,470
Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(2,143)	(2,631)
Cash receipts on CLO investment	693	—
Purchases of available-for-sale investments	(529,957)	(103,129)
Maturities and sales of available-for-sale investments	519,897	67,000
Net cash used in investing activities	(11,510)	(38,760)
Cash flows from financing activities
Repurchase and retirement of common shares	(1,149)	(684)
Proceeds from employee exercise of options	557	454
Proceeds from exercise of warrants	7,335	—
Debt issuance costs	—	(13)
Net preferred distributions of subsidiary	(5,563)	(4,206)
Net cash provided by (used in) financing activities	1,180	(4,449)
Net effect of exchange rate changes on cash	23	85
Net increase (decrease) in cash	61,011	(10,654)
Cash and cash equivalents at beginning of period	204,428	69,355
Cash and cash equivalents at end of period	$265,439	$58,701
Supplemental disclosures
Cash paid for interest	$14,915	$7,870
Cash paid for taxes	$36	$76

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

Primus Financial is a Delaware financial products limited liability company that maintains a long-term counterparty credit rating of AAA from Standard & Poor’s (‘‘S&P’’) and Aaa from Moody’s Investors Service, Inc. (‘‘Moody’s’’ and, together with S&P, the ‘‘Rating Agencies’’). Primus Financial is primarily a seller of credit swaps against investment grade credit obligations of corporate and sovereign reference entities. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple reference entities, which are referred to as ‘‘tranches.’’ During the fourth quarter of 2006, Primus Financial received the rating agencies’ approval to sell credit swaps referencing residential mortgage-backed securities and commercial mortgage-backed securities, which are referred to as ABS. Primus Financial has begun selling credit swaps against ABS having an assigned rating of ‘‘BBB/Baa’’ (or the equivalent thereof) or better from a recognized rating agency, referencing residential mortgage-backed securities.

Primus Asset Management, a Delaware services company, acts as an investment manager to affiliated companies and third party entities. It currently manages the investment portfolios of its affiliates, Primus Financial and Harrier. In addition, Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or SCDO’s, on behalf of third parties. The SCDO’s issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate and sovereign reference entities. Primus Asset Management also manages two collateralized loan obligations, or CLO, transactions on behalf of third parties. A CLO issues securities backed by a diversified pool of primarily senior secured loans of corporations. Primus Asset Management receives fees from third party entities for its investment management services. Primus Asset Management’s business plan includes the expansion of its assets under management.

In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. During June 2007, Primus Guaranty contributed an additional $25 million of capital to Harrier, in addition to the original $50 million of capital contributed to PRS Trading Strategies by Primus Guaranty. Currently, no third parties have contributed capital to Harrier. Harrier trades in a broad range of fixed income products, including single name credit swaps, credit swap indices, total return swaps on loan transactions, leveraged loans and investment grade and non-investment grade securities. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, has entered into agreements with its counterparties to post collateral to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial, but may invest in similar instruments.

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

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for a full year. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The condensed consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The condensed consolidated financial statements are presented in U.S. dollar equivalents. During the periods presented, the Company’s credit swap activities were conducted in U.S. dollars and euros.

Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income or loss as a result of these reclassifications.

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

3.    Available-for-sale Investments

Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies and the Company’s collateralized loan obligations or CLO investments. The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and Emerging Issues Task Force (‘‘EITF’’) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity. Available-for-sale investments have original maturities or maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$588,884	$372	$(469)	$588,787
Commercial paper	—	—	—	—
Collateralized loan obligations	14,576	—	(4,106)	10,470
Total	$603,460	$372	$(4,575)	$599,257

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$554,691	$89	$(2,551)	$552,229
Commercial paper	26,275	1	—	26,276
Collateralized loan obligation	6,536	—	(130)	6,406
Total	$587,502	$90	$(2,681)	$584,911

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007
	Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$39,875	$(8)	$169,321	$(461)	$209,196	$(469)
Collateralized loan obligations	10,470	(4,106)	—	—	10,470	(4,106)
Total	$50,345	$(4,114)	$169,321	$(461)	$219,666	$(4,575)

	December 31, 2006
	Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$19,978	$(90)	$331,709	$(2,461)	$351,687	$(2,551)
Collateralized loan obligation	6,406	(130)	—	—	6,406	(130)
Total	$26,384	$(220)	$331,709	$(2,461)	$358,093	$(2,681)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors including the length of time and significance of the decline in fair value; the Company’s intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If the Company, based on its evaluation of the above factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations. Based on the Company’s evaluation, it does not consider these investments to be other-than-temporarily impaired at September 30, 2007 and December 31, 2006.

The U.S. government agency obligations mature before November 2008. The two CLO investments are scheduled to mature in 2019 and 2021, respectively, although the actual maturity of each may be sooner.

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

The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience Credit Events that will require the Company to make payments to the Buyers of the transactions. Credit Events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a Credit Event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Credit Events related to the Company’s credit swaps against ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and distressed ratings downgrade of the reference obligation. The Company has not experienced any Credit Events since its inception.

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

Primus Financial distinguishes among credit swaps sold – single name and credit swaps sold – tranche. Credit swaps sold – single name refers to credit swaps referencing a single entity. Credit swaps sold – tranche refers to credit swaps referencing portfolios containing obligations of multiple reference entities.

Harrier

In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. Harrier trades in a broad range of fixed income products, including credit swaps, total return swaps on loan transactions, leveraged loans and investment grade and non-investment grade securities. Harrier also transacts in high yield and investment grade credit swap indices (‘‘CDS index’’) and tranches within these CDS indices, at different levels of risk subordination within the index. CDS indices include credit swaps of a standardized basket of reference entities. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, has entered into agreements with its counterparties to post collateral to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial.

Consolidated Net Credit Swap Revenue and Credit Swap Portfolio Information

The table below presents the components of consolidated net credit swap revenue for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net premium income	$22,382	$18,034	$61,168	$51,081
Net realized losses	(12,326)	(1,826)	(13,150)	(2,098)
Change in unrealized gains (losses)	(130,178)	12,697	(189,012)	36,882
Total net credit swap revenue (loss)	$(120,122)	$28,905	$(140,994)	$85,865

The table below, in thousands, represent the Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at September 30, 2007 and December 31, 2006 (excluding CDS index and index tranches and total return swaps with net fair values of $10.2 million and $48 thousand as of September 30, 2007 and December 31, 2006, respectively):

	September 30, 2007	December 31, 2006
Gross Notional Amounts:
Credit swaps sold – single name	$17,115,109	$15,485,145
Credit swaps sold – tranche	3,700,000	500,000
Credit swaps sold – ABS	80,000	15,000
Credit swaps purchased – single name	(457,931)	(147,597)
Fair value:
Asset	4,177	73,281
Liability	134,554	2,930
Average fair value:
Asset	42,674	57,433
Liability	76,164	1,990

‘‘Asset’’ in the table above represents unrealized gains on credit swaps while ‘‘Liability’’ represents unrealized losses on credit swaps. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial and Harrier with each of their counterparties under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are netted by counterparty.

The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties, the notional amounts and fair values of credit swap transactions outstanding for the Company as of September 30, 2007 and December 31, 2006 (excluding CDS index and index tranches and total return swaps with net fair values of $10.2 million and $48 thousand as of September 30, 2007 and December 31, 2006, respectively):

	September 30, 2007		December 31, 2006
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold – Single Name:
Aaa	$923,319	$(318)	$761,211	$1,483
Aa	3,548,754	(19,046)	2,690,166	9,364
A	5,468,788	(3,515)	6,075,786	29,501
Baa	6,545,953	15,389	5,427,937	32,786

	September 30, 2007		December 31, 2006
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Ba	570,330	(4,298)	470,842	1,467
B	57,965	(1,645)	59,203	(706)
Total	$17,115,109	$(13,433)	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
Aaa	$2,450,000	$(37,182)	$—	$—
Aa	1,050,000	(31,238)	300,000	(2,494)
A	200,000	(17,370)	200,000	(534)
Total	$3,700,000	$(85,790)	$500,000	$(3,028)
Credit Swaps Sold – ABS:
A	$55,000	$(17,613)	$10,000	$(15)
Baa	20,000	(8,300)	5,000	(8)
Ba	5,000	(2,690)	—	—
Total	$80,000	$(28,603)	$15,000	$(23)
Credit Swaps Purchased – Single Name:
Aa	$(58,079)	$(179)	$(15,000)	$(15)
A	(102,408)	(1,104)	(36,000)	(10)
Baa	(288,444)	(1,213)	(83,636)	(484)
Ba	(8,000)	(4)	(6,961)	235
B	(1,000)	(51)	(6,000)	(219)
Total	$(457,931)	$(2,551)	$(147,597)	$(493)
By Counterparty Buyer/(Seller)
Credit Swaps Sold – Single Name:
Aaa	$5,030,727	$(2,086)	$982,194	$5,003
Aa	10,100,856	(9,579)	12,037,591	57,175
A	1,983,526	(1,768)	2,465,360	11,717
Total	$17,115,109	$(13,433)	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
Aaa	$400,000	$(9,221)	$—	$—
Aa	2,850,000	(67,233)	500,000	(3,028)
A	450,000	(9,336)	—	—
Total	$3,700,000	$(85,790)	$500,000	$(3,028)
Credit Swaps Sold – ABS:
Aaa	$55,000	$(15,197)	$10,000	$(15)
Aa	20,000	(11,907)	5,000	(8)
A	5,000	(1,499)	—	—
Total	$80,000	$(28,603)	$15,000	$(23)
Credit Swaps Purchased – Single Name:
Aaa	$(178,614)	$(270)	$(9,961)	$(120)
Aa	(279,317)	(2,281)	(137,636)	(373)
Total	$(457,931)	$(2,551)	$(147,597)	$(493)

	September 30, 2007		December 31, 2006
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold – Single Name:
AAA	$1,116,983	$(5,902)	$940,031	$1,721
AA	3,315,745	(11,020)	2,275,564	8,845
A	5,960,956	(421)	6,490,958	30,644
BBB	6,104,161	18,339	5,271,390	32,958
BB	510,271	(7,829)	438,499	1,060
B	106,993	(6,600)	68,703	(1,333)
Total	$17,115,109	$(13,433)	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
AAA	$3,000,000	$(49,962)	$150,000	$(2,010)
AA	500,000	(18,459)	200,000	(1,613)
A	100,000	(8,564)	150,000	595
BBB	100,000	(8,805)	—	—
Total	$3,700,000	$(85,790)	$500,000	$(3,028)
Credit Swaps Sold – ABS:
AA	$10,000	$(6,844)	$—	$—
A	50,000	(13,641)	15,000	(23)
BBB	15,000	(5,428)	—	—
BB	5,000	(2,690)	—	—
Total	$80,000	$(28,603)	$15,000	$(23)
Credit Swaps Purchased – Single Name:
AA	$(58,079)	$(179)	$(15,000)	$(15)
A	(152,820)	(1,551)	(56,000)	(10)
BBB	(228,752)	(657)	(58,636)	(473)
BB	(15,280)	(62)	(13,961)	214
B	(3,000)	(102)	(4,000)	(209)
Total	$(457,931)	$(2,551)	$(147,597)	$(493)
By Counterparty Buyer/(Seller)
Credit Swaps Sold – Single Name:
AAA	$5,000	$8	$31,406	$104
AA	13,859,833	(10,388)	11,732,030	58,698
A	3,250,276	(3,053)	3,721,709	15,093
Total	$17,115,109	$(13,433)	$15,485,145	$73,895
Credit Swaps Sold – Tranche:
AAA	$—	$—	$100,000	$(1,335)
AA	3,250,000	(76,454)	400,000	(1,693)
A	450,000	(9,336)	—	—
Total	$3,700,000	$(85,790)	$500,000	$(3,028)

	September 30, 2007		December 31, 2006
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – ABS:
AA	$75,000	$(27,104)	$15,000	$(23)
A	5,000	(1,499)	—	—
Total	$80,000	$(28,603)	$15,000	$(23)
Credit Swaps Purchased – Single Name:
AA	$(457,931)	$(2,551)	$(127,995)	$(665)
A	—	—	(19,602)	172
Total	$(457,931)	$(2,551)	$(147,597)	$(493)

Primus Financial’s and Harrier’s counterparties are generally financial institutions with whom they have entered into ISDA Master Agreements that consolidate the counterparty risk to one office of that counterparty. For the nine months ended September 30, 2007 and 2006, respectively, one and two counterparties each generated greater than ten percent of the Company’s consolidated net premium revenue.

The table below shows the geographical distribution of the Company’s credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
By Reference Entity:
North America	$9,387,889	$(26,348)	$9,133,328	$46,286
Europe	6,901,220	12,321	5,612,817	25,097
Pacific	647,000	(87)	570,000	1,351
Others	179,000	681	169,000	1,161
Total	$17,115,109	$(13,433)	$15,485,145	$73,895
By Counterparty:
North America	$8,925,328	$(13,682)	$7,904,024	$36,321
Europe	8,047,781	(252)	7,486,121	37,502
Pacific	132,000	446	75,000	(17)
Others	10,000	55	20,000	89
Total	$17,115,109	$(13,433)	$15,485,145	$73,895
Credit Swaps Sold – Tranche
By Counterparty:
North America	$—	$—	$50,000	$851
Europe	3,700,000	(85,790)	450,000	(3,879)
Total	$3,700,000	$(85,790)	$500,000	$(3,028)

	September 30, 2007		December 31, 2006
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – ABS
By Reference Entity:
North America	$80,000	$(28,603)	$15,000	$(23)
Total	$80,000	$(28,603)	$15,000	$(23)
By Counterparty:
North America	$80,000	$(28,603)	$10,000	$(15)
Europe	—	—	5,000	(8)
Total	$80,000	$(28,603)	$15,000	$(23)
Credit Swaps Purchased – Single Name
By Reference Entity:
North America	$(263,210)	$(1,766)	$(127,000)	$(491)
Europe	(173,041)	(831)	(20,597)	(2)
Pacific	(12,600)	127	—	—
Others	(9,080)	(81)	—	—
Total	$(457,931)	$(2,551)	$(147,597)	$(493)
By Counterparty:
North America	$(314,438)	$(776)	$(65,563)	$(362)
Europe	(143,493)	(1,775)	(82,034)	(131)
Total	$(457,931)	$(2,551)	$(147,597)	$(493)

The table below shows the distribution of the Company’s credit swap portfolio by year of maturity as of September 30, 2007 and December 31, 2006 (in thousands). With respect to the credit swaps sold – ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any contract may be earlier or later than indicated.

	September 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold – Single Name
Year of Maturity
2007	$597,133	$156	$2,432,827	$6,589
2008	1,221,010	2,122	1,127,551	6,509
2009	2,714,574	5,936	2,739,561	16,964
2010	6,072,664	(1,164)	6,132,240	33,056
2011	2,936,537	(11,915)	3,004,357	10,842
2012	3,570,191	(8,449)	44,609	(41)
2013	—	—	4,000	(24)
2014	3,000	(119)	—	—
Total	$17,115,109	$(13,433)	$15,485,145	$73,895
Credit Swaps Sold – Tranche
Year of Maturity
2010	$—	$—	$50,000	$851
2013	350,000	(21,462)	350,000	(2,544)
2014	3,350,000	(64,328)	100,000	(1,335)
Total	$3,700,000	$(85,790)	$500,000	$(3,028)
Credit Swaps Sold – ABS
Year of Maturity
2010	$10,000	$(1,349)	$—	$—
2011	10,000	(3,746)	5,000	(8)
2012	15,000	(7,995)	5,000	(12)
2013	15,000	(4,874)	5,000	(3)
2014	20,000	(9,439)	—	—
2016	10,000	(1,200)	—	—
Total	$80,000	$(28,603)	$15,000	$(23)
Credit Swaps Purchased – Single Name
Year of Maturity
2011	$—	$—	$(96,961)	$(255)
2012	(197,328)	(1,002)	(16,602)	(16)
2013	(4,000)	(38)	(34,034)	(222)
2014	(256,603)	(1,511)	—	—
Total	$(457,931)	$(2,551)	$(147,597)	$(493)

5.    Earnings per Share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net earnings (loss) available to common stockholders	$(128,435)	$23,732	$(159,669)	$69,495
Weighted-average basic shares outstanding	45,024	43,314	44,734	43,285
Effect of dilutive instruments
Employee stock options	—	49	—	59
Restricted share units	—	210	—	275
Warrants	—	768	—	791
Dilutive potential shares	—	1,027	—	1,125
Weighted-average diluted shares	45,024	44,341	44,734	44,410
Basic EPS	$(2.85)	$0.55	$(3.57)	$1.61
Diluted EPS	$(2.85)	$0.54	$(3.57)	$1.56

For the three months ended September 30, 2007 and 2006, approximately 1.9 million shares and 510 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

For the nine months ended September 30, 2007 and 2006, approximately 1.8 million shares and 611 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and assumptions used for options granted during the nine months ended September 30, 2007 were:

Nine months ended September 30, 2007
Risk free interest rate	5.32%
Volatility	32.83%
Expected dividend yield	0.00%
Expected option life	7 years
Fair value of option	$3.73

The following table is a summary of option activity for the nine months ended September 30, 2007:

	September 30, 2007
	Number of shares	Weighted average exercise price
Outstanding at December 31, 2006	858,158	$11.18
Granted	847,607	$11.70
Exercised	(67,968)	$8.20
Forfeited	(195,735)	$12.07
Outstanding at September 30, 2007	1,442,062	$11.50
Exercisable at September 30, 2007	360,269	$10.40

The following table summarizes the status of the Company’s options as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 – $6.94	90,625	5.4	$6.94	90,625	$6.94
$6.95 – $9.76	131,875	6.4	$9.76	103,594	$9.76
$9.77 – $13.50	1,219,562	5.9	$12.03	166,050	$12.68
Total	1,442,062			360,269

The Company recorded share compensation expense, which includes options and restricted share units, of approximately $2.9 million and $2.7 million during the nine months ended September 30, 2007 and 2006, respectively. Share compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

As of September 30, 2007, total unrecognized share-based compensation expense related to nonvested share awards was $8.7 million. This expense is expected to be recognized over a weighted average period of 2.3 years.

7.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(128,435)	$23,732	$(159,669)	$69,495
Foreign currency translation adjustments	28	46	23	85
Change in net unrealized gains (losses) on available-for-sale investments	(1,939)	3,155	(1,731)	987
Total comprehensive income (loss)	$(130,346)	$26,933	$(161,377)	$70,567

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

9.    Primus CLO II, Ltd.

On July 10, 2007, the Company completed its second CLO offering, Primus CLO II, Ltd., and as a result, Primus Asset Management has added approximately $400 million to its existing assets under management. The $5 million cash collateral deposited in connection with warehousing period was returned to Harrier. Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and monitoring the underlying collateral, subject to the terms of the agreement. The Company has invested $7.9 million or a 25% interest in the Subordinated Notes of Primus CLO II, Ltd. The Company’s ultimate exposure to loss in Primus CLO II, Ltd. is limited to its investment of $7.9 million. See note 3 of notes to condensed consolidated financial statements for further discussion.

Revenue generated from the warehouse loan agreements was recorded in other trading revenues, as presented in the condensed consolidated statements of operations, and comprises the Company’s share under the warehouse loan transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

The Company determined, pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that it is not the primary beneficiary of Primus CLO II, Ltd. and accordingly, the special purpose entity or SPE will not be consolidated in the Company’s financial statements.

10.    Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The adoption did not have a material effect on the Company’s consolidated financial statements.

As of September 30, 2007, and January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the consolidated statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the three and nine months ended September 30, 2007 and 2006.

The Company and certain subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions, which are no longer subject to U.S. federal, state, local and foreign income tax examinations by tax authorities for years before 2003.

11.    Subsequent Event

During the fourth quarter of 2007, the Company decided to discontinue Harrier’s operations, and expects to unwind its remaining positions by the year end of 2007. The Company intends to reallocate approximately $65 million of capital invested in Harrier to support the continued growth of its credit protection business. The Company expects to take a charge in the range of $2 million to $3 million in the fourth quarter of 2007 in connection with severance and other employee compensation costs and certain technology related costs associated with Harrier’s discontinuation.

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

Primus Financial

Primus Financial Products, LLC, or Primus Financial, is a ‘‘AAA/Aaa’’ rated seller of credit swaps against credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium we agree, upon the occurrence of a default or other credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, which we refer to as a Reference Entity, to pay our counterparty an agreed amount, which are referred to as ‘‘single name credit swaps.’’ To date, we have not experienced a credit event on any Reference Entity in our portfolio. We seek to minimize the risk inherent in our credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries and countries. Primus Financial is also permitted to sell credit swaps referencing portfolios containing obligations of multiple Reference Entities, which we refer to as ‘‘tranches’’. During the fourth quarter of 2006, Primus Financial received the rating agencies’ approval to sell credit swaps referencing residential mortgage-backed securities and commercial mortgage-backed securities, which we refer to as ABS. Primus Financial has begun selling credit swaps against ABS having an assigned rating of ‘‘BBB/Baa’’ (or the equivalent thereof) or better from a recognized rating agency referencing residential mortgage-backed securities.

Harrier/PRS Trading

In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (‘‘Harrier’’), a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. During June 2007, Primus Guaranty contributed an additional $25 million of capital to Harrier, in addition to the original $50 million of capital contributed to PRS Trading Strategies by Primus Guaranty. Currently, no third parties have contributed capital to Harrier. Harrier trades in a broad range of fixed income products, including credit swaps, total return swaps on loan transactions, leveraged loans and investment grade and non-investment grade securities. Harrier also transacts in high yield and investment grade credit swap indices (‘‘CDS index’’) and tranches within these CDS indices, at different levels of risk subordination within the index. CDS indices include credit swaps of a standardized basket of reference entities. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, has entered into agreements with its counterparties to post collateral to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial, but may invest in similar instruments.

During the fourth quarter of 2007, the Company decided to discontinue Harrier’s operations, and expects to unwind its remaining positions by the year end of 2007. The Company intends to reallocate approximately $65 million of capital invested in Harrier to support the continued growth of its credit protection business. The Company expects to take a charge in the range of $2 million to $3 million in the fourth quarter of 2007 in connection with severance and other employee compensation costs and certain technology related costs associated with Harrier’s discontinuation.

Primus Asset Management

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the investment portfolios of its affiliates, Primus Financial and Harrier. Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or SCDO’s, on behalf of third parties. The SCDO’s issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate and sovereign reference entities. Primus Asset Management also manages two collateralized loan obligations, or CLO, transactions. A CLO issues securities backed by a diversified pool of primarily senior secured loans of corporations. Primus Asset Management receives fees from third party entities for its investment management services. Primus Asset Management’s business plan is to expand its assets under management. Primus Asset Management is managed by an experienced team of professionals with expertise in credit analysis and structuring, investing, risk management and market analysis.

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

We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income. In accordance with GAAP, we carry our credit swaps on our consolidated statements of financial condition at their fair value. Changes in the fair value of our credit swap portfolio are included as a component of net credit swap revenue in our consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to our net credit swap revenue and the decline will subtract from our net credit swap revenue for that period. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

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

Second, we may elect to terminate a transaction for reasons other than credit considerations. Terminations of this type may generate gains or losses. In making a decision to terminate a transaction for reasons other than credit considerations, we consider a number of different factors, including the likelihood of additional gains or losses arising from the position, our view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a foreseeable horizon, the total size of our portfolio in relation to our capital and the total size of our swap positions and exposures with a particular counterparty. We refer to terminations effected under these circumstances as ‘‘resizing’’ or ‘‘rebalancing’’. Since inception, we have terminated less than 10% of credit swaps under which we sold credit swaps based on resizing or rebalancing considerations.

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

Interest Income

The Company earns interest income on its cash and cash equivalents, including commercial paper and available-for-sale securities, which include the accretion of discount and amortization of the premium recorded upon the acquisition of such securities, corporate and sovereign bonds.

Other trading revenue (loss)

Other trading revenue (loss) comprises of the net trading gains or losses from Harrier/PRS Trading. Other trading revenue (loss) includes the realized and unrealized gains or losses on total return swaps, corporate and sovereign bonds and the net interest earned on the total return swaps and from the loans in the warehousing period.

CLO Transactions

Each time the Company is involved in a CLO transaction, the Company performs an analysis to determine whether it is the primary beneficiary and accordingly, would be required to consolidate the SPE in its consolidated financial statements. The Company determined, pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that it is not the primary beneficiary of Primus CLO II, Ltd. and accordingly, the special purpose entity or SPE will not be consolidated in the Company’s financial statements.

Revenue generated from the warehouse loan agreements during the warehouse period is recorded in other trading revenues, as presented in the condensed consolidated statements of operations, and comprises the Company’s share under the warehouse loan transaction of net realized losses on the termination of individual loan positions and net interest earned on the warehouse loans.

Primus CLO I, Ltd.

On December 19, 2006, the Company completed its first CLO offering through Primus CLO I, Ltd (‘‘CLO I’’, a special purpose entity or SPE). Primus Asset Management has added approximately

$400 million to its assets under management and is acting as collateral manager of CLO I. Under the terms of the collateral management agreement of the CLO, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. The Company has invested $6.5 million for a 25% interest in the Subordinated Notes of CLO I. The Company’s ultimate exposure to loss in CLO I is limited to the $6.5 million of its investment in CLO I. The Company has determined, that it is not the primary beneficiary of Primus CLO I, Ltd. and, accordingly, the SPE is not consolidated in the Company’s financial statements. At September 30, 2007, the fair value of the Company’s investment in CLO I was $4.5 million. The unrealized loss is reported in accumulated other comprehensive loss as a component of shareholders’ equity in the consolidated statements of financial condition.

Primus CLO II, Ltd.

On July 10, 2007, the Company completed its second CLO offering, Primus CLO II, Ltd., and as a result, Primus Asset Management has added approximately $400 million to its existing assets under management. The $5 million cash collateral deposited in connection with the warehousing period was returned to Harrier. Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and monitoring the underlying collateral, subject to the terms of the agreement. The Company has invested $7.9 million or a 25% interest in the Subordinated Notes of Primus CLO II, Ltd. The Company’s ultimate exposure to loss in Primus CLO II, Ltd. is limited to its investment of $7.9 million. At September 30, 2007, the fair value of the Company’s investment in Primus CLO II was $6.0 million. The unrealized loss is reported in accumulated other comprehensive loss as a component of shareholders’ equity in the consolidated statements of financial condition.

Income Taxes

Primus Guaranty, PRS Trading Strategies, Primus Bermuda, Primus Financial and Harrier are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). For United States federal income tax purposes, Primus Guaranty and Primus Bermuda are likely to be treated as passive foreign investment companies, or PFICs. For the year ending December 31, 2007, we anticipate that shareholders who are United States taxpayers that have made a qualified electing fund, or QEF, election should expect a significant increase in PFIC taxable income over the prior year ended December 31, 2006.

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

The fair value of the credit swaps depends on a number of factors, primarily the market level of credit swap premiums associated with individual Reference Entities. Credit swaps are valued using market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market credit swaps and the contractual future credit swap premiums on contracts we have undertaken. Our pricing model has been internally developed but is benchmarked against a market-standard model. Generally, our model uses quoted market credit swap premium data that we purchase from independent pricing services. This service takes pricing information from a number of prominent dealers and brokers in the credit swap market across a range of standard maturities and restructuring terms, and creates average mid-market credit swap premium quotes on specific Reference Entities. We adjust the mid-market pricing we receive from the pricing service to reflect an estimate of the cost to close the position.

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

Results of Operations

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

Overview

During the third quarter of 2007, the global credit markets experienced difficult market conditions. These conditions resulted in sharp widening of credit spreads, greater volatility, lower levels of liquidity, significant re-pricing of credit risk and downgrades by rating agencies. These challenging market conditions negatively impacted our results for the third quarter of 2007, primarily resulting from significant unrealized losses from the mark-to-market losses of our credit swap portfolio. The market volatility did present renewed opportunities for new transaction volume in Primus Financial, but negatively impacted our Harrier results.

Our net income (loss) for the third quarter of 2007 was $(128.4) million compared with $23.7 million for the third quarter of 2006. The net loss during the third quarter of 2007 was primarily due to unrealized losses from the mark-to-market losses of our credit swap portfolio as compared with unrealized gains from the mark-to-market gains on our credit swap portfolio during the third quarter of 2006.

Net credit swap premiums earned were $22.4 million in the third quarter of 2007, compared with $18.0 million in the third quarter of 2006. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold.

Interest income on our portfolio of investments was $10.9 million in the third quarter of 2007, compared with $7.1 million in the third quarter of 2006. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125 million senior notes offering by Primus Guaranty in December 2006.

Other trading revenue (loss) incurred by Harrier/PRS Trading was $(3.9) million during the third quarter of 2007 compared with $389 thousand during the third quarter of 2006. The losses during the third quarter of 2007 primarily reflect the difficult market conditions resulting in mark downs in the value of loans and bond positions.

Interest expense and distributions on preferred securities were $7.0 million in the third quarter of 2007, compared with $4.3 million in the third quarter of 2006. The increase is due to higher short-term market interest rates, together with higher debt balances associated with the $125 million senior notes offering by Primus Guaranty in December 2006. In addition, the turbulent market conditions also affected the debt capital markets. Beginning in August 2007, investor demand was limited for our preferred securities and certain of our subordinated deferrable notes during the standard 28 day auction rate resets. As a result of the insufficient demand, the auctions didn’t clear and the rates on these preferred securities and deferrable notes were set at the maximum spread rates at current rating levels, as specified in the respective security agreements. This resulted in additional interest expense of $500 thousand during the third quarter of 2007. If these securities continue to be set at the maximum spread rates, we anticipate incremental interest costs of approximately $6.0 million on an annualized basis.

Our operating expenses were $9.4 million in the third quarter of 2007, compared with $9.1 million in the third quarter of 2006. The increase was primarily due to higher technology and data costs attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build-out, partially offset by lower compensation costs.

Consolidated Net Credit Swap Revenue (Loss)

Consolidated net credit swap revenue (loss) was $(120.1) million and $28.9 million for the three months ended September 30, 2007 and 2006, respectively.

The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated by Primus Financial and Harrier/PRS Trading Strategies for the three months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,
	2007	2006
Primus Financial	$(117,464)	$29,366
Harrier/PRS Trading	(2,658)	(461)
Total consolidated net credit swap revenue (loss)	$(120,122)	$28,905

Net credit swap loss for Harrier/PRS Trading primarily consisted of mark-to-mark unrealized losses on its credit swap portfolio during the periods presented. See other trading revenues for further discussion of Harrier/PRS Trading activities during the period.

Net credit swap revenue (loss) for Primus Financial is discussed below.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue (loss) was $(117.5) million and $29.4 million for the three months ended September 30, 2007 and 2006, respectively. Net credit swap revenue for Primus Financial excludes

$72 thousand for the three months ended September 30, 2006 of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the three months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,
	2007	2006
Net premiums earned	$22,316	$18,129
Net realized gains (losses) on credit swaps	1,040	(1,539)
Net unrealized gains (losses) on credit swaps	(140,820)	12,776
Total net credit swap revenue (loss)	$(117,464)	$29,366

Net Premiums Earned – Primus Financial

Net premiums earned were $22.3 million and $18.1 million for the three months ended September 30, 2007 and 2006, respectively. Net premiums earned include:

•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on credit swaps sold on asset backed securities (ABS);

•	Net premium expense on credit swaps undertaken to offset credit risk.

The table below shows the components of net premiums earned for the three months ended September 30, 2007 and 2006 (in thousands).

	Three months ended September 30,
	2007	2006
Premium income on single name credit swaps sold	$17,723	$17,175
Premium income on tranches sold	4,328	954
Premium income on credit swaps sold on ABS	283	—
Net premium expense on credit swaps undertaken to offset credit risk	(18)	—
Total net premiums earned	$22,316	$18,129

Premium income on single name credit swaps sold was $17.7 million and $17.2 million during the three months ended September 30, 2007 and 2006, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $16.1 billion and $15.2 billion for the three months ended September 30, 2007 and 2006, respectively.

Premium income from tranches sold was $4.3 million and $954 thousand for the three months ended September 30, 2007 and 2006, respectively. The average notional amount of tranches outstanding was $3.6 billion and $350.0 million for the three months ended September 30, 2007 and 2006, respectively.

During the fourth quarter of 2006, we received rating agency approval to sell credit protection on asset-backed securities (ABS). Premium income on credit swaps sold on ABS was $283 thousand during the three months ended September 30, 2007. The average notional amount of credit swaps sold on ABS outstanding was $80.0 million for the three months ended September 30, 2007.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the three months ended September 30, 2007 and 2006 are summarized below (in thousands):

	Three months ended September 30,
	2007	2006
Realized gains on terminated credit swaps sold	$1,184	$12
Realized losses on terminated credit swaps sold	(17)	(1,551)
Net realized losses on terminated credit swaps undertaken to offset credit risk	(127)	—
Total net realized gains (losses) on credit swaps	$1,040	$(1,539)

Net realized gains (losses) on the early termination of credit swaps sold were $1.0 million and $(1.5) million for the three months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007 and 2006, we terminated $144.4 million and $134.4 million notional amount of credit swaps sold, respectively. Realized gains incurred during the three months ended September 30, 2007 and 2006 were primarily the result of rebalancing our credit swap portfolio. The realized losses incurred during the three months ended September 30, 2007 and 2006 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold for the three months ended September 30, 2007 and 2006 are summarized below (in thousands):

	Three months ended September 30,
	2007	2006
Net unrealized gains (losses) on credit swaps sold	$(65,137)	$9,973
Net unrealized gains (losses) on tranches sold	(52,457)	2,803
Net unrealized losses on credit swaps sold on ABS	(22,731)	—
Net unrealized losses on credit swaps undertaken to offset credit risk	(495)	—
Total net unrealized gains (losses) on credit swaps	$(140,820)	$12,776

Net unrealized gains (losses) on credit swaps were $(140.8) million and $12.8 million for the three months ended September 30, 2007 and 2006, respectively. The change in unrealized gains (losses) on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. As previously discussed, during the third quarter of 2007, significantly wider credit spreads as a result of re-pricing of credit risk led to the unrealized losses on our credit swap portfolio. The unrealized gain in the third quarter of 2006 on credit swaps sold was primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that quarter.

Asset Management and Advisory Fees

We recognized $1.1 million and $542 thousand of asset management and advisory fees for the three months ended September 30, 2007 and 2006, respectively. The increase was primarily due to asset management fees related to our first CLO offering, Primus CLO I, Ltd. in December 2006.

On December 19, 2006, the Company completed its first CLO offering of Primus CLO I, Ltd. and on July 10, 2007, the Company completed its second CLO offering, Primus CLO II, Ltd. Primus Asset

Management acts as collateral manager for both. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.

In addition, Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or SCDO’s, on behalf of third parties. Some of our SCDO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2007 or 2006, respectively.

Interest Income

We earned interest income of $10.9 million and $7.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2006 senior notes offering of $125 million by Primus Guaranty and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher short-term market rates of interest during 2006 and 2007.

Weighted average yields on our cash, cash equivalents and investments were 5.18% in the three months ended September 30, 2007 compared with 4.40% for the three months ended September 30, 2006.

The table below summarizes our interest income for the three months ended September 30, 2007 and 2006 and our total cash, cash equivalents, available-for-sale and trading account securities at September 30, 2007 and 2006 (in thousands).

	Three months ended September 30,
	2007	2006
Interest income	$10,881	$7,143
Cash and cash equivalents	$265,439	$58,701
Available-for-sale and trading account securities	617,815	601,189
Total cash, cash equivalents, available-for-sale and trading account securities	$883,254	$659,890

Other Trading Revenue

During the three months ended September 30, 2007 and 2006, Harrier/PRS Trading Strategies recorded other trading revenue (loss) of $(3.9) million and $389 thousand, respectively. These amounts exclude Harrier/PRS Trading Strategies’ net credit swap loss of $2.7 million and $461 thousand for the three months ended September 30, 2007 and 2006, respectively, as discussed under net credit swap revenue (loss) caption. Other trading revenue comprises the net trading gains or losses from Harrier/PRS Trading’s total return swaps, loan warehousing and trading activities.

Foreign currency revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 37% of the notional amount of our Primus Financial credit swaps sold portfolio at September 30, 2007. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the three months ended September 30, 2007 and 2006, we recorded foreign currency revaluation losses of zero and $32 thousand, respectively.

Operating Expenses

Our operating expenses were $9.4 million and $9.1 million for the three months ending September 30, 2007 and 2006, respectively, as summarized below (in thousands):

	Three months ended September 30,
	2007	2006
Compensation and employee benefits	$4,890	$5,023
Professional and legal fees	1,355	1,361
Depreciation and amortization	387	649
Technology and data	1,286	726
Other	1,469	1,302
Total operating expenses	$9,387	$9,061
Number of full-time employees, at end of period	62	46

Compensation expense for the three months ended September 30, 2007 decreased approximately $0.1 million over the comparable prior period. The decrease was primarily the result of lower performance based incentives, offset by an increase in compensation costs as a result of higher headcount as we expanded our business activities. Our accrued cash incentive compensation expense was $1.3 million for the three months ended September 30, 2007, compared with an accrued expense of $2.1 million for the corresponding prior period. Share compensation expense was approximately $0.6 million in each of the three months ended September 30, 2007 and 2006, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. Professional and legal fees were consistent for the three months ended September 30, 2007 compared with the corresponding prior period.

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

Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily due to higher bank, debt and investment management fees.

Interest Expense and Preferred Distributions

During the third quarter of 2007, the turbulent market conditions as previously discussed, also affected the debt capital markets. Beginning in August 2007, investor demand was limited for our preferred securities and certain of our subordinated deferrable notes during the standard 28 day auction rate resets. As a result of the insufficient demand, the auctions didn’t clear and the rates on these preferred securities and deferrable notes were set at the maximum spread rates at current rating levels, as specified in the respective security agreements. This resulted in additional interest expense of $500 thousand during the quarter.

For the three months ended September 30, 2007 and 2006, we recorded $5.3 million and $2.8 million of interest expense, respectively. The increase in interest expense was primarily the result of higher debt balances as a result of the $125 million senior notes offering by Primus Guaranty in December 2006, higher short-term interest rates and the maximum spread rates noted above.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

Primus Financial also made net distributions of $1.7 million and $1.4 million during the three months ended September 30, 2007 and 2006, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The increase in net distributions was primarily due to increased short-term interest rates and the maximum spread rates noted above.

Income Taxes

Provision (benefit) for income taxes was zero and $(14) thousand for the three months ended September 30, 2007 and 2006, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $10.2 million and $9.5 million as of September 30, 2007 and December 31, 2006, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(54.7) million and $12.4 million for the three months ended September 30, 2007 and 2006, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

Overview

Our net income (loss) for the nine months ended September 30, 2007 was $(159.7) million compared with $69.5 million for the nine months ended September 30, 2006. The net loss during the first nine months of 2007 was primarily due to unrealized losses from the mark-to-market losses of our credit swap portfolio as compared with unrealized gains from the mark-to-market gains of our credit swap portfolio during the comparable period of 2006. Net credit swap premiums earned were $61.2 million in the first nine months of 2007, compared with $51.1 million in the comparable period of 2006. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold. Our operating expenses were $29.6 million in the nine months ended September 30, 2007, compared with $26.2 million in the nine months ended September 30, 2006. The increase was primarily due to higher compensation and employee benefits as a result of increased headcount, higher technology and data costs attributable to the expansion of our technology platform to accommodate new trading strategies associated with our asset management build-out.

Consolidated Net Credit Swap Revenue (Loss)

Consolidated net credit swap revenue (loss) was $(140.9) million and $85.9 million for the nine months ended September 30, 2007 and 2006, respectively.

The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated by Primus Financial and Harrier/PRS Trading Strategies for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	2006
Primus Financial	$(136,630)	$86,587
Harrier/PRS Trading	(4,364)	(722)
Total consolidated net credit swap revenue (loss)	$(140,994)	$85,865

Net credit swap loss for Harrier/PRS Trading primarily consisted of mark-to-mark unrealized losses on its credit swap portfolio during the periods presented. See other trading revenues for further discussion of Harrier/PRS Trading activities during the period.

Net credit swap revenue (loss) for Primus Financial is discussed below.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue (loss) was $(136.6) million and $86.6 million for the nine months ended September 30, 2007 and 2006, respectively. Net credit swap revenue for Primus Financial excludes $233 thousand for the nine months ended September 30, 2006 of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount is eliminated in consolidation.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	2006
Net premiums earned	$60,893	$51,143
Net realized gains (losses) on credit swaps	810	(1,922)
Net unrealized gains (losses) on credit swaps	(198,333)	37,366
Total net credit swap revenue (loss)	$(136,630)	$86,587

Net Premiums Earned – Primus Financial

Net premiums earned were $60.9 million and $51.1 million for the nine months ended September 30, 2007 and 2006, respectively. Net premiums earned include:

•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on credit swaps sold on asset backed securities (ABS);

•	Net premium expense on credit swaps undertaken to offset credit risk.

The table below shows the components of net premiums earned for the nine months ended September 30, 2007 and 2006 (in thousands).

	Nine months ended September 30,
	2007	2006
Premium income on single name credit swaps sold	$52,131	$49,529
Premium income on tranches sold	8,329	1,614
Premium income on credit swaps sold on ABS	451	—
Net premium expense on credit swaps undertaken to offset credit risk	(18)	—
Total net premiums earned	$60,893	$51,143

Premium income on single name credit swaps sold was $52.1 million and $49.5 million during the nine months ended September 30, 2007 and 2006, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $15.7 billion and $14.8 billion for the nine months ended September 30, 2007 and 2006, respectively.

Premium income from tranches sold was $8.3 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. The average notional amount of tranches outstanding was $2.3 billion and $233.3 million for the nine months ended September 30, 2007 and 2006, respectively.

During the fourth quarter of 2006, we received rating agency approval to sell credit protection on asset-backed securities (ABS). Premium income on credit swaps sold on ABS was $451 thousand during the nine months ended September 30, 2007. The average notional amount of credit swaps sold on ABS outstanding was $55.0 million for the nine months ended September 30, 2007.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the nine months ended September 30, 2007 and 2006 are summarized below (in thousands):

	Nine months ended September 30,
	2007	2006
Realized gains on terminated credit swaps sold	$3,197	$625
Net realized losses on terminated credit swaps undertaken to offset credit risk	(2,387)	(2,547)
Total net realized gains (losses) on credit swaps	$810	$(1,922)

Net realized gains (losses) on the early termination of credit swaps sold were $810 thousand and $(1.9) million for the nine months ended September 30, 2007 and 2006, respectively. We terminated $503.0 million and $271.9 million notional amount of credit swaps sold during the nine months ended September 30, 2007 and 2006, respectively. Realized gains incurred during the nine months ended September 30, 2007 and 2006 were primarily the result of rebalancing our credit swap portfolio. The realized losses incurred during the nine months ended September 30, 2007 and 2006 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold for the nine months ended September 30, 2007 and 2006 are summarized below (in thousands):

	Nine months ended September 30,
	2007	2006
Net unrealized gains (losses) on credit swaps sold	$(86,496)	$39,189
Net unrealized losses on tranches sold	(82,762)	(1,823)
Net unrealized losses on credit swaps sold on ABS	(28,580)	—
Net unrealized losses on credit swaps undertaken to offset credit risk	(495)	—
Total net unrealized gains (losses) on credit swaps	$(198,333)	$37,366

Net unrealized gains (losses) on credit swaps were $(198.3) million and $37.4 million for the nine months ended September 30, 2007 and 2006, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. As previously discussed, significantly wider credit spreads as a result of re-pricing of credit risk led to the unrealized losses on our credit swap portfolio. The unrealized gain in the first nine months of 2006 on credit swaps sold is primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that period.

Asset Management and Advisory Fees

We recognized $2.4 million and $709 thousand of asset management and advisory fees for the nine months ended September 30, 2007 and 2006, respectively. The increase was primarily due to asset management fees related to our first CLO offering in December 2006.

On December 19, 2006, the Company completed its first CLO offering of Primus CLO I, Ltd. and on July 10, 2007, the Company completed its second CLO offering, Primus CLO II, Ltd. Primus Asset

Management acts as collateral manager for both. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreements.

In addition, Primus Asset Management manages three investment grade synthetic collateralized debt obligations, or SCDO’s, on behalf of third parties. Some of our SCDO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2007 or 2006, respectively.

Interest Income

We earned interest income of $31.2 million and $20.5 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2006 senior notes offering of $125 million by Primus Guaranty and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher short-term market rates of interest during 2006 and 2007.

Weighted average yields on our cash, cash equivalents and investments were 5.05% in the nine months ended September 30, 2007 compared with 4.29% for the nine months ended September 30, 2006.

The table below summarizes our interest income for the nine months ended September 30, 2007 and 2006 and our total cash, cash equivalents, available-for-sale and trading account securities at September 30, 2007 and 2006 (in thousands).

	Nine months ended September 30,
	2007	2006
Interest income	$31,174	$20,530
Cash and cash equivalents	$265,439	$58,701
Available-for-sale and trading account securities	617,815	601,189
Total cash, cash equivalents, available-for-sale and trading account securities	$883,254	$659,890

Other Trading Revenue

During the nine months ended September 30, 2007 and 2006, Harrier/PRS Trading Strategies recorded other trading revenue (loss) of $(1.9) million and $513 thousand, respectively. These amounts exclude Harrier/PRS Trading Strategies’ net credit swap loss of $4.4 million and $722 thousand for the nine months ended September 30, 2007 and 2006, respectively, as discussed under net credit swap revenue (loss) caption. Other trading revenue (loss) comprises the net trading gains or losses from Harrier/PRS Trading’s total return swaps, loan warehousing and trading activities.

Foreign currency revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 37% of the notional amount of our Primus Financial credit swaps sold portfolio at September 30, 2007. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the nine months ended September 30, 2007 and 2006, we recorded foreign currency revaluation losses of $12 thousand and $56 thousand, respectively.

Operating Expenses

Our operating expenses were $29.6 million and $26.2 million for the nine months ending September 30, 2007 and 2006, respectively, as summarized below (in thousands):

	Nine months ended September 30,
	2007	2006
Compensation and employee benefits	$16,866	$15,517
Professional and legal fees	3,794	3,645
Depreciation and amortization	1,334	1,846
Technology and data	3,241	1,546
Other	4,414	3,632
Total operating expenses	$29,649	$26,186
Number of full-time employees, at end of period	62	46

Compensation expense for the nine months ended September 30, 2007 increased approximately $1.3 million over the comparable prior period. Overall, the increase was primarily the result of an increase in headcount as we expanded our business activities, partially offset by lower performance based incentives. Our accrued cash incentive compensation expense was $5.4 million for the nine months ended September 30, 2007, compared with an accrued expense of $6.0 million for the corresponding prior period. Share compensation expense was approximately $2.9 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily due to higher bank, debt and investment management fees.

Interest Expense and Preferred Distributions

For the nine months ended September 30, 2007 and 2006, we recorded $15.0 million and $7.9 million of interest expense, respectively. The increase in interest expense was primarily the result of higher debt balances as a result of the $125 million senior notes offering by Primus Guaranty in December 2006 along with increased short-term interest rates.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of the Company’s $125.0 million, 7% fixed rate senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

Primus Financial also made net distributions of $5.6 million and $4.2 million during the nine months ended September 30, 2007 and 2006, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The increase in net distributions was primarily due to increased short-term interest rates.

Income Taxes

Provision for income taxes was $52 thousand and $41 thousand for the nine months ended September 30, 2007 and 2006, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $10.2 million and $9.5 million as of September 30, 2007 and December 31, 2006, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(66.5) million and $36.2 million for the nine months ended September 30, 2007 and 2006, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

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

The following table below presents a reconciliation of our Economic Results (non GAAP measures) to GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
GAAP net income (loss)	$(128,435)	$23,732	$(159,669)	$69,495
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	140,820	(12,776)	198,333	(37,366)
Less: Realized gains from early termination of credit swaps sold by Primus Financial	(1,182)	(12)	(3,197)	(625)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	1,399	1,777	5,232	5,274
Net Economic Results	$12,602	$12,721	$40,699	$36,778
Economic earnings per diluted share	$0.28	$0.29	$0.90	$0.83
Economic weighted average common shares outstanding – diluted	45,206	44,341	45,130	44,410

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2007 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property leases	$10,269	$1,261		$2,523		$2,539		$3,946
Senior notes	125,000	—		—		—		125,000
Interest on senior notes(b)	255,840	8,750		17,500		17,500		212,090
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$591,109	$10,011		$20,023		$20,039		$541,036

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.
(b)	Net interest payments on the 7% fixed senior notes will vary due to the interest rate swap agreement, as previously discussed.

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

Liquidity and Capital Resources

Capital Strategy

Our consolidated cash, cash equivalents, available-for-sale and trading account securities were $883.3 million and $803.9 million as of September 30, 2007 and December 31, 2006, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs.

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

Primus Financial, in order to support its AAA/Aaa ratings, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business. At September 30, 2007 and December 31, 2006, Primus Financial had cash, cash equivalents and investments of $678.7 million and $624.5 million, respectively, which management believes is sufficient to operate its credit swap business.

Primus Financial receives cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps, interest income earned on our investment portfolio and capital raising activities. Cash is used to pay operating and administrative expenses, premiums on credit swaps purchased, realized losses from the early termination of credit swaps, interest on debt and preferred share distributions. As previously discussed, rates on our preferred securities and deferrable notes have been set at the maximum spread rates at current rating levels, which will result in additional interest expense.

In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. During June 2007, Primus Guaranty contributed an additional $25 million of capital to Harrier, in addition to the original $50 million of capital contributed to PRS Trading Strategies by Primus Guaranty. Currently, no third parties have contributed capital to Harrier. Harrier trades in a broad range of fixed income products, including credit swaps, total return swaps on loan transactions, leveraged loans and investment grade and non-investment grade securities. Harrier also transacts in high yield and investment grade credit swap indices (‘‘CDS index’’) and tranches within these CDS indices, at different levels of risk subordination within the index. CDS indices include credit swaps of a standardized basket of reference entities. Unlike Primus Financial, Harrier has no counterparty ratings from rating agencies and, accordingly, has entered into agreements with its counterparties to post collateral to support its contractual obligations. Harrier does not engage in trading activity with Primus Financial, but may invest in similar instruments.

Cash Flows

Cash flows from operating activities   –   Net cash provided by operating activities were $71.3 million and $32.5 million for the nine months ended September 30, 2007 and 2006, respectively. This increase is primarily attributable to a timing difference of settlements related to payables on credit swaps during the first nine months of 2007 compared with the first nine months of 2006.

Cash flows from investing activities   –   Net cash used in investing activities was $11.5 million and $38.8 million for the nine months ended September 30, 2007 and 2006, respectively. This increase was primarily due to lower net purchases of available-for-sale-investments in 2007 compared with 2006.

Cash flows from financing activities   –   Net cash provided by (used in) financing activities was $1.2 million and $(4.4) million for the nine months ended September 30, 2007 and 2006, respectively. This increase is primarily due to the proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd., partially offset by an increase in preferred distributions of our subsidiary.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of September 30, 2007, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $8.7 million.

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

Date: November 8, 2007