Form 10-K
period 2007-12-31
PRIMUS GUARANTY LTD
filed 2008-03-14
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $245,121,376 based on the closing price quoted by the New York Stock Exchange as of the last business day of the most recently completed second fiscal quarter (June 30, 2007).

As of March 3, 2008, the number of shares outstanding of the registrant’s common shares, $0.08 par value, was 45,123,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2008 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report.

Primus Guaranty, Ltd.
Form 10-K
For the fiscal year ended December 31, 2007

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

Overview

Primus Guaranty, Ltd. is a holding company that conducts business through several operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC, or Primus Financial, which is a Credit Derivative Product Company (‘‘CDPC’’) and has ‘‘AAA/Aaa’’ counterparty ratings by Standard & Poor’s Ratings Group, or S&P, and Moody’s Investors Service, Inc., or Moody’s, respectively. Primus Asset Management, Inc., or Primus Asset Management, one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities. We also own two intermediate holding companies, Primus (Bermuda), Ltd., or Primus Bermuda and Primus Group Holdings, Inc., or Primus Group Holdings.

We are a Bermuda company that was incorporated in 1998. Our registered office is at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda and our telephone number is 441-296-0519. The offices of our principal operating subsidiaries, Primus Financial and Primus Asset Management are located at 360 Madison Avenue, New York, New York 10017 and their telephone number is 212-697-2227. Our common shares are listed on the New York Stock Exchange, or NYSE, under the symbol ‘‘PRS.’’

Required financial information is set forth in the consolidated financial statements.

Legal Entity Structure

*	— As of December 31, 2007, PRS Trading Strategies, LLC was inactive. As of December 31, 2007, Harrier Credit Strategies Master Fund, LP ceased trading activities and closed substantially all of its trading positions.

Primus Financial

Primus Financial Products, LLC, or Primus Financial, is a AAA/Aaa (S&P/Moody’s) rated seller of credit swaps to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium Primus Financial agrees, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Credit swaps related to a single specified Reference Entity are referred to as ‘‘single name credit swaps.’’ Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, diversified credit swap portfolio across Reference Entities, industries and countries.

Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as ‘‘tranches’’ and sells credit swaps referencing residential mortgage-backed securities, which are referred to as ABS. Defined credit events related to ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrade to CCC or below of the reference obligation.

As of December 31, 2007, Primus Financial had a credit swap portfolio with a total notional of $23.0 billion with a weighted average rating of A+/A3 (S&P/Moody’s) and an average maturity of 3.7 years. Primus Financial had $749.5 million of capital resources to support its credit swap portfolio and its AAA/Aaa counterparty ratings.

Credit Review and Approval Procedures

Primus Financial subjects each of the Reference Entities for which it is considering selling credit protection to a comprehensive credit review and approval process that is designed to evaluate, assess and document the underlying credit risk of the particular Reference Entity. Credit portfolio managers are responsible for the credit review and transaction approvals. These are essential steps in determining whether to sell protection on that Reference Entity. Each credit decision results in the assignment of an internal rating, or a (‘‘Primus Rating’’), and position limit for each such entity.

Inputs that support Primus Financial’s credit decisions generally include the following:

•	S&P and Moody’s ratings and history;

•	industry and company specific analyses and research by major investment and commercial banks;

•	financial statement analysis of the Reference Entity;

•	financial market indicators including bond spreads, share prices and credit swap premiums; and

•	current news on the Reference Entity and its industry.

Primus Financial’s credit approval process benefits from the fact that the typical Reference Entity is a public company, which has a financial performance history and company and third-party information on its financial status and future business prospects. It also has a current rating and rating history from a Nationally Recognized Statistical Rating Organization (‘‘NRSO’’), such as S&P or Moody’s. The credit review for Reference Entities is designed to generate a credit profile. This iterative credit review process is also designed to take advantage of the available information in the marketplace. After the initial review and approval, Reference Entities are monitored on an ongoing basis. At least quarterly, the credit portfolio managers formally review the appropriateness of the internal ratings and exposure limits.

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

Overall, the risk management policies of the Company are governed by the board of directors of Primus Guaranty. The Finance and Investment Committee of the board reviews and approves the Company’s risk management policies and the Audit Committee of the board oversees the Company’s compliance with risk management policies.

Transaction Pricing and Execution

The credit portfolio managers work closely with the credit swap traders and agree to sell protection for credit swap premiums that reflect in their view the most attractive risk-adjusted returns available in the market at that time.

Primus Financial’s counterparties are primarily major global financial institutions that include credit swap dealers and bank credit portfolio managers. Under normal market conditions, Primus Financial receives bids for the purchase of credit swaps on a daily basis that indicate the premium a counterparty is willing to pay in order to buy credit protection. These bids are communicated directly by its counterparties, or indirectly through Primus Financial’s access to messages broadcast by brokers to such brokers’ subscribers. Primus Financial may also initiate transactions with counterparties directly.

The premiums that Primus Financial receives in connection with its transactions are largely determined by market conditions affecting the credit markets, and particularly the credit swap markets, both generally and with respect to particular Reference Entities. Primus Financial’s decision to sell a credit swap at a particular premium is determined by a number of considerations, including a comparative analysis of risk-adjusted returns for different Reference Entities, availability of capacity for particular Reference Entities and for particular counterparties, and the level of credit swap premiums.

Credit Swap Portfolio

Single Name Credit Swaps

As of December 31, 2007, Primus Financial’s portfolio of single name credit swaps sold was $18.2 billion (in notional amount). This portfolio had a weighted average credit rating of A/Baa1 (S&P/Moody’s), and included 591 corporate Reference Entities spread across 40 industries in 27 countries. Reference Entities that were domiciled in the United States and outside of the United States comprised 48% and 52%, respectively, of our credit swap portfolio at December 31, 2007. The percentages of our single name credit swaps that were denominated in United States dollars and euros at December 31, 2007 were 59% and 41%, respectively. The percentage of credit swaps in the portfolio relating to investment grade Reference Entities (at the time of execution) was approximately 99% at December 31, 2007.

The following chart provides a summary of our single name credit swap portfolio by S&P Industry as of December 31, 2007:

Tranches

As of December 31, 2007, Primus Financial’s portfolio of credit swap tranches sold was $4.7 billion (in notional amount). This portfolio had a weighted average credit rating of AA+/Aa1 (S&P/Moody’s) and an average tenor of 6.2 years. Primus Financial’s portfolio of credit swap tranches sold was entirely denominated in U.S. dollars and includes only corporate Reference Entities.

Credit Swaps on Asset Backed Securities (ABS)

As of December 31, 2007, Primus Financial’s portfolio of credit swaps sold on ABS was $80.0 million (in notional amount) and had a weighted average rating of A−/Baa3 (S&P/Moody’s) and weighted average tenor of 5.2 years. Primus Financial’s portfolio of credit swaps sold on ABS was entirely denominated in U.S. dollars. See Subsequent Event—2008 caption in the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section for further discussion.

Risk Management

Primus Financial monitors the Reference Entities in its credit swap portfolio on an ongoing basis. As part of the risk management process, there is a regular review of the Reference Entities’ corporate disclosures, credit ratings and financial reporting and market-based measures of credit risk including credit swap spreads and bond spreads. Additionally, each Reference Entity in Primus Financial’s credit swap portfolio is reassessed at least quarterly, at which point its Primus Rating and limit is re-evaluated. If Primus Financial determines that the risk of a default or other defined credit event of a Reference Entity exceeds acceptable levels, Primus Financial may reduce or eliminate its credit exposure by buying credit protection against that Reference Entity or by terminating its credit swaps referencing that Reference Entity.

Operating Guidelines

Primus Financial’s operating guidelines have been approved by S&P and Moody’s and specify various structural, portfolio and capital constraints which Primus Financial must comply with in order to maintain its credit ratings, including, among others, (1) maximum exposures to industries, countries and Reference Entities, (2) credit ratings requirements of Reference Entities and (3) maximum tenors.

As stipulated in Primus Financial’s operating guidelines, upon the occurrence of certain events, as noted below, Primus Financial must temporarily cease entering into new credit swaps until such event is cured. Events that would cause Primus Financial to cease entering into new credit swaps include the bankruptcy or other analogous event of Primus Financial, a violation of the operating guidelines that is not cured within ten days upon the occurrence of a capital shortfall and within 30 days in all other circumstances, or a downgrade of Primus Financial’s counterparty rating to A (‘‘strong’’) or A2 (‘‘good financial security’’) or below by S&P or Moody’s, respectively. If an event causing the cessation of new credit swaps is not cured, Primus Financial will not enter into new credit swaps and will hire a contingent manager to run off its outstanding portfolio of credit swaps.

Capital Models and Verification Process

Primus Financial has developed two customized capital models that have been approved by S&P and Moody’s, respectively. The models are cash flow-based simulations of Primus Financial’s portfolio performance. Each model is unique and reflects the different approaches by S&P and Moody’s in evaluating the performance of credit portfolios.

Primus Financial uses its customized capital models to determine the sufficiency of its capital resources to meet the AAA/Aaa requirements of S&P and Moody’s, respectively. The sufficiency of capital resources within its capital models is in part determined by: (1) the notional amount of each credit swap in the portfolio; (2) the tenor of each credit swap; (3) the ratings implied credit risk of each underlying Reference Entity; (4) credit swap premiums; (5) industry concentrations within the portfolio; (6) dividend policy; (7) cost of capital; and (8) Primus Financial’s operating expenses and tax status. Primus Financial intends to continue to hold sufficient capital resources to maintain its AAA/Aaa (S&P/Moody’s) ratings. Under its operating guidelines, Primus Financial is required to have an external auditor (currently Ernst & Young LLP) provide to S&P and Moody’s an agreed-upon-procedures report on a monthly basis. The procedures, which are specified by the rating agencies, consist of testing the application of Primus Financial’s operating guidelines with respect to its credit swap portfolio.

Counterparties

Primus Financial had credit swap agreements in place with 47 counterparties at December 31, 2007. These counterparties primarily consisted of global financial institutions and major credit swap dealers. At December 31, 2007, Primus Financial had outstanding transactions with 34 counterparties. Primus Financial’s top counterparty, and top five counterparties, represented approximately 13% and 41% of its credit swap portfolio in notional amounts outstanding at December 31, 2007, respectively. No individual counterparty accounted for more than 10% of consolidated net premiums earned for the year ended December 31, 2007. Primus Financial does not provide collateral to its counterparties nor are there any ratings triggers or other conditions, which would require provisions for collateral.

Primus Financial transacts credit swaps under contracts with each counterparty that incorporate standard market terms and conditions as defined by the International Swaps and Derivatives Association, or ISDA. These agreements include a Master Agreement and trade confirmations that govern the terms of its credit swap transactions. The ISDA Master Agreement allows Primus Financial to conduct many separate transactions with a counterparty on an efficient basis, each subject to a specific confirmation.

Bankruptcy Remoteness and Governance of Primus Financial

Primus Financial has been structured so that it should not be consolidated with Primus Guaranty or any of its affiliates in the event of its or their bankruptcy. This is an important element in the maintenance of Primus Financial’s AAA/Aaa ratings. Components of this bankruptcy remote structure include (1) a board of directors that includes at least two independent directors who are neither employees of Primus Financial or its affiliates nor directors of those affiliates and (2) a requirement that all agreements with any affiliated company are effected on an arm’s-length basis.

Primus Asset Management

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. On July 10, 2007, the offering of Primus CLO II, Ltd on behalf of third parties was completed. Primus Asset Management added approximately $400 million to its existing assets under management. With the completion of this new CLO, Primus Asset Management now manages two CLO’s. A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade Collateralized Swap Obligations or CSO’s on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees from third party entities for its investment management services on the five transactions totaling $1.6 billion of assets under management at December 31, 2007.

Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.

PRS Trading Strategies/Harrier

In January 2006, PRS Trading Strategies, LLC (‘‘PRS Trading Strategies’’) commenced operations to trade in a broad range of fixed income products, including credit default swaps, investment grade and high yield bonds, as well as leveraged loans. This was part of Primus Asset Management’s strategy to expand its asset management business. In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (‘‘Harrier’’), a Cayman Islands exempted limited partnership to enable it to more efficiently raise capital from third party investors. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of its subsidiary, PRS Trading Strategies to Harrier. Harrier traded in an expanded range of fixed income products, including credit swaps, total return swap on loan transactions, CDS Indices, leveraged loans and investment grade and non-investment grade securities.

During the fourth quarter of 2007, the Company decided to discontinue Harrier, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. See Management’s Discussion and Analysis of Financial Condition and Results of Operations section for further discussion.

Primus Guaranty (UK)

Primus Guaranty (UK), Ltd., or PGUK, was established in the fourth quarter of 2005 in London to provide a base of operations to support the expansion of the group’s business in Europe and elsewhere. PGUK supplies services to affiliated companies, including Primus Financial, that encompass marketing to counterparties and introducing other business opportunities. On January 9, 2008, PGUK was authorized by the United Kingdom’s Financial Services Authority.

Primus Re

Primus Re, Ltd., or Primus Re, is a Bermuda company registered as a Class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, or the Bermuda Insurance Act, and operates as a financial guaranty insurance company. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re was inactive during the year ended December 31, 2007. On December 31, 2006, the three-year financial guarantee insurance contracts written by Primus Re expired.

Investments and Investment Policy

Our cash balances have been primarily invested in high quality short-term securities and money-market instruments. Primus Financial has engaged an investment manager to assist in the management of its fixed income investment portfolio and a custodian to hold its securities portfolio. The operating guidelines limit Primus Financial’s investments primarily to United States government and agency securities, which mature within three years from purchase date. At December 31, 2007, Primus Financial’s investment portfolio had a duration of approximately 4 months.

Technology

We are dependent on our technology infrastructure to manage our business. Major systems include the Primus Trading System and Primus Financial’s capital models. Our technology is designed to provide risk management, rating agency compliance, financial and operational support for our credit swap portfolios and the third party CSO’s and CLO portfolios managed by Primus Asset Management. The technology platform was developed and is maintained by a third party software development company on our behalf; we retain all intellectual and proprietary rights to the system. The platform is programmed using industry standard and contemporary software tools. We have a business continuity plan that includes redundant power sources, fault tolerant hardware, backups and capabilities to reach our technology from multiple locations. Our security plan includes firewall protection, password controls, individual logins, audit log and user reviews.

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

Competition

The business of selling credit protection in the form of credit swaps is highly competitive. Major sellers of credit protection include banks, insurance companies and investment managers, including hedge funds. Competition is based on many factors, including the general reputation, service and perceived financial strength of the protection seller, the pricing of the credit swap protection (i.e., the premium to be paid by the protection buyer for the credit swap) and other terms and conditions of the credit swap.

Primus Financial is a CDPC that was formed to be a seller of credit protection. We believe Primus Financial is well positioned to compete in the credit swap market with its AAA/Aaa ratings and buy and hold strategy. During 2007, new CDPC’s were formed and we understand obtained AAA/Aaa credit ratings. At this time, we do not believe these CDPC’s will have any material impact on Primus Financial’s ability to compete in the credit protection market.

The market for asset management services is also highly competitive with low barriers to entry. Many participants in the asset management business are large financial institutions and asset management companies. Despite the greater asset base and size of these competitors, we believe Primus Asset Management is well positioned as a conservative asset manager.

Counterparty Credit Ratings

Ratings by independent rating agencies are an important factor in participating in the credit swap market and are important to our ability to sell credit swaps. S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (‘‘extremely strong’’) to ‘‘CC’’ (‘‘currently highly vulnerable’’). Moody’s maintains a letter scale rating system ranging from ‘‘Aaa’’ (‘‘exceptional’’) to ‘‘C’’ (‘‘lowest rated’’).

Primus Financial, as a swap counterparty, has been rated ‘‘AAA’’ (‘‘extremely strong’’) by S&P, which is the highest of twenty-one rating levels, and ‘‘Aaa’’ (‘‘exceptional’’) by Moody’s, which is also the highest of twenty-one rating levels. These ratings reflect S&P’s and Moody’s opinions of Primus Financial’s ability to pay a counterparty upon a defined credit event.

Capital

We have grown our capital resources over a number of years through the issuance of common equity and long-term debt by Primus Guaranty and from the issuance of long-term debt and perpetual preferred securities by Primus Financial. The cash derived from these issuances has been supplemented by the retention of cash earnings in the period since we have been in business.

Primus Debt and Preferred Securities Credit Ratings

Primus Financial issued $100 million of perpetual preferred securities on December 19, 2002. These preferred securities were placed into a Trust, which in turn issued money market custodial receipts in the auction rate market and have a A/A2 rating from S&P and Moody’s, respectively.

Primus Financial issued $75 million of subordinated deferrable interest notes on July 23, 2004, which mature in July 2034. These subordinated deferrable interest notes issued in the auction rate market, have a AAA/Aaa rating from S&P and Moody’s, respectively.

Primus Financial issued $125 million of subordinated deferrable interest notes on December 19, 2005, which mature in June 2021. These subordinated deferrable interest notes issued in the auction rate market, have a AA/Aa2 rating from S&P and Moody’s, respectively.

Primus Guaranty completed an offering of $125 million, 7% senior notes on December 27, 2006, which mature in December 2036. These senior notes have a BBB+/Baa1 senior debt rating from S&P and Moody’s, respectively and are quoted on the NYSE, under the symbol ‘‘PRD.’’

Beginning in August 2007, there was limited investor demand for our preferred securities and our subordinated deferrable interest notes issued in the auction rate market. As a result of the insufficient demand, the auctions did not clear and the rates on these preferred securities and deferrable notes were set at the maximum spread rates, as specified in the respective security agreements. These maximum rates are subject to increase if the credit ratings on these securities are downgraded.

Employees

As of December 31, 2007, we had 58 employees. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.

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

As required by Section 303A.12(a) of the New York Stock Exchange Corporate Government Standards, our Chief Executive Officer has filed the required certification.

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

As discussed in greater detail below under ‘‘—Passive Foreign Investment Companies’’ and ‘‘Taxation of Primus Guaranty and its Subsidiaries—United States Taxation—Primus Guaranty, Primus Bermuda, Primus Financial, PGUK, PRS Trading Strategies and Harrier,’’ subject to the limitations and caveats described below, we believe that (1) neither Primus Guaranty nor

Primus Bermuda should be treated as engaged in a trade or business within the United States and (2) Primus Guaranty and Primus Bermuda should be and continue to be passive foreign investment companies, or PFICs, for United States federal income tax purposes. This discussion assumes both of these conclusions, unless otherwise stated.

Passive Foreign Investment Companies.    Special and adverse United States federal income tax rules apply to shareholders who are direct or indirect owners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes ‘‘passive income’’ or 50% or more of its assets produce passive income. Various rules require that a foreign corporation look through its ownership interest in lower-tier subsidiaries in determining whether it satisfies the ‘‘asset’’ or the ‘‘income’’ test. Based on the operations, assets and income of our entire group, and in particular the operations, assets and income of Primus Financial, PRS Trading Strategies and Harrier, Primus Guaranty believes that both Primus Guaranty and Primus Bermuda should satisfy either or both of the ‘‘income’’ or ‘‘asset’’ tests and as a result should be and continue to be PFICs. If it were determined that Primus Financial’s activities with respect to credit swaps constituted a United States trade or business, Primus Guaranty and Primus Bermuda might as a result not be PFICs.

Holders of common shares are urged to consult with their tax advisors as to the tax consequences of holding shares directly and indirectly (in the case of Primus Bermuda) of PFICs and the possible advisability of electing to have each of Primus Guaranty and Primus Bermuda treated as a ‘‘qualified electing fund,’’ or QEF, or of making a mark-to-market election with respect to Primus Guaranty.

If Primus Guaranty and Primus Bermuda are treated as PFICs during your holding period and you have not made a QEF election or a mark-to-market election (as described below) with respect to each of Primus Guaranty and Primus Bermuda, you will be subject to the following adverse tax consequences. Upon a disposition of common shares of Primus Guaranty (or the sale of Primus Bermuda shares by Primus Guaranty), including, under certain circumstances, pursuant to an otherwise tax-free transaction, gain recognized by you would be allocated ratably over your holding period for the common shares. The amounts allocated to the taxable year of the sale or other exchange would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest marginal federal income tax rate in effect for individuals or corporations, as appropriate, and an interest charge would be imposed on the tax attributable to such allocated amounts. Further, any distribution in respect of common shares of Primus Guaranty (or to Primus Guaranty in respect of shares of Primus Bermuda) will be taxed as above if the amount of the distribution is more than 125% of the average distribution with respect to the common shares received by you (or by Primus Guaranty in the case of a distribution in respect of Primus Bermuda shares) during the preceding three years or your holding period, whichever is shorter. Distributions by a PFIC are not eligible for the reduced tax rate of 15% that applies to certain dividends paid to non-corporate United States shareholders.

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

Under the Internal Revenue Code of 1986, as amended, or the Code, a direct or indirect shareholder of a PFIC may elect to have the PFIC treated as a qualified electing fund with respect to such shareholder (a QEF election). If during your holding period you have always had a QEF election in effect for both Primus Guaranty and Primus Bermuda while they were PFICs, you will not be subject to the PFIC tax treatment described in the preceding paragraphs. Instead, you will be required to include in your income each year your pro rata share of their capital gain and ordinary earnings for that year, and any excess obtained with respect to the common shares by disposition is generally treated as capital gain. If you make the election, your basis in your PFIC shares will be increased by the earnings included in gross income and decreased by a distribution to the extent of previously taxed amounts. For this purpose, a corporation owning an interest in an entity which is a partnership for United States federal income tax purposes, such as Primus Bermuda owning an interest in Primus Financial, would be allocated the share of the capital gain and ordinary earnings of the partnership attributable to the interest it owns. Thus, if you make a QEF election with respect to Primus Bermuda, as well as Primus Guaranty, you will be required to include a portion of the capital gain and ordinary income of Primus Financial in your income. As a result, you may be subject to current tax based on the income of Primus Guaranty or Primus Bermuda without any distribution of cash to enable such tax to be paid. If you have made a QEF election for both Primus Guaranty and Primus Bermuda, you may elect to defer the payment of the tax on such income items, subject to an interest charge, until the corresponding amounts are distributed, or until you dispose of your common shares.

As discussed in more detail below, we have determined that the credit swaps sold by Primus Financial, and the credit swaps bought and sold by PRS Trading and Harrier, are best treated as the sale or purchase of options for United States federal income tax purposes. Accordingly, Primus Financial will recognize income or loss as a protection seller, and PRS Trading and Harrier will recognize income or loss as a protection seller or buyer, only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by each of Primus Financial, PRS Trading and Harrier of its credit swaps as options for United States federal income tax purposes, and we do not intend to seek a ruling from the Internal Revenue Service, or IRS, on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as the sale of options, the timing of the income recognized by Primus Financial could be accelerated, which would accelerate the inclusion of taxable income by you if you make QEF elections. In addition, because the option treatment adopted by Primus Financial for the tax treatment of credit swaps differs from the treatment used for financial accounting purposes, the amount of taxable income that you would include in a particular year as a result of a QEF election may differ significantly from, and in particular years may be significantly greater than, the amount that you would have included were taxable income calculated in the manner used for financial accounting purposes.

Primus Guaranty intends to comply, and to cause Primus Bermuda to comply, with all record-keeping, reporting and other requirements so that you may maintain a QEF election with respect to Primus Guaranty and Primus Bermuda. If you desire to make and maintain a QEF election, you may contact us for the PFIC annual information statement, which may be used to complete your annual QEF election filings. You may also obtain this information on our website at http://www.primusguaranty.com. You will need to rely on the information provided by us in the annual information statement in preparing your income tax filings.

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

Alternative Characterizations.    If Primus Guaranty and Primus Bermuda were not PFICs, distributions with respect to the common shares would be treated as ordinary dividend income to the extent of Primus Guaranty’s current or accumulated earnings and profits as determined for United States federal income tax purposes. Dividends paid by Primus Guaranty to United States corporations are not eligible for the dividends-received deduction and dividends paid on its common shares to non-corporate United States shareholders would be eligible for the reduced tax on dividends at a maximum rate of 15%, as our common shares are listed on the NYSE and therefore readily tradeable on an established securities market in the United States for purposes of Section 1(h)(11) of the Code. Distributions in excess of Primus Guaranty’s current and accumulated earnings and profits would first be applied to reduce your tax basis in the common shares, and any amounts distributed in excess of such tax basis would be treated as gain from the sale or exchange of the common shares.

If Primus Guaranty and Primus Bermuda were not PFICs, you would, upon the sale or exchange of common shares, generally recognize gain or loss for federal income tax purposes equal to the excess of the amount realized upon such sale or exchange over your federal income tax basis for such common shares. Such long-term capital gain is currently generally subject to a reduced rate of United States federal income tax if recognized by non-corporate United States holders, which rate is currently a maximum of 15% for years prior to 2011. Limitations apply to the deduction of capital losses.

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

United States Taxation

Primus Guaranty, Primus Bermuda, Primus Financial, PGUK, PRS Trading Strategies and Harrier.    Based on how Primus Guaranty and Primus Bermuda operate and will continue to operate their businesses, Primus Guaranty believes that Primus Guaranty and Primus Bermuda should not be treated as engaged in a trade or business within the United States. Primus Guaranty also believes that Primus Guaranty should not be treated as engaged in a United States trade or business through its ownership interest in PRS Trading Strategies or Harrier and that Primus Bermuda should not be treated as engaged in a United States trade or business through its ownership interest in PGUK or its indirect ownership interest in Primus Financial. In reaching this view, Primus Guaranty has concluded that, although the matter is not free from doubt and there is no governing authority on the point, Primus Financial’s activity of selling credit swaps, and PRS Trading Strategies’ and Harrier’s activity of buying and selling credit swaps, respectively, together with its other activities (including in the case of PRS Trading Strategies and Harrier, the acquisition, holding and disposition of direct or derivative interests in debt instruments), are best viewed as transactions in securities or commodities as an investor or trader (rather than as a dealer or as part of a financing business) for Primus Financial’s, PRS Trading Strategies’ and Harrier’s own account, respectively, in the United States under Section 864(b)(2) of the Code, and thus PRS Trading Strategies and Harrier (and thus Primus Guaranty, with respect to which PRS Trading Strategies and Harrier are disregarded entities for United States federal income tax purposes) and Primus Financial (and Primus Bermuda, as a non-United States partner in Primus Financial for United States federal income tax purposes) should not be viewed as engaged in a United States trade or business. In reaching this conclusion, Primus Guaranty is relying on statements by the IRS that taxpayers engaged in derivative transactions may take any reasonable position pending the adoption of final regulations regarding the treatment of derivative transactions for purposes of Section 864(b)(2) of the Code. These IRS statements do not have the force of Code provisions or adopted regulations and may be revoked or amended retroactively, subject only to review for abuse of discretion. Because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such determination, and the treatment in particular of credit swaps and Primus Financial’s, PRS Trading Strategies’ and Harrier’s current and anticipated activities is unsettled, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda, Primus Financial, PRS Trading Strategies or Harrier is engaged in a trade or business in the United States.

If the IRS successfully asserts that Primus Guaranty (either directly or through its interest in PRS Trading Strategies or its interest in Harrier) or Primus Bermuda (either directly or through its interest in Primus Financial or its interest in PGUK, which has elected to be treated as a disregarded entity, or branch, of Primus Bermuda for United States federal income tax purposes) is engaged in a trade or business in the United States, it will be subject to United States federal income tax, as well as, potentially, the branch profits tax, on its net income that is effectively connected with the conduct of the trade or business, unless the corporation is entitled to relief under an income tax treaty. Such income tax would be imposed on effectively connected net income, which is computed in a manner generally analogous to that applied to the net income of a domestic corporation. However, if a foreign corporation does not timely file a United States federal income tax return, even if its failure to do so is based upon a good faith determination that it was not engaged in a trade or business in the United States, it is not entitled to deductions and credits allocable to its effectively connected income. Moreover, penalties may be assessed for failure to file such tax returns. Primus Guaranty and Primus Bermuda file ‘‘protective’’ United States federal income tax returns so that if they are held to be engaged in a trade or business in the United States, they would be allowed to deduct expenses and utilize credits allocable to income determined to be effectively connected with such trade or business and would not be subject to a failure to file penalty.

The maximum United States corporate income tax rate currently is 35% for a corporation’s effectively connected net income. In addition, if Primus Financial is found to be engaged in a United States trade or business, as a partnership for United States federal income tax purposes, it will be required to perform United States federal income tax withholding, at the rate of 35%, in respect of Primus Bermuda’s allocable share of Primus Financial’s income that is effectively connected with such United States trade or business under Section 1446 of the Code, regardless of whether distributions are actually made by Primus Financial to Primus Bermuda or Primus Group Holdings. In such a circumstance, Primus Bermuda, will be entitled to credit any such withholding tax against its liability for United States federal income tax.

The United States branch profits tax rate currently is 30%, subject to reduction by applicable tax treaties. The branch profits tax, which is based on net income after subtracting the regular corporate tax and making certain other adjustments, is imposed on the amount of net income deemed to have been withdrawn from the United States. If Primus Financial, or PRS Trading Strategies or Harrier, is found to be engaged in a United States trade or business, and as a result the United States branch profits tax applies to Primus Bermuda, or Primus Guaranty, the branch profits tax may be imposed at a rate of 30%.

As discussed above, we have determined that the credit swaps sold by Primus Financial, and bought and sold by PRS Trading Strategies and Harrier, are best treated as the sale (or purchase, in the case of PRS Trading Strategies and Harrier) of options for United States federal income tax purposes, such that Primus Financial, PRS Trading Strategies and Harrier will recognize income or loss as a protection seller or buyer only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by each of Primus Financial, PRS Trading Strategies and Harrier of its credit swaps as options for United States federal income tax purposes. We do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial, PRS Trading Strategies and Harrier. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial, PRS Trading Strategies and Harrier, and other characterizations that would have adverse tax consequences for Primus Financial, PRS Trading Strategies and Harrier. If the IRS were to assert successfully that the credit swaps sold by Primus Financial, and bought and sold by PRS Trading Strategies and Harrier, should be treated other than as an option, (i) the timing of the income recognized by Primus Financial, PRS Trading Strategies and Harrier could be accelerated,

(ii) the character of this income could be altered and (iii) Primus Bermuda and Primus Guaranty, as non-United States persons, could be subject to United States income or withholding tax at the rate of 30% on its FDAP income (discussed below). In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) and Primus Guaranty (through its investment in PRS Trading Strategies or Harrier) found to be engaged in a United States trade or business, Primus Bermuda’s and Primus Guaranty’s recognition of taxable income would be accelerated.

A foreign corporation not engaged in a trade or business in the United States is generally subject to United States income tax at the rate of 30% on its ‘‘fixed or determinable annual or periodic gains, profits and income,’’ or FDAP income, derived from sources within the United States (for example, dividends and certain interest income). Thus, even if Primus Guaranty and Primus Bermuda are not engaged in a trade or business in the United States, they could be subject to the 30% tax on certain FDAP income, depending upon the types of instruments in which they invest. Premium income from credit swap sales does not constitute FDAP income, assuming as discussed above that the credit swaps sold by Primus Financial, PRS Trading Strategies and Harrier are treated as the sale of options for United States federal income tax purposes.

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

Primus Asset Management.    Primus Asset Management is a United States corporation which owns 100% of the shares of Primus Re and is owned by Primus Bermuda through Primus Group Holdings, a disregarded entity for United States federal income tax purposes. Primus Asset Management is expected to be subject to United States federal income tax on a net basis on its income. At present the principal activity of Primus Asset Management is providing management services to Primus Guaranty and its subsidiaries, principally Primus Financial, under a services agreement. Beginning in 2004, Primus Asset Management has entered into agreements to act as a portfolio manager for third parties.

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

Item 1A.    Risk Factors

Risks Related to our Business and Operations

We are experiencing unusual conditions in the global credit markets which create a greater level of risk to our business.

Currently, we are experiencing very unusual conditions in the global credit markets. These conditions are characterized by greater volatility, less liquidity, wider credit spreads, a lack of price transparency and a flight to quality among others. Initially, these conditions were triggered by deteriorating conditions in the subprime mortgage market including higher than expected delinquencies. This has now spread beyond the subprime mortgage market to a broader market contagion impacting a number of financial markets, global financial institutions and certain rating dependent investment vehicles. The deteriorating market environment has resulted in significant reductions in the market values of several asset classes and changes in the criteria applied by the rating agencies in determining expected losses for certain asset classes, particularly asset-backed securities referencing subprime mortgages. A number of financial institutions have been forced to raise large amounts of new capital at very expensive levels. Additionally, a number of financial institutions and financial guaranty companies have experienced rating downgrades with a negative outlook. The market illiquidity and unwillingness of investors to make investments in certain short-term debt instruments has resulted in the liquidation of certain ratings dependent market value investment companies, particularly structured investment vehicles. It is difficult to predict how long these conditions may continue. If these conditions persist or worsen during the remainder of 2008, the company may face a very challenging business environment in terms of the potential for higher risk of default by reference entities, our ability to grow our business, raise capital or access counterparty capacity.

General economic and market factors may materially adversely affect our loss experience, the demand for our services and our financial results.

In addition to the risks presented by the current conditions in the global credit markets, we could incur losses due to adverse changes in overall economic and market conditions. Changes in these conditions may include extended economic downturns, business failures, interest rate changes or volatility, credit spread volatility, capital markets volatility or changes in investor or counterparty perception about the value of credit derivatives or the credit markets in general, or a combination of any of such factors. Further, the market for the sale of credit protection using credit default swaps and, consequently, related premiums are affected by a number of economic and market factors not within our control. The occurrence of credit events with respect to Reference Entities, such as bankruptcy or the failure to pay indebtedness, for instance, may be caused by cyclicality of the economy, in general, or cyclicality within the industry or geographic location of the Reference Entity.

The failure to manage effectively the risk of credit losses could have a material adverse effect on our financial condition, results of operations and credit ratings.

We cannot assure you that any of the loss mitigation methods we use in managing our credit swap portfolio will be effective. If, for example, multiple credit defaults or other defined credit events that exceed our expectations occur within a short time period, the payments we would be required to make under the related credit swaps could materially and adversely affect our financial condition, results of operations and credit ratings. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity, our ability to limit our losses, through hedging or terminating the credit swap, before a default or other defined credit event actually occurs could be limited by conditions of inadequate liquidity in the credit swap market or conditions which render terminations or hedging economically impractical. As we assume other types of exposure, such as credit swaps referencing obligations of Reference Entities that are below investment grade and credit swaps on ABS, we may not have access to the same or similar loss limitation methods. There can be no assurance that we will be able to manage higher risks of credit losses effectively or that any of our loss mitigation methods will be effective in any of these new areas. On January 30, 2008, Primus Financial experienced a defined credit event for credit swaps sold on ABS, due to a downgrade to CCC (S&P) or below of the underlying ABS securities. See Subsequent Event—2008 caption in the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section for further discussion.

Primus Financial’s operating guidelines and S&P’s and Moody’s capital requirements are subject to change and may limit our growth. Additionally, a decline in our current counterparty credit ratings from S&P and Moody’s would likely have a material adverse impact on our credit swap business and cause our revenues and earnings to decrease.

Primus Financial has ‘‘AAA’’ and ‘‘Aaa’’ counterparty ratings from S&P and Moody’s respectively. These ratings are crucial in supporting the growth of Primus Financial’s business. In order to obtain and maintain its counterparty credit ratings, Primus Financial has adopted operating guidelines, the terms of which have been agreed upon with S&P and Moody’s. We cannot assure you that S&P and Moody’s will not require changes to Primus Financial’s operating guidelines or that, if such changes are made, Primus Financial will be able to comply with them. For example, if S&P or Moody’s were to require Primus Financial to maintain additional capital to retain its AAA/Aaa ratings, we cannot be certain that we could raise additional capital when needed. Moreover, if Primus Financial suffers losses to such an extent that it is not in compliance with the capital criteria of its operating guidelines and it is not able to cure the capital deficiency in a timely manner, its operating guidelines require it to cease entering into new credit swaps (except for limited hedging transactions, as described in the operating guidelines). If the foregoing occurs, S&P or Moody’s could reduce or withdraw their ‘‘AAA/Aaa’’ credit ratings of Primus Financial which, in turn, would likely have a material adverse effect on our credit swap business and our financial performance.

We may require additional capital in the future which may not be available on favorable terms or at all.

If we require additional capital, we may need to raise funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Further, rating agencies could change their criteria relating to the ratings of debt instruments making it extremely difficult for us to raise capital at an economically feasible cost. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected. Our ability to raise capital is highly dependent upon the conditions of the capital markets among other things. The current credit market contagion has adversely impacted the capital markets, there is no assurance that we will be able to raise additional capital in the immediate future.

We are dependent upon counterparties’ perception of our creditworthiness and their willingness to transact with us.

In establishing relationships, Primus Financial’s counterparties generally analyze our financial condition prior to entering into a credit swap, establish credit limits, and monitor the appropriateness of these limits on an ongoing basis in order to limit their risk that Primus Financial will not be able to meet its obligations. Once a counterparty reaches its credit exposure limit to Primus Financial, the counterparty will likely not enter into any additional transactions with Primus Financial until the counterparty’s credit limit is increased. In the event these counterparty credit limits are not increased or decrease as credit swaps between Primus Financial and the counterparty runoff and are not replaced, our financial performance could suffer. The growth of our credit protection business will be materially impacted if we cannot maintain and increase the lines of credit with our existing counterparties or increase the number of counterparties willing to contract with us, or a combination of both. In the future, additional counterparties may require collateral to be posted, which may restrict the number of counterparties available to Primus Financial.

In addition, while there are buyers of credit swaps, such as our existing counterparties, that do not require us to post collateral, there are some buyers, including a small number of the leading participants in the credit swap market, that require even the highest rated counterparties from which they purchase credit swaps to post collateral. Under its operating guidelines, Primus Financial cannot enter into credit swaps with any counterparty that would require it to post collateral nor can it provide any ratings triggers, which upon a downgrade would provide for collateral. There is no assurance that, in the future, counterparties will require collateral, thereby limiting, the counterparties available to us.

We face risks in our credit protection business from our credit swaps sold on financial intermediaries, brokers/dealers/investment houses and insurance companies.

At December 31, 2007, 13.3% of our single name credit swap portfolio in notional amounts references financial intermediaries; 2.6% references brokers/dealers/investment houses and 9.6% references insurance companies. In aggregate, these reference entities represented 25.5% in notional amounts of our total single name credit swap portfolio. As part of our portfolio of credit swaps referencing insurance companies we have sold protection on five financial guaranty companies in a total aggregate notional amount of approximately $501 million. In the current market contagion a number of the reference entities are under ratings pressure and have had to raise significant amounts of new capital. We also have exposure to a number of financial intermediaries and banks as counterparties to our credit swap agreements. If these sectors continue to suffer in the midst of the global credit crisis, we may sustain losses if credit events occur.

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

Our financial results depend to a significant degree upon the premiums that we receive on credit swaps in our portfolio. Historically, these premiums are agreed upon at origination of the swap and generally reflect the market credit swap premium levels prevalent at the time the swap is written. Market premium levels are a function of a variety of factors that we do not control, including changes in the overall economy, supply and demand conditions in the credit swap market and other factors affecting the corporate credit markets in general. In addition, there can be no assurance that the credit swap market will continue to grow as it has historically, or at all, or that it will not decline. Any such decline could have a material adverse effect on our business and financial condition.

Variations in market credit swap premium levels could cause our U.S. GAAP earnings to be volatile.

Any event causing market credit swap premium levels to widen or tighten significantly on underlying Reference Entities in our portfolio will affect the fair value of related credit swaps and may increase the volatility of our financial results reported under U.S. generally accepted accounting principles, or U.S. GAAP. In accordance with U.S. GAAP, we are required to report credit swaps at their fair value, with changes in fair value during periods recorded as unrealized gains or losses in our consolidated statements of operations. The principal determinant of the fair value of a credit swap is the prevailing market premium associated with the underlying Reference Entity at the time the valuation is derived. Generally, valuations for our credit swaps in our portfolio rely upon market pricing quotations from dealers and third party pricing providers. We cannot assure there will be a broadly based and liquid market to provide reliable market quotations in the future, particularly in circumstances where there is abnormal volatility or lack of liquidity in the market. Common events that may cause our credit swap premiums to fluctuate include changes in national or regional economic conditions, industry cyclicality, credit events within an industry, changes in a Reference Entity’s operating results, credit rating, cost of funds, management or any other factors leading investors to revise expectations about a Reference Entity’s ability to pay principal and interest on its debt obligations when due. Volatility in our reported U.S. GAAP earnings may cause our share price to fluctuate significantly.

Certain of our principal shareholders have the ability to exercise significant influence on our business.

At December 31, 2007, our principal shareholders (by which we mean those institutions that owned shares prior to our initial public offering in October 2004), directors and executive officers and entities affiliated with them own approximately 49% of our outstanding common shares. As a result, these shareholders, collectively, are able to significantly influence the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. We cannot assure you that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.

The commercial and investment activities of some of our principal shareholders may compete with our business.

Certain of our principal shareholders or their affiliates engage in commercial activities and enter into transactions or agreements with us or in direct or indirect competition with us. Some of our principal shareholders or their affiliates may in the future sponsor other entities engaged in the credit swap business or asset management business, some of which may compete with us. Certain of our shareholders and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us. Our shareholders may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our principal shareholders continue to own a significant amount of our outstanding common shares, they will continue to be able to influence strongly or effectively control our business decisions.

We do not intend to pay cash dividends on our common shares for the foreseeable future.

We do not intend to pay cash dividends on our common shares for the foreseeable future. Currently we retain all available funds for use in the operation and expansion of our business.

Additionally, we are a holding company with no operations or significant assets other than our ownership of all of our subsidiaries. There are certain restrictions on Primus Financial contained in its operating guidelines, which may affect its ability to pay dividends in future years. Further, the payment of dividends and making of distributions by each of Primus Guaranty, Primus Bermuda and Primus Re is limited under Bermuda law and regulations. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

We may not be able to continue to compete in the credit swap market.

The credit swap market is highly competitive. We face competition from providers of similar products, including credit swap dealers of commercial and investment banks. Many of these competitors are more established, have substantially greater resources than we do and have established ongoing relationships with market participants giving them ready and better access to the credit swap marketplace. In addition, while there are significant business obstacles to overcome in establishing a similar enterprise to ours, there are currently no regulatory impediments for any new entrants to the credit swap market. As new participants enter the credit swap market, competition may intensify. While we believe we have a number of competitive advantages over new entrants, there can be no assurance that increased competition will not have a material adverse effect on our business and financial condition.

We may fail to execute our strategy in our newer lines of business, which could impair our future financial results.

Since our initial public offering, we have added a number of new lines of business, including writing credit swaps with respect to ABS, participating in warehouse loan financing arrangements with respect to CLO transactions under our management and managing portfolios of various debt obligations including, among others, leveraged loans and high yield debt securities.

We, through Primus Financial sell credit swaps referencing ABS. ABS is a relatively new asset class for us and our experience with issuing credit default swaps against this type of fixed income security is therefore limited. Although we intend to issue credit swaps against investment grade ABS, an investment grade rating of an ABS does not guarantee that defaults and other credit events will not occur. Some of the loans collateralizing the ABS may be sub-prime mortgages, second lien mortgages or other loans that do not conform to the standards of the Federal National Mortgage Association, or Fannie Mae, the primary purchaser of residential mortgage obligations. If defaults or downgrades, were to occur with respect to the underlying reference bonds, such bonds may not be readily marketable. Moreover, credit swaps on ABS, unlike our credit swaps on corporate reference entities, include a credit event trigger based on a ratings downgrade on the underlying reference bond to CCC or below. Accordingly, in our ABS portfolios, there is an additional risk of a credit event to us, as a result of a credit rating downgrade.

In recent months there have been reports of significant increases in the default level of sub-prime and second lien mortgage loans. ABS require a different type of credit analysis, and present different types of credit risk than do the corporate debt obligations. If we fail to evaluate properly the risks posed by ABS on which we issue credit default swaps, we may incur losses which, if significant, could have a material adverse effect on our consolidated results of operations. See Subsequent Event-2008 caption in the section ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for further discussion.

There can be no assurance that our diversification strategy will be effective or profitable.

We plan to further diversify through the development and marketing of ancillary businesses, such as asset management and, in select instances, potentially by acquisition. Each new business line may require the investment of additional capital and the significant involvement of our senior management to acquire or develop a new line of business and integrate it with our operations which would potentially place a strain on our management, other personnel, resources and systems. As a result, our business and results of operations could be materially and adversely affected. We may experience delays, regulatory impediments and other complications in implementing our diversification strategy that could reduce our profitability and ultimately cause the strategy to fail. Some of these complications may include obtaining rating agency approvals and required licenses and registrations, adapting our technology platform, hiring personnel and raising capital. There is no assurance that we will accurately anticipate resource requirements. The expansion of our asset management business may require working capital as we build teams of portfolio managers, and supporting resources, prior to receipt of asset management fees. Also, we may be expected to co-invest in vehicles we manage, possibly in a junior or first loss position, and the capital so invested may be exposed to the risk of significant losses if the vehicles perform poorly. The growth of our asset management business is highly dependent on investor demand, marketing considerations and pricing considerations, which are beyond our control. Accordingly, we can give no assurances regarding the levels of anticipated transactions. In addition if we produce poor performance on our asset management business, our management agreements could be terminated.

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

Our share price may fall below the minimum share price requirements of the NYSE

Our common shares have been trading between $7.06 and $3.64 per share since the beginning of 2008. For as long as our share price remains below $5.00 per share, our common shares will not be marginable, which may reduce the liquidity of our common shares. Many institutional investors will not invest in companies whose common shares trade at less than $5.00 per share, meaning that there may be less demand for our shares as long as the trading price of our common shares remains below $5.00. This could result in further decreases in our share price. In addition, if our share price falls below the required $1.00 minimum share price requirement for stock listed on the New York Stock Exchange, or NYSE, or we fail to satisfy any other listing requirements, our common shares could be delisted from the NYSE.

We are exposed to significant credit market risk related to changes in foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.

We transact credit swaps denominated in both U.S. dollars and euros. Approximately 33% of our total credit swap portfolio of $23 billion (in notional amount) at December 31, 2007, was denominated in euros. The notional principal of the credit swap is denominated in euros and the premiums are payable in euros, therefore our credit exposure is affected by changes in the foreign exchange rate between euros and U.S. dollars. We translate euros into U.S. dollars at the current market foreign exchange rates for the purpose of recognizing credit swap premium income and the computation of fair values in our consolidated statements of operations. Changes in the exchange between euros and U.S. dollars may have an adverse affect on the fair value of credit swaps and our premium income in our consolidated statements of operations. Foreign exchange rate risk is reviewed as part of our risk management process. We do not hedge against foreign exchange rate risk.

We are highly dependent on information systems and third party service providers.

Our businesses are highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our business activities and our ongoing credit analysis and risk management assessments. This could have a material adverse effect on our operating results.

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

We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Guaranty’s ownership interest in PRS Trading Strategies (which for U.S. federal income tax purposes is treated as a disregarded entity, or branch, of Primus Guaranty), Primus Guaranty’s ownership interest in Harrier (which, for U.S. federal income tax purposes will be treated as a disregarded entity, or branch, of Primus Guaranty), Primus Bermuda’s indirect ownership interest in Primus Financial (which, for U.S. federal income tax purposes, is treated as a partnership interest), and Primus Bermuda’s ownership interest in PGUK (which for U.S. federal income tax purposes is treated as a disregarded entity, or branch, of Primus Bermuda), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the United States for U.S. federal income tax purposes. Consequently, we do not expect to pay U.S. corporate income or branch profits tax on Primus Financial’s, PRS Trading Strategies’, Harrier’s or PGUK’s income.

However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is fact-based and there are no definitive standards for making such a determination, there can be no assurance that the IRS, will not contend successfully that Primus Guaranty, Primus Bermuda, Primus Financial, PRS Trading Strategies, Harrier or PGUK are engaged in a trade or business in the United States. The maximum combined rate of U.S. corporate federal, state and local income tax that could apply to Primus Financial, Primus Bermuda, Primus Guaranty, PRS Trading Strategies, Harrier or PGUK, were they found to be engaged in a United States business in New York City and subject to income tax, is currently approximately 46%. This combined income tax rate does not include U.S. branch profits tax that would be imposed on Primus Bermuda, were Primus Financial or PGUK, found to be engaged in a U.S. business and deemed to be making distributions to Primus Bermuda, or that would be imposed on Primus Guaranty were PRS Trading Strategies or Harrier found to be engaged in a U.S. business and deemed to be making distributions to Primus Guaranty. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed. Primus Guaranty and certain of its subsidiaries are currently undergoing federal tax audits, but no audit has yet been completed.

If the IRS successfully challenges the treatment Primus Financial, PRS Trading Strategies and Harrier have adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial, PRS Trading Strategies and Harrier could be adversely affected.

Consistent with its treatment of the credit swaps sold by Primus Financial, and bought and sold by PRS Trading Strategies and Harrier, as the sale (or purchase, in the case of PRS Trading Strategies and Harrier) of options for United States federal income tax purposes, we have determined that in general Primus Financial, PRS Trading Strategies and Harrier will recognize income or loss as a protection seller or buyer only upon occurrence of a credit event under or termination of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial, PRS Trading Strategies and Harrier of its credit swaps as options for United States federal income tax purposes, and we do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the United States Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial, PRS Trading Strategies and Harrier. Certain proposals under discussion could be inconsistent with the tax treatment adopted by Primus Financial, PRS Trading Strategies and Harrier. If the IRS were to assert successfully that the credit swaps sold by Primus Financial, and bought and sold by PRS Trading Strategies and Harrier, should be treated differently or these proposals were adopted, (1) the timing of the income recognized by Primus Financial, PRS Trading Strategies and Harrier could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda and Primus Guaranty, as non-United States persons, could be subject to United States income tax, or withholding tax at the rate of 30%. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) and Primus Guaranty (through its investment in PRS Trading Strategies or Harrier) found to be engaged in a United States trade or business, Primus Bermuda’s and Primus Guaranty’s recognition of taxable income would be accelerated.

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

The Organization for Economic Cooperation and Development and the European Union considerations.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launches a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated June 26, 2000, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Primus Financial currently occupies approximately 17,500 square feet in New York, New York under a lease that expires in 2016. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. We do not lease or own real property in Bermuda. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate any foreseeable expansion of our operations.

Item 3.    Legal Proceedings

In the ordinary course of operating our business, we may encounter litigation from time to time. However, we are not party to nor are we currently aware of any material pending or threatened litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2007.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NYSE under the symbol ‘‘PRS.’’ The following table sets forth, for the indicated periods, the high, low and closing sales prices of our common shares in U.S. dollars, as reported on the NYSE:

Year ended December 31, 2007	High	Low	Close
First Quarter	$12.92	$10.69	$12.30
Second Quarter	$12.96	$10.65	$10.72
Third Quarter	$11.30	$7.36	$10.52
Fourth Quarter	$11.55	$5.51	$7.01
Year ended December 31, 2006	High	Low	Close
First Quarter	$13.78	$10.80	$11.15
Second Quarter	$14.00	$9.71	$11.10
Third Quarter	$12.21	$10.22	$12.11
Fourth Quarter	$12.25	$10.91	$11.55

Shareholder Information

As of March 3, 2008, 45,123,869 common shares were issued and outstanding, and held by approximately 62 shareholders of record. As of March 3, 2008, the closing share price of our common shares was $4.22.

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

Performance Graph

Set forth below is a performance graph comparing the cumulative total shareholder return through December 31, 2007 on the Company’s common shares against the cumulative return of the S&P Small Cap 600 Index and Russell 1000 Financial Sector, assuming an investment of $100 on September 30, 2004.

	Cumulative Total Return
	9/30/04	12/31/04	12/31/05	12/31/06	12/31/07
Primus Guaranty, Ltd	$100.00	$121.42	$96.67	$85.55	$51.92
S&P Small Cap 600 Index	$100.00	$113.01	$121.69	$140.09	$139.29
Russell 1000 Financial Sector	$100.00	$109.10	$116.48	$138.22	$114.93

Item 6.	Selected Financial Data

The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data for years ended December 31, 2007, 2006, 2005, 2004 and 2003 from our consolidated financial statements, which have been prepared in accordance with U.S. GAAP, and audited by Ernst & Young LLP. The following information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Consolidated Statement of Operations:
Revenues:
Net credit swap revenue (loss)(1)	$(535,064)	$116,083	$23,106	$47,729	$103,326
Premiums earned on financial guarantees	—	400	405	395	—
Asset management and advisory fees	3,481	1,263	190	15	—
Interest income	41,847	28,374	16,047	4,850	2,617
Other trading revenue	(2,689)	1,770	—	—	—
Foreign currency revaluation income (loss)	(107)	(26)	(1,546)	726	—
Other income	—	—	—	40	107
Total revenues (losses)	$(492,532)	$147,864	$38,202	$53,755	$106,050
Expenses:
Compensation and employee benefits	$22,450	$21,512	$15,935	$17,801	$11,701
Interest expense	20,729	10,849	2,660	881	—
Other expenses	20,210	14,887	11,613	9,204	14,196
Total expenses	$63,389	$47,248	$30,208	$27,886	$25,897
Distributions on preferred securities of subsidiary	$7,568	$5,683	$3,865	$2,138	$1,854
Income (loss) before provision (benefit) for income taxes	$(563,489)	$94,933	$4,129	$23,731	$78,299
Provision (benefit) for income tax	52	42	46	46	(172)
Net income (loss)	$(563,541)	$94,891	$4,083	$23,685	$78,471
Basic earnings (loss) per share	$(12.58)	$2.19	$0.09	$1.44	$31.18
Diluted earnings (loss) per share	$(12.58)	$2.13	$0.09	$0.59	$2.33
Weighted average number of common shares outstanding:
Basic	44,808	43,306	43,150	16,486	2,517
Diluted	44,808	44,472	44,645	40,256	33,737

(1)	Net credit swap revenue consists of the following:

Net premiums earned	$84,771	$69,408	$52,705	$42,475	$38,958
Net realized gains (losses) on credit swaps	(5,190)	(1,769)	(5,162)	5,522	17,629
Net unrealized gains (losses) on credit swaps	(614,645)	48,444	(24,437)	(268)	46,739
Total net credit swap revenue (loss)	$(535,064)	$116,083	$23,106	$47,729	$103,326

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Assets
Cash and cash equivalents	$242,665	$204,428	$69,355	$320,989	$257,967
Available-for-sale investments	617,631	584,911	560,147	161,101	3,968
Unrealized gain on swaps, at fair value	606	73,330	25,342	46,517	46,594
Fixed assets and software costs, net	5,036	5,510	4,993	6,097	7,124
Other assets	22,708	34,289	13,245	8,014	5,776
Total assets	$888,646	$902,468	$673,082	$542,718	$321,429
Liabilities and shareholders’ equity
Unrealized loss on swaps, at fair value	$544,731	$2,931	$3,521	$259	$68
Long-term debt	325,904	325,000	200,000	75,000	—
Other liabilities	12,952	13,925	9,189	7,941	8,002
Total liabilities	$883,587	$341,856	$212,710	$83,200	$8,070
Preferred securities of subsidiary	$98,521	$98,521	$98,521	$98,521	$98,521
Shareholders’ equity (deficit)
Common shares	$3,603	$3,470	$3,454	$3,422	$230
Additional paid-in-capital	280,224	269,420	265,966	264,973	1,325
Convertible preferred shares	—	—	—	—	143,908
Warrants	—	612	612	612	1,070
Accumulated other comprehensive loss	(4,712)	(2,375)	(4,254)	—	—
Retained earnings (deficit)	(372,577)	190,964	96,073	91,990	68,305
Total shareholders’ equity (deficit)	$(93,462)	$462,091	$361,851	$360,997	$214,838
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$888,646	$902,468	$673,082	$542,718	$321,429
Per Share Data:
Book value per share(1)	$(2.08)	$10.65	$8.38	$8.44	$82.63

(1)	Book value per share is based on total shareholders’ equity divided by basic common shares outstanding. For 2003, book value per share is based on 2.6 million common shares outstanding, which is prior to our IPO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Primus Guaranty, Ltd. is a holding company that was incorporated in Bermuda in 1998 and conducts business through several operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC, or Primus Financial a Credit Derivatives Product Company (‘‘CDPC’’) with AAA/Aaa counterparty ratings by Standard & Poor’s Ratings Group, or S&P, and Moody’s Investors Service, Inc., or Moody’s, respectively. Primus Asset Management, Inc., or Primus Asset Management, one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities.

Primus Financial

Primus Financial Products is a CDPC with AAA/Aaa (S&P/Moody’s) ratings. It is a seller of credit swaps to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium Primus Financial agrees, upon the occurrence of a default or other defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Credit swaps related to a single specified Reference Entity are referred to as ‘‘single name credit swaps.’’ Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries, countries and rating grades.

Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as ‘‘tranches’’ and sells credit swaps referencing residential mortgage-backed securities, which are referred to as ABS. Defined credit events related to ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC (S&P) or below of the reference obligation.

At December 31, 2007, Primus Financial’s combined portfolio of credit swaps totaled $23.0 billion, which includes $18.2 billion of single name credit swaps, $4.7 billion of tranches and $80.0 million of credit swaps on ABS.

Primus Asset Management

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. On July 10, 2007, the offering of Primus CLO II, Ltd on behalf of third parties was completed. Primus Asset Management added approximately $400 million to its existing assets under management. With the completion of this new CLO, Primus Asset Management now manages two CLO’s. A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade Collateralized Swap Obligations, or CSO’s on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees from third party entities for its investment management services on the five transactions totaling $1.6 billion of assets under management at December 31, 2007.

Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.

PRS Trading/Harrier

In January 2006, PRS Trading Strategies, LLC (‘‘PRS Trading Strategies’’) commenced operations to trade in a broad range of fixed income products, including credit default swaps, investment grade and high yield bonds, as well as leveraged loans. This was part of Primus Asset Management’s strategy to expand its asset management business. In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (‘‘Harrier’’), a Cayman Islands exempted limited partnership to enable it to more efficiently raise capital from third party investors. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of its subsidiary, PRS Trading Strategies to Harrier. Harrier traded in an expanded range of fixed income products, including credit swaps, total return swaps on loan transactions, CDS Indices, leveraged loans and investment grade and non-investment grade securities.

During the fourth quarter of 2007, the Company decided to discontinue Harrier, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. As a result of this decision, in the fourth quarter of 2007, the Company recorded restructuring costs of $3.0 million. Of the total restructuring costs, approximately $2.2 million was in connection with the write-off of certain software and technology assets and approximately $0.8 million related to net employee termination benefits.

Net Credit Swap Revenues (Losses)

During 2007, we experienced widening of market credit swap premium levels, which resulted in a decline in the fair value of our credit swap sold. Accordingly, we recorded significant net credit swap losses, which negatively impacted our U.S. GAAP results. We have observed a similar trend of widening market credit swap premium levels into 2008. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

Net credit swap revenue in our consolidated statements of operations, comprises the premiums earned and expensed on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Net credit swap revenue was earned by both Primus Financial and Harrier. Although both companies earned net credit swap revenue, the strategies of the two companies were different. Primus Financial generally sells credit swaps in order to earn premium income over the tenor of the contract, generally five years, whereas Harrier engaged in the active buying and selling of credit swaps and generally would only hold positions for a limited portion of the swap’s full tenor. We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income.

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

Primus Financial and Harrier each enters into valid ISDA Master Agreement with their counterparties and each entity aggregates their respective transactions on a counterparty basis for presentation on the Company’s consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value, in our consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value, in our consolidated statements of financial condition.

As a general rule, when Primus Financial sells credit swaps, it is our intention to maintain the transaction until maturity. However, there are two sets of circumstances in which we could elect to terminate transactions prior to maturity, and we monitor our portfolio on a continuing basis to assess whether those circumstances are present. Terminations of credit swaps prior to maturity may generate realized gains or losses.

First, whenever we receive new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, we consider the possibility of terminating the transaction, usually at a loss, to avoid a larger loss that could result if the credit swap were to remain in place until a defined credit event occurs. The principal factor that governs our decision regarding termination in these circumstances is whether we believe that the underlying risk has become substantially greater than the level of risk we would choose to assume in entering into a new sale of credit swaps. Since inception, we have terminated due to credit considerations less than 2% of the notional amount of credit swaps sold.

Second, we may elect to terminate a transaction for reasons other than credit considerations. Terminations of this type may generate realized gains or losses. In making a decision to terminate a transaction for reasons other than credit considerations, we consider a number of different factors, including our view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a short time horizon, the total size of our portfolio in relation to our capital and the total size of our swap positions and exposures with a particular counterparty. We refer to terminations effected under these circumstances as ‘‘resizing’’ or ‘‘rebalancing’’. Since inception, we have terminated less than 9% of the notional amount of credit swaps sold, based on resizing or rebalancing considerations.

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

Interest Income

The Company earned interest income on its cash and cash equivalents, available-for-sale investments, which include U.S. government agency obligations, the Company’s investment in CLO’s and trading account assets, which included corporate and sovereign bonds.

Other trading revenue (loss)

Other trading revenue (loss) is comprised of the net trading gains or losses from Harrier/PRS Trading. Other trading revenue (loss) includes the realized and unrealized gains or losses on total return swaps on loan transactions, corporate and sovereign bonds and the net interest earned on the total return swaps and from the loans in the warehousing period.

CLO Transactions

Primus Asset Management currently manages two CLO transactions, which are discussed below:

Primus CLO I, Ltd.

On December 19, 2006, the offering of Primus CLO I, Ltd (‘‘CLO I’’, a special purpose entity or SPE) closed. Upon closing, Primus Asset Management added approximately $400 million to its assets under management and is acting as collateral manager of CLO I. Under the terms of the collateral management agreement of CLO I, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. The Company has invested $6.5 million for a 25% interest in the Subordinated Notes of CLO I. The Company’s ultimate exposure to loss in CLO I is limited to the $6.5 million of its investment in CLO I. During 2007, the Company received a cash return of approximately $1.0 million on its investment in CLO I. The Company has determined, that it does not have to consolidate the SPE in the Company’s financial statements. At December 31, 2007 and 2006, the fair value of the Company’s investment in CLO I was $4.4 million and $6.4 million, respectively. Based on the Company’s evaluation, it does not consider its investment in CLO I to be other-than-temporarily impaired at December 31, 2007 and 2006.

Primus CLO II, Ltd.

On July 10, 2007, the offering, Primus CLO II, Ltd. (‘‘CLO II’’) closed and Primus Asset Management has added approximately $400 million to its existing assets under management. Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and monitoring the underlying collateral, subject to the terms of the agreement. The Company has invested $7.9 million or a 25% interest in the Subordinated Notes of CLO II. The Company’s ultimate exposure to loss in CLO II is limited to its investment of $7.9 million. At December 31, 2007, the fair value of the Company’s investment in CLO II was $5.3 million. Based on the Company’s evaluation, it does not consider its investment in CLO II to be other-than-temporarily impaired at December 31, 2007.

Accounting for CLO Transactions

Each time the Company is involved in a CLO transaction, the Company performs an analysis to determine whether it is the primary beneficiary and accordingly, would be required to consolidate the SPE in its consolidated financial statements. During 2007, the Company determined, pursuant to Financial Accounting Standards Board or FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, that it is not the primary beneficiary of Primus CLO II, Ltd. and accordingly, the special purpose entity or SPE will not be consolidated in the Company’s financial statements.

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

Revenue generated from the warehouse loan agreements during the warehouse period (the interim period during which the SPE accumulates loans and before the CLO securities are issued) is recorded in other trading revenues, as presented in the consolidated statements of operations. These revenues comprise the Company’s share of net realized losses on the termination of individual loan positions and net interest earned on warehouse loans.

Income Taxes

Primus Guaranty, PRS Trading Strategies, Primus Bermuda, Primus Financial and Harrier are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States corporate federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing federal tax audits, but no audit has yet been completed.

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

Subsequent Event – 2008

On January 30, 2008, Standard and Poor’s Rating Services (‘‘S&P’’) announced a change in their ratings methodology and assumptions relating to CDOs and other structured products, including certain asset backed securities (ABS). As a result of these changes, the S&P ratings on six residential mortgage backed securities referenced by credit default swaps written by Primus Financial were downgraded to CCC or below. At December 31, 2007, the notional principal amount and the fair values of these six credit swaps were $45.0 million and $(32.1) million, respectively. At December 31, 2007, the notional principal amount and the fair values on credit swaps sold on ABS, not downgraded to CCC or below was $35.0 million and $(16.6) million, respectively.

Under the terms of our agreements governing the credit swaps on ABS, a downgrade of the underlying ABS securities to CCC or below is considered a defined credit event. Upon the occurrence of a defined credit event, a counterparty to the credit swap has the right to present the underlying ABS, in whole or in part, to Primus Financial in exchange for the cash notional value of the credit swap corresponding to the face amount of the securities presented (‘‘Physical Settlement’’). If, following a defined credit event, no Physical Settlement occurs, a counterparty may make a loss claim in the event of a principal write-down event, if any (Pay-As-You-Go). A principal write-down event occurs when the ABS servicer determines that there is insufficient collateral to pay a portion or all of the face value of the underlying securities. Any principal write-down claims will be paid by Primus Financial up to the notional amount of the credit default swap.

To date, of the six ABS credit swaps which suffered a downgrade, one counterparty has physically settled by delivering to Primus Financial an ABS with $5 million face amount and Primus Financial paid $5 million to the counterparty.  That swap is terminated as a result of the physical settlement and Primus Financial will no longer receive premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon.

Results of Operations

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Overview

During the second half of 2007, the global credit markets experienced difficult market conditions. These conditions resulted in sharp widening of credit spreads, greater volatility, lower levels of liquidity, significant re-pricing of credit risk and downgrades by rating agencies. The credit spread widening presented opportunities for a significant increase in our transaction volume in our credit protection business. During 2007, Primus Financial grew its credit swap portfolio by $7.2 billion to $23.0 billion from $15.8 billion. This was the highest new transaction volume in any year of the Company’s history. The significant widening in credit spreads had a negative impact on our U.S. GAAP results for the year ended December 31, 2007, primarily resulting from significant unrealized losses from the mark-to-market losses of our credit swap portfolio.

Our net income (loss) for 2007 was $(563.5) million compared with $94.9 million for 2006. The net loss during 2007 was primarily due to unrealized losses from the mark-to-market of our credit swap portfolio, compared with unrealized gains from the mark-to-market of our credit swap portfolio during 2006. This was the result of wider credit spreads during 2007 as compared to 2006.

Net credit swap premiums earned were $84.8 million in 2007, compared with $69.4 million in 2006. The increase in net premiums is attributable to the significant growth in Primus Financial’s portfolio of credit swaps sold in 2007.

Interest income on our portfolio of investments was $41.8 million in 2007, compared with $28.4 million in 2006. The increase is due to higher market interest rates, together with increased invested balances, mainly arising from the investment of the proceeds of the $125 million, 7% senior notes offering by Primus Guaranty in December 2006.

Other trading revenue (loss) incurred by Harrier/PRS Trading was $(2.7) million during 2007 compared with $1.7 million during 2006. The losses during 2007 primarily reflect the difficult market conditions resulting in mark downs in the value of loans and bond positions.

Interest expense and distributions on preferred securities were $28.3 million in 2007, compared with $16.5 million in 2006. The increase is due to higher short-term market interest rates during the second half of 2007, together with higher debt balances associated with the $125 million, 7% senior notes offering by Primus Guaranty in December 2006. During the second half of 2007, the turbulent market conditions also affected the debt capital markets. Beginning in August 2007, there was limited investor demand for our preferred securities and our subordinated deferrable notes issued in the auction rate market. As a result of the insufficient demand, the auctions did not clear and the rates on these preferred securities and deferrable notes were set at the maximum spread rates, as specified in the respective security agreements. These maximum rates are subject to increase if the credit ratings on these securities are downgraded. This resulted in additional interest expense and distributions of $1.8 million during the second half of 2007. If these securities continue to be set at the maximum spread rates, we anticipate incremental interest and distributions costs of approximately $6.4 million on an annual basis.

During the fourth quarter of 2007, the Company decided to discontinue Harrier, a fund formed by the Company in April 2007, due in part to Harrier’s performance and the difficulty in raising third-party capital, given the market environment at that time. See restructuring costs below for further discussion.

Our operating expenses, excluding restructuring costs, were $39.6 million in 2007, compared with $36.4 million in 2006. The increase was primarily due to the expansion of our business activities.

Consolidated Net Credit Swap Revenue (Loss)

Consolidated net credit swap revenue (loss) was $(535.1) million and $116.1 million for the years ended December 31, 2007 and 2006, respectively.

The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated by Primus Financial and Harrier/PRS Trading Strategies for the years ended December 31, 2007 and 2006 (in thousands):

	Years ended December 31,
	2007	2006
Primus Financial	$(530,369)	$116,651
Harrier/PRS Trading	(4,695)	(568)
Total consolidated net credit swap revenue (loss)	$(535,064)	$116,083

Net credit swap loss for Harrier/PRS Trading primarily consisted of realized losses on its credit swaps for the year ended December 31, 2007 and the mark-to-market unrealized losses of its credit swap portfolio for the year ended December 31, 2006. See other trading revenues for further discussion of Harrier/PRS Trading activities during the period.

Net credit swap revenue (loss) for Primus Financial is discussed below.

Net Credit Swap Revenue – Primus Financial

Net credit swap revenue (loss) was $(530.4) million and $116.7 million for the years ended December 31, 2007 and 2006, respectively. Net credit swap revenue (loss) includes:

•    Net premiums earned;

•    Net realized gains (losses) on credit swaps; and

•    Net unrealized gains (losses) on credit swaps.

Net credit swap revenue for Primus Financial excludes $321 thousand for the year ended December 31, 2006 of net revenue earned on three credit swap transactions with its affiliate, Primus Re, as this amount was eliminated in consolidation.

The table below shows the components of net credit swap revenue (loss) for the years ended December 31, 2007 and 2006 (in thousands):

	Years ended December 31,
	2007	2006
Net premiums earned	$84,576	$69,446
Net realized losses on credit swaps	(394)	(1,496)
Net unrealized gains (losses) on credit swaps	(614,551)	48,701
Total net credit swap revenue (loss)	$(530,369)	$116,651

Net Premiums Earned – Primus Financial

Net premiums earned were $84.6 million and $69.4 million for the years ended December 31, 2007 and 2006, respectively. Net premiums earned include:

•    Premium income on single name credit swaps sold;

•    Premium income on tranches sold;

•    Premium income on credit swaps sold on asset backed securities (ABS);

•    Net premium expense on credit swaps undertaken to offset credit risk.

The table below shows the components of net premiums earned for the years ended December 31, 2007 and 2006 (in thousands):

	Years ended December 31,
	2007	2006
Premium income on single name credit swaps sold	$70,788	$66,824
Premium income on tranches sold	13,075	2,619
Premium income on credit swaps sold on ABS	739	3
Net premium expense on credit swaps undertaken to offset credit risk	(26)	—
Total net premiums earned	$84,576	$69,446

Premium income on single name credit swaps sold was $70.8 million and $66.8 million during the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of single name credit swaps sold were $16.1 billion and $14.9 billion for the years ended December 31, 2007 and 2006, respectively.

Premium income from tranches sold was $13.1 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively. The average notional amount of tranches outstanding was $2.7 billion and $288.0 million for the years ended December 31, 2007 and 2006, respectively.

During the fourth quarter of 2006, we received rating agency approval to sell credit protection on asset-backed securities (ABS). Premium income on credit swaps sold on ABS was $739 thousand and $3 thousand during the years ended December 31, 2007 and 2006, respectively. The average notional amount of credit swaps sold on ABS outstanding was $61.3 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the years ended December 31, 2007 and 2006 are summarized below (in thousands):

	Years ended December 31,
	2007	2006
Realized gains on terminated credit swaps sold	$3,688	$2,002
Realized losses on terminated credit swaps sold	(3,784)	(3,498)
Net realized losses on terminated credit swaps undertaken to offset credit risk	(298)	—
Total net realized losses on credit swaps	$(394)	$(1,496)

Net realized losses on credit swaps were $394 thousand and $1.5 million for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, we terminated $604.9 million and $445.7 million notional amount of credit swaps sold, respectively. Realized gains incurred during the years ended December 31, 2007 and 2006 were primarily the result of rebalancing our credit swap portfolio. The realized losses incurred during the years ended December 31, 2007 and 2006 were primarily the result of our decision to reduce our exposure to a limited number of Reference Entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold for the years ended December 31, 2007 and 2006 are summarized below (in thousands):

	Years ended December 31,
	2007	2006
Net unrealized gains (losses) on credit swaps sold	$(248,914)	$52,437
Net unrealized losses on tranches sold	(317,028)	(3,713)
Net unrealized losses on credit swaps sold on ABS	(48,658)	(23)
Net unrealized gains on credit swaps undertaken to offset credit risk	49	—
Total net unrealized gains (losses) on credit swaps	$(614,551)	$48,701

Net unrealized gains (losses) on credit swaps were $(614.6) million and $48.7 million for the years ended December 31, 2007 and 2006, respectively. The change in unrealized gains (losses) on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. As previously discussed, during the second half of 2007, significantly wider credit spreads as a result of re-pricing of credit risk led to the unrealized losses on our credit swap portfolio. The unrealized gain in 2006 on credit swaps sold was primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that year.

Asset Management and Advisory Fees

We earned $3.5 million and $1.3 million of asset management and advisory fees for the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to asset management fees related to the offering of Primus CLO I, Ltd.

On December 19, 2006 and July 10, 2007, the offerings of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, on behalf of third parties were completed. Primus Asset Management acts as collateral manager for both. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.

In addition, Primus Asset Management manages three investment grade Collateralized Swap Obligations, or CSO’s, on behalf of third parties. Some of our CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at December 31, 2007 or 2006, respectively.

Interest Income

We earned interest income of $41.8 million and $28.4 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest income is attributable to higher average invested balances resulting from the December 2006 senior notes offering of $125 million by Primus Guaranty and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher short-term market rates of interest during 2006 and 2007.

Average yields on our cash, cash equivalents and investments were 5.05% in the years ended December 31, 2007 compared with 4.39% for the year ended December 31, 2006.

The table below summarizes our interest income for the years ended December 31, 2007 and 2006 and our total cash, cash equivalents, available-for-sale and trading account securities at December 31, 2007 and 2006 (in thousands).

	Years ended December 31,
	2007	2006
Interest income	$41,847	$28,374
Cash and cash equivalents	$242,665	$204,428
Available-for-sale and trading account securities	617,631	599,448
Total cash, cash equivalents, available-for-sale and trading account securities	$860,296	$803,876

Other Trading Revenue (Loss)

During the years ended December 31, 2007 and 2006, Harrier/PRS Trading Strategies recorded other trading revenue (loss) of $(2.7) million and $1.7 million, respectively. These amounts exclude Harrier/PRS Trading Strategies’ net credit swap losses of $4.7 million and $568 thousand for the years ended December 31, 2007 and 2006, respectively, as discussed under net credit swap revenue (loss) caption. Other trading revenue comprises the net trading gains or losses from Harrier/PRS Trading’s total return swaps, loan warehousing and trading activities.

Foreign Currency Revaluation Loss

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 41% of the notional amount of our Primus Financial credit swaps sold portfolio at December 31, 2007. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the years ended December 31, 2007 and 2006, we recorded foreign currency revaluation losses of $107 thousand and $26 thousand, respectively.

Operating Expenses

Our operating expenses were $39.6 million and $36.4 million for the years ending December 31, 2007 and 2006, respectively, as summarized below (dollars in thousands):

	Years ended December 31,
	2007	2006
Compensation and employee benefits	$22,450	$21,512
Professional and legal fees	4,948	5,147
Depreciation and amortization	1,748	2,517
Technology and data	4,620	2,427
Other	5,872	4,796
Total operating expenses	$39,638	$36,399
Number of full-time employees, at end of period	58	52

Compensation expense for the year ended December 31, 2007 increased approximately $0.9 million over the comparable prior period. The increase was primarily the result of result of higher headcount as we expanded our business activities, partially offset by lower performance based incentives. Share compensation expense was approximately $3.7 million for each of the years ended December 31, 2007 and 2006, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. Professional and legal fees were consistent for the years ended December 31, 2007 compared with the corresponding prior period.

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

Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily due to higher bank, debt and investment management fees associated with our asset management business.

Restructuring Costs

During the fourth quarter of 2007, the Company decided to discontinue Harrier, a fund formed by the Company in April 2007, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. In the fourth quarter, restructuring costs of $3.0 million were charged in connection with Harrier’s discontinuation. Of the total restructuring costs, approximately $2.2 million was in connection with the write-off of certain software and technology assets and approximately $0.8 million related to net employee termination benefits.

Interest Expense and Preferred Distributions

During the second half of 2007, the turbulent market conditions also affected the debt capital markets. Beginning in August 2007, investor demand was limited for our preferred securities and certain of our subordinated deferrable notes issued in the auction rate market, during the standard 28 day auction rate resets. As a result of the insufficient demand, the auctions did not clear and the rates on these preferred securities and deferrable notes were set at the maximum spread rates at current rating levels, as specified in the respective security agreements, resulted in additional interest expense of $1.8 million.

For the years ended December 31, 2007 and 2006, we recorded $20.7 million and $10.8 million of interest expense, respectively. The increase in interest expense was primarily the result of higher debt balances as a result of the $125 million, 7% senior notes offering by Primus Guaranty in December 2006, higher short-term interest rates and the maximum spread rates noted above.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

Primus Financial also made net distributions of $7.6 million and $5.7 million during the years ended December 31, 2007 and 2006, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The increase in net distributions was primarily due to increased short-term interest rates and the maximum spread rates noted above.

Income Taxes

Provision for income taxes was $52 thousand and $42 thousand for the years ended December 31, 2007 and 2006, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $8.4 million and $9.5 million as of December 31, 2007 and December 31, 2006, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s share compensation expense, capitalized costs and pre-operating formation costs. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(247.7) million and $49.2 million for the years ended December 31, 2007 and 2006, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

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

Interest expense and distributions on preferred shares issued by Primus Financial were $16.5 million in 2006, compared with $6.6 million in 2005. The increase is due to higher market interest rates in 2006, together with the interest expense associated with the $125 million debt issuance by Primus Financial in December 2005.

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

•    Premium expense on credit swaps purchased as short-term investments; and

•    Premium expense on credit swaps purchased to offset credit risk on certain credit swaps sold.

The table below shows the components of net premiums earned for the years ended December 31, 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Premium income on single name credit swaps sold	$66,824	$53,702
Premium income on tranches sold	2,619	324
Premium income on ABS credit swaps sold	3	—
Premium expense on credit swaps purchased as short-term investments	—	(1,254)
Premium expense on credit swaps purchased to offset credit risk on certain swaps sold	—	(67)
Total net premiums earned	$69,446	$52,705

Premium income on single name credit swaps sold was $66.8 million and $53.7 million during the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $14.9 billion and $12.2 billion for the years ended December 31, 2006 and 2005, respectively.

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

Asset Management and Advisory Fees

We earned $1.3 million and $190 thousand of asset management and advisory fees for the years ended December 31, 2006 and 2005, respectively. During the second quarter of 2006, we closed on our third investment grade Collateralized Swap Obligation or CSO, on behalf of third parties in exchange for management fees. During the third quarter of 2006, on behalf of another third party, we received an advisory fee of $400 thousand for the arrangement of a credit swap tranche transaction. On December 19, 2006, the offering of Primus CLO I, Ltd closed. Primus Asset Management will act as collateral manager of the CLO. Under the terms of the collateral management agreement of the CLO, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. Some of our asset management contracts also provide for the receipt of contingent performance fees at maturity, none of which has been earned or accrued at December 31, 2006 or 2005, respectively.

Interest Income

We earned interest income of $28.4 million and $16.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in interest income is primarily attributable to higher average invested balances resulting from the December 2005 issuance of $125 million of subordinated debt by Primus Financial and retained cash earnings, together with higher yields on our investment portfolio. The increase in yields is attributable to generally increasing market rates of interest during 2005 and 2006.

Average yields on our cash, cash equivalents and investments were 4.39% during the year ended December 31, 2006 compared with 3.28% for the year ended December 31, 2005.

The table below summarizes our interest income for the years ended December 31, 2006 and 2005 and our total cash, cash equivalents, available-for-sale and trading account assets at December 31, 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Interest income	$28,374	$16,047
Cash and cash equivalents*	$204,428	$69,355
Available-for-sale and trading account assets	599,448	560,147
Total cash, cash equivalents and available-for-sale and trading account assets	$803,876	$629,502

*	Included in cash and cash equivalents are the net proceeds of approximately $121 million from our 7% senior note offering on December 27, 2006.

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

Operating Expenses

Our operating expenses were $36.4 million and $27.5 million for the years ended December 31, 2006 and 2005, respectively, as summarized below (dollars in thousands):

	Years ended December 31,
	2006	2005
Compensation and employee benefits	$21,512	$15,935
Professional and legal fees	5,147	4,534
Depreciation and amortization	2,517	2,123
Technology and data	2,427	1,630
Other	4,796	3,326
Total operating expenses	$36,399	$27,548
Number of full-time employees, at end of period	52	35

Compensation expense for the year ended December 31, 2006 increased $5.6 million over the comparable prior year. Overall, the increase was primarily the result of an increase in headcount as we expanded our business operations and higher performance based incentives. Included in the year ended December 31, 2006, was a credit of approximately $650 thousand related to a reduction in share compensation expense as a result of employee departures. Compensation expense for the year ended December 31, 2005 included approximately $800 thousand related to the accelerated compensation expenses and accelerated vesting of shares related to the departure of former employees. Our accrued cash incentive compensation expense was $8.8 million for the year ended December 31, 2006, compared with an accrued expense of $4.8 million in the corresponding year of 2005. Share compensation expense was approximately $3.7 million for both years ended December 31, 2006 and 2005, respectively.

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

Interest Expense and Preferred Distributions

For the years ended December 31, 2006 and 2005, we incurred $10.8 million and $2.7 million of interest expense, respectively. The interest expense was incurred on the $75 million 30-year subordinated debt and the $125 million 15.5 year subordinated deferrable interest notes that were issued by Primus Financial in July 2004 and December 2005, respectively. The interest rate for the 30-year subordinated debt averaged 5.06% and 3.11% for the years ended December 31, 2006 and 2005, respectively.

On December 27, 2006, Primus Guaranty, Ltd. completed an offering of $125 million, 7% senior notes, which mature in December 2036. Interest on the senior notes will be payable quarterly of each year, beginning on March 27, 2007.

On December 19, 2005, Primus Financial issued $125 million of subordinated deferrable interest notes, which mature in June 2021. The average interest rate on these notes was 5.32% during the year ended December 31, 2006.

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

Non-GAAP Financial Measures – Economic Results

In addition to the results of operations presented in accordance with U.S. generally accepted accounting principles (GAAP), our management and our Board of Directors use certain Non-GAAP financial measures called Economic Results. We believe that our Economic Results provide information useful to investors in understanding our underlying operational performance and business trends. Economic Results is an accrual based measure of our financial performance, which in our view, better reflects our long-term buy and hold strategy in our credit protection business. However, Economic Results is not a measurement of financial performance or liquidity under GAAP, therefore, these Non-GAAP financial measures should not be considered as an alternative or substitute for GAAP.

We define Economic Results as GAAP net income (loss) adjusted for the following:

•	Unrealized gains (losses) on credit swaps sold by Primus Financial are excluded from GAAP net income (loss);

•	Realized gains from early termination of credit swaps sold by Primus Financial are excluded from GAAP net income (loss) and;

•	Realized gains from early termination of credit swaps sold by Primus Financial are amortized over the period that would have been the remaining life of the credit swap, and that amortization is added to GAAP net income (loss).

•	Provision for credit events.

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

The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP:

	Years Ended December 31,
	2007	2006	2005
GAAP net income (loss)	$(563,541)	$94,891	$4,083
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	614,551	(48,701)	26,639
Less: Realized gains from early termination of credit swaps sold by Primus Financial	(3,463)	(2,002)	(1,090)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	6,044	7,098	6,783
Less: Provision for credit events	(40,880)	—	—
Net Economic Results	$12,711	$51,286	$36,415
Economic earnings per diluted share	$0.28	$1.15	$0.82
Economic weighted average common shares outstanding – diluted	45,194	44,472	44,645

During the fourth quarter of 2007, management has included for Economic Results, a provision of $40.9 million to account for the credit events that occurred subsequent to the year ended December 31, 2007, which related to the portfolio of credit swaps sold on ABS.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property leases	$9,926	$1,255		$2,511		$2,503		$3,657
Senior notes	125,000	—		—		—		125,000
Interest on senior notes (b)	253,653	8,750		17,500		17,500		209,903
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$588,579	$10,005		$20,011		$20,003		$538,560

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.
(b)	Net interest payments on the $125 million, 7% senior notes will vary due to the interest rate swap agreement, as previously discussed.

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

Senior notes and Subordinated deferrable interest notes:    For information on the terms of our debt, see note 10 of our notes to consolidated financial statements.

We have no other material long-term contractual obligations.

Liquidity and Capital Resources

Capital Strategy

Our consolidated cash, cash equivalents, available-for-sale and trading account securities were $860.3 million and $803.9 million as of December 31, 2007 and December 31, 2006, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs.

On December 27, 2006, Primus Guaranty completed an offering of $125 million , 7% senior notes, which mature in December 2036. The senior notes are senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. The senior notes are also structurally subordinated to all liabilities of Primus Guaranty’s subsidiaries. The senior notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the senior notes is payable quarterly, beginning on March 27, 2007. The senior notes are rated BBB+/Baa1 by S&P and Moody’s, respectively. Primus Guaranty intends to generally maintain assets available for debt service equivalent to two years’ annual debt service on these senior notes.

In order to support its credit ratings, Primus Financial, is required to maintain capital in an amount determined by its capital models as agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business. At December 31, 2007 and December 31, 2006, Primus Financial had cash, cash equivalents and available-for-sale investments of $749.5 million and $624.5 million, respectively, which management believes is sufficient to operate its credit swap business.

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

During the fourth quarter of 2007, the Company decided to discontinue Harrier, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. As a result, Harrier returned $52.0 million of its capital to Primus Guaranty during the fourth quarter of 2007 and subsequently, Primus Guaranty contributed $50 million to Primus Financial to support its credit swap business. The remaining capital in Harrier will be returned to Primus Guaranty during the first half of 2008, upon the final settlement of its closed trading positions.

Cash Flows

Cash flows from operating activities   –   Net cash provided by operating activities were $68.7 million and $42.2 million for the years ended December 31, 2007 and 2006, respectively. This increase is primarily attributable to higher premium income on a larger credit swap portfolio during 2007 compared with 2006, as a result of the continued growth of our credit swap portfolio.

Net cash provided by operating activities were $42.2 million and $36.3 million for the years ended December 31, 2006 and 2005, respectively. This increase is primarily attributable to higher premium income on a larger credit swap portfolio during 2006 compared with 2005, as a result of the continued growth of our credit swap portfolio.

Cash flows from investing activities   –   Net cash used in investing activities were $29.6 million and $21.9 million for the years ended December 31, 2007 and 2006, respectively. The change was primarily due to increased net purchases of available-for-sale investments in 2007 compared with 2006.

Net cash used in investing activities were $21.9 million and $404.3 million for the years ended December 31, 2006 and 2005, respectively. The decrease was primarily due to reduced purchases of available-for-sale investments in 2006 compared with 2005.

Cash flows from financing a ctivities – Net cash used in financing activities was $0.8 million for the year ended December 31, 2007. Net cash provided by financing activities was $114.6 million for the year ended December 31, 2006. In 2007, we used cash to pay preferred distributions by our subsidiary, Primus Financial, and repurchase and retire common shares, partially offset by the proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd. In 2006, cash provided by financing was primarily the result of the net proceeds received from our senior notes offering.

Net cash provided by financing activities were $114.6 million and $116.4 million for the years ended December 31, 2006 and 2005, respectively. This decrease is primarily due to an increase in preferred distributions by our subsidiary, Primus Financial and higher debt issuance costs during 2006 compared with 2005, partly offset by lower repurchase and retirement of our common shares.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. See note 11 of notes to consolidated financial statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has determined that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has determined that the adoption of SFAS No. 159 will not have a material effect on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of December 31, 2007, each one basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $10.7 million.

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

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement. Assuming a 25 basis point increase or decrease in the three month LIBOR rate, our interest expense would increase or decrease by $187,500 annually.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of Primus Guaranty, Ltd.

We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primus Guaranty, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Primus Guaranty, Ltd.

We have audited the internal control over financial reporting of Primus Guaranty, Ltd. (the ‘‘Company’’) as of December 31, 2007, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Primus Guaranty, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Primus Guaranty, Ltd. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Primus Guaranty, Ltd. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

March 13, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on that criteria.

/s/ Thomas W. Jasper	/s/ Richard Claiden
Thomas W. Jasper	Richard Claiden
Chief Executive Officer	Chief Financial Officer

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$242,665	$204,428
Available-for-sale investments	617,631	584,911
Trading account assets	—	14,537
Accrued interest receivable	7,684	6,374
Accrued premiums and receivables on credit and other swaps	4,187	4,022
Unrealized gain on credit and other swaps, at fair value	606	73,330
Fixed assets and software costs, net	5,036	5,510
Debt issuance costs, net	6,965	7,399
Other assets	3,872	1,957
Total assets	$888,646	$902,468
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$2,182	$2,854
Accrued compensation	5,957	8,800
Interest payable	831	625
Unrealized loss on credit and other swaps, at fair value	544,731	2,931
Accrued premiums and payables on credit and other swaps	1,770	44
Trading account liabilities	—	1,002
Long-term debt	325,904	325,000
Restructuring liabilities	1,709	—
Other liabilities	503	600
Total liabilities	883,587	341,856
Preferred securities of subsidiary	98,521	98,521
Commitments and contingencies
Shareholders’ equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 45,035,593 and 43,380,893 shares issued and outstanding at December 31, 2007 and 2006	3,603	3,470
Additional paid-in-capital	280,224	269,420
Warrants	—	612
Accumulated other comprehensive loss	(4,712)	(2,375)
Retained earnings (deficit)	(372,577)	190,964
Total shareholders’ equity (deficit)	(93,462)	462,091
Total liabilities, preferred securities of subsidiary and shareholders’ equity	$888,646	$902,468

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(in thousands except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Net credit swap revenue (loss)	$(535,064)	$116,083	$23,106
Premiums earned on financial guarantees	—	400	405
Asset management and advisory fees	3,481	1,263	190
Interest income	41,847	28,374	16,047
Other trading revenue (loss)	(2,689)	1,770	—
Foreign currency revaluation loss	(107)	(26)	(1,546)
Total net revenues (losses)	(492,532)	147,864	38,202
Expenses
Compensation and employee benefits	22,450	21,512	15,935
Professional and legal fees	4,948	5,147	4,534
Depreciation and amortization	1,748	2,517	2,123
Technology and data	4,620	2,427	1,630
Interest expense	20,729	10,849	2,660
Restructuring costs	3,022	—	—
Other	5,872	4,796	3,326
Total expenses	63,389	47,248	30,208
Distributions on preferred securities of subsidiary	7,568	5,683	3,865
Income (loss) before provision for income taxes	(563,489)	94,933	4,129
Provision for income taxes	52	42	46
Net income (loss) available to common shares	$(563,541)	$94,891	$4,083
Income (loss) per common share:
Basic	$(12.58)	$2.19	$0.09
Diluted	$(12.58)	$2.13	$0.09
Average common shares outstanding:
Basic	44,808	43,306	43,150
Diluted	44,808	44,472	44,645

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Common shares
Balance at beginning of year	$3,470	$3,454	$3,422
Conversion of warrants to common shares	113	—	—
Shares repurchased and retired	—	—	(15)
Shares vested under employee compensation plans	15	12	42
Issuance of common shares from exercise of options	5	4	5
Balance at end of year	3,603	3,470	3,454
Additional paid-in-capital
Balance at beginning of year	269,420	265,966	264,973
Conversion of warrants to common shares	7,834	—	—
Shares repurchased and retired	(1,316)	(793)	(3,139)
Shares vested under employee compensation plans	3,733	3,642	3,644
Issuance of common shares from exercise of options	553	605	488
Balance at end of year	280,224	269,420	265,966
Warrants
Balance at beginning of year	612	612	612
Conversion of warrants to common shares	(612)	—	—
Balance at end of year	—	612	612
Accumulated other comprehensive loss
Balance at beginning of year	(2,375)	(4,254)	—
Foreign currency translation adjustments	(18)	203	—
Change in unrealized holding gains (losses) on available-for-sale securities	(2,319)	1,676	(4,254)
Balance at end of year	(4,712)	(2,375)	(4,254)
Retained earnings (deficit)
Balance at beginning of year	190,964	96,073	91,990
Net income (loss)	(563,541)	94,891	4,083
Balance at end of year	(372,577)	190,964	96,073
Total shareholders’ equity (deficit) at end of year	$(93,462)	$462,091	$361,851
Comprehensive income (loss)
Net income (loss)	$(563,541)	$94,891	$4,083
Foreign currency translation adjustments	(18)	203	—
Change in unrealized gains (losses) on available-for-sale investments	(2,319)	1,676	(4,254)
Comprehensive income (loss)	$(565,878)	$96,770	$(171)

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(563,541)	$94,891	$4,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,748	2,517	2,123
Share compensation	3,748	3,654	3,686
Net unrealized (gain) loss on credit swap portfolio	614,524	(48,578)	24,437
Net amortization of premium and discount on securities	(8,245)	(4,243)	—
Restructuring costs	3,022	—	—
Loss on disposal of assets	—	25	—
Amortization of debt issuance costs	311	166	64
Distributions on preferred securities of subsidiary	7,568	5,683	3,865
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(1,310)	(1,247)	(3,746)
Accrued premiums and interest receivable on credit and other swaps	(165)	(561)	85
Other assets	(1,205)	(447)	452
Trading account assets	14,537	(14,537)	—
Accounts payable and accrued expenses	(549)	(81)	2,117
Accrued compensation	(1,665)	3,967	(484)
Trading account liabilities	(1,002)	1,002	—
Interest payable	206	221	40
Accrued premiums and payables on credit swaps	1,726	—	—
Restructuring liabilities	(911)	—	—
Other liabilities	(97)	(273)	(425)
Net cash provided by operating activities	68,700	42,159	36,297
Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(2,805)	(3,059)	(1,019)
Cash receipts on CLO investment	981	—	—
Purchases of available-for-sale and other investments	(743,752)	(261,045)	(755,659)
Maturities and sales of available-for-sale investments	715,977	242,200	352,359
Net cash used in investing activities	(29,599)	(21,904)	(404,319)
Cash flows from financing activities
Repurchase and retirement of common shares	(1,170)	(793)	(3,154)
Proceeds from employee exercise of options	557	609	493
Proceeds from exercise of warrants	7,335	—	—
Proceeds from issuance of debt	—	125,000	125,000
Debt issuance costs	—	(4,518)	(2,086)
Net preferred distributions of subsidiary	(7,568)	(5,683)	(3,865)
Net cash provided by (used in) financing activities	(846)	114,615	116,388
Net effect of exchange rate changes on cash	(18)	203	—
Net increase (decrease) in cash	38,237	135,073	(251,634)
Cash and cash equivalents at beginning of year	204,428	69,355	320,989
Cash and cash equivalents at end of year	$242,665	$204,428	$69,355
Supplemental disclosures
Cash paid for interest	$20,212	$10,461	$2,572
Cash paid for taxes	53	90	4

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

Primus Financial is a Credit Derivative Product Company (‘‘CDPC’’), which is a ‘‘AAA/Aaa’’ rated seller of credit swaps to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium Primus Financial agrees, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Credit swaps related to a single specified Reference Entity are referred to as ‘‘single name credit swaps.’’ Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, diversified credit swap portfolio across Reference Entities, industries, countries and rating grades. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as ‘‘tranches’’ and sells credit swaps referencing residential mortgage-backed securities, which are referred to as ABS. Defined credit events related to ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC or below of the reference obligation.

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. On July 10, 2007, the offering of Primus CLO II, Ltd on behalf of third parties was completed. Primus Asset Management added approximately $400 million to its existing assets under management. With the completion of this new CLO, Primus Asset Management now manages two CLO’s. A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade Collateralized Swap Obligations or CSO’s on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees from third party entities for its investment management services on the five transactions totaling $1.6 billion of assets currently under management. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.

In January 2006, PRS Trading Strategies, LLC (‘‘PRS Trading Strategies’’) commenced operations to trade in a broad range of fixed income products, including credit default swaps, investment grade and high yield bonds, as well as leveraged loans. This was part of Primus Asset Management’s strategy to expand its asset management business. In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (‘‘Harrier’’), a Cayman Islands exempted limited partnership to enable it to more efficiently raise capital from third party investors. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of its subsidiary, PRS Trading Strategies to Harrier. Harrier traded in an expanded range of fixed income products from PRS Trading, including credit swaps, total return swaps on loan transactions, CDS Indices, leveraged loans and investment grade and non-investment grade securities.

During the fourth quarter of 2007, the Company decided to discontinue Harrier, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. As a result of this decision, in the fourth quarter of 2007, the Company recorded restructuring costs of $3.0 million. Of the total restructuring costs, approximately $2.2 million was in

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

connection with the write-off of certain software and technology assets and approximately $0.8 million related to net employee termination benefits. As of December 31, 2007, significantly all of Harrier’s trading positions have been closed.

Primus Re, Ltd. (‘‘Primus Re’’), is a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Bermuda Insurance Act of 1978. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re was inactive during the year ended December 31, 2007. On December 31, 2006, the three-year financial guarantee insurance contracts written by Primus Re expired.

Primus Guaranty (UK), Ltd. (‘‘PGUK’’) was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe. On January 9, 2008, PGUK was authorized by the United Kingdom’s Financial Services Authority.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Primus Guaranty, Ltd. and its subsidiaries and are presented in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). Significant intercompany transactions have been eliminated in consolidation.

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

Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income (loss) as a result of these reclassifications.

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

Cash and Cash Equivalents

Primus Guaranty defines cash equivalents as short term, highly liquid securities and interest earning deposits with maturities at time of purchase of 90 days or less.

Investments

The Company accounts for its investments classified as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and Emerging Issues Task Force (‘‘EITF’’) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company’s management determines the appropriate classification of securities at the time of purchase and are recorded in the consolidated statements of financial

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

condition on the trade date. The Company has certain debt securities and fixed maturity securities that are classified as available-for-sale investments. Available-for-sale investments have maturities at time of purchase greater than 90 days. Available-for-sale investments are carried at fair value with the unrealized gains or losses, net of tax, reported in accumulated other comprehensive loss as a separate component of shareholders’ equity. The Company does not have any investments classified as held-to-maturity.

Interest Income

The Company earned interest income on its cash and cash equivalents, available-for-sale securities, which include U.S. government agency obligations, the Company’s investment in CLO’s and trading account assets, which included corporate and sovereign bonds.

Other trading revenue (loss)

Other trading revenue (loss) comprises of the net trading gains or losses from Harrier/PRS Trading. Other trading revenue (loss) includes the realized and unrealized gains or losses on total return swaps on loan transactions, corporate and sovereign bonds and the net interest earned on the total return swaps and from loans in the warehousing period.

Credit Swaps

Credit swaps are over-the-counter (‘‘OTC’’) derivative financial instruments and are recorded at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Obtaining the fair value (as such term is defined in SFAS No. 133) for such instruments requires the use of management’s judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gains or losses on credit and other swaps. The Company does not believe that its credit swaps fall outside the scope of the guidance of SFAS No. 133 paragraph 10d, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk.

Net credit swap revenue (loss) includes realized and unrealized gains and losses on credit swaps and net premiums earned. Premiums are recognized as income as they are earned over the life of the transaction.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents at exchange rates prevailing on the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, are included in accumulated other comprehensive loss, a component of shareholders’ equity. Gains and losses resulting from currency transactions to U.S. dollar equivalents are reflected in the foreign currency revaluation loss caption in the consolidated statements of operations.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

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

Internal Use Software Costs

In accordance with Statement of Position SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (Statement 98-1), the Company capitalizes qualifying computer software costs. The Company amortizes capitalized internal use software costs using the straight-line method over the estimated useful lives of five years.

Deferred Debt Issuance Costs

The Company has incurred costs in connection with its debt issuances. These costs are capitalized as debt issuance costs in the consolidated statements of financial condition and are being amortized over the life of the related debt arrangement which ranges from fifteen to thirty years, from the date of issuance. Amortization of debt issuance costs are included in interest expense in the consolidated statements of operations.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

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

Share compensation expense is recognized based on the fair value of options, performance shares and restricted share units (‘‘RSU’’) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for share awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Share compensation expense is included in compensation and employee benefits in the consolidated statements of operations. See note 17 for further discussion.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN48. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. See note 11 of notes to consolidated financial statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has determined that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

after November 15, 2007. The Company has determined that the adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.

3.    Cash and Cash Equivalents

As of December 31, 2007 and 2006, the Company’s cash and cash equivalents included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, interest bearing bank deposits, commercial paper and money market funds. All outstanding obligations in this category mature within 90 days. Cash and cash equivalents were $242.7 million and $204.4 million at December 31, 2007 and 2006, respectively.

4.    Available-for-sale investments

Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies and the Company’s collateralized loan obligations or CLO investments. The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and Emerging Issues Task Force (‘‘EITF’’) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity. Available-for-sale investments have maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$607,663	$480	$(169)	$607,974
Collateralized loan obligations	14,880	—	(5,223)	9,657
Total	$622,543	$480	$(5,392)	$617,631

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$554,691	$89	$(2,551)	$552,229
Commercial paper	26,275	1	—	26,276
Collateralized loan obligation	6,536	—	(130)	6,406
Total	$587,502	$90	$(2,681)	$584,911

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at December 31, 2007 and 2006 (in thousands):

	December 31, 2007 Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$127,139	$(59)	$104,600	$(110)	$231,739	$(169)
Collateralized loan obligations	5,302	(3,065)	4,355	(2,158)	9,657	(5,223)
Total	$132,441	$(3,124)	$108,955	$(2,268)	$241,396	$(5,392)

	December 31, 2006 Securities with Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$19,978	$(90)	$331,709	$(2,461)	$351,687	$(2,551)
Collateralized loan obligation	6,406	(130)	—	—	6,406	(130)
Total	$26,384	$(220)	$331,709	$(2,461)	$358,093	$(2,681)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors including the length of time and significance of the decline in fair value; the Company’s intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If the Company, based on its evaluation of the above factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations. Based on the Company’s evaluation, it does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

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

During the fourth quarter of 2007 the Company decided to discontinue Harrier, a fund formed in April 2007. As a result, during the fourth quarter of 2007, all debt security positions were closed by December 31, 2007.

During 2007 and 2006, Harrier/PRS Trading Strategies purchased and sold corporate and sovereign bonds for trading purposes. Trading positions were carried at fair value on the consolidated statements of financial condition, with unrealized gains or losses recorded in the consolidated statements of operations. At December 31, 2006, the fair value of these trading account assets and trading account liabilities was approximately $14.5 million and $1.0 million, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

6.     Credit Swap Revenues and Portfolio

Overview

Net credit swap revenue (loss) as presented in the consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on the termination of credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.

Credit swaps are derivative transactions that obligate one party to the transaction (the ‘‘Seller’’) to pay an amount to the other party to the transaction (the ‘‘Buyer’’) should an unrelated third party or portfolio of third parties (the ‘‘Reference Entity’’) specified in the contract be subject to one of a specified group of events (‘‘credit events’’). The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss).

All credit swap transactions entered into between the Buyer and the Seller are subject to an International Swaps and Derivatives Association, Inc. Master Agreement or (‘‘ISDA Master Agreement’’) executed by both parties. The ISDA Master Agreement allows for the aggregation of the market exposures and termination of all transactions between the Buyer and Seller in the event a default (as defined by the ISDA Master Agreement) occurs in respect of either party.

The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience credit events that will require the Company to make payments to the Buyers of the transactions. Defined credit events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a defined credit event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Defined credit events related to the Company’s credit swaps against ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and distressed ratings downgrade of the reference obligation. See note 20 for further discussion.

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

In accordance with accounting principles generally accepted in the United States, the Company carries its credit swaps on its consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

component of net credit swap revenue (loss) in the Company’s consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to the Company’s net credit swap revenue and the decline will subtract from the Company’s net credit swap revenue for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no defined credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.

Primus Financial and Harrier each enters into valid ISDA Master Agreements with their counterparties and each entity aggregates their respective transactions on a counterparty basis for presentation on the Company’s consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit and other swaps, at fair value in the consolidated statements of financial condition.

Primus Financial

Under the terms of Primus Financial’s operating guidelines, derivatives transactions can only include credit swaps.

Primus Financial is primarily a Seller of credit swaps. As a general rule, when Primus Financial sells credit swaps, it intends to hold the transaction until maturity. However, there are two sets of circumstances in which the Company could elect to terminate transactions prior to maturity, and the Company monitors its portfolio on a continuing basis to assess whether those circumstances are present.

First, whenever Primus Financial receives new information suggesting that the credit quality of the underlying risk has deteriorated to a material degree, the Company considers the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a defined credit event occurs.

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

Harrier/PRS Trading Strategies

In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of PRS Trading Strategies to Harrier. Harrier traded in a broad range of fixed income products, including credit swaps, total return swaps on loan transactions, leveraged loans and investment grade and non-investment grade securities. At December 31, 2007, Harrier has closed substantially all of its credit swap positions.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information

The tables below present the components of consolidated net credit swap revenue (loss) for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years ended December 31,
	2007	2006	2005
Net premium income	$84,771	$69,408	$52,705
Net realized losses	(5,190)	(1,769)	(5,162)
Change in unrealized gains (losses)	(614,645)	48,444	(24,437)
Total net credit swap revenue (loss)	$(535,064)	$116,083	$23,106

The table below, in thousands, represent the Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at December 31, 2007 and 2006 (excluding CDS index and index tranches and total return swaps transacted by PRS Trading Strategies with net fair values of $48 thousand as of December 31, 2006):

	December 31, 2007	December 31, 2006
Gross Notional Amounts:
Credit swaps sold-single name	$18,260,653	$15,485,145
Credit swaps sold-tranche	4,700,000	500,000
Credit swaps sold-ABS	80,000	15,000
Credit swaps purchased-single name	(25,410)	(147,597)
Fair value:
Asset	606	73,281
Liability	544,731	2,930
Average fair value:
Asset	33,217	57,433
Liability	165,087	1,990

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties, the notional amounts and fair values of credit swap transactions outstanding for the Company as of December 31, 2007 and 2006 (excluding CDS index and index tranches and total return swaps transacted by PRS Trading Strategies with net fair values of $48 thousand as of December 31, 2006):

	December 31, 2007		December 31, 2006
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$828,504	$(3,953)	$761,211	$1,483
Aa	3,832,904	(91,863)	2,690,166	9,364
A	6,047,762	(36,544)	6,075,786	29,501
Baa	6,882,813	(22,162)	5,427,937	32,786
Ba	570,090	(17,235)	470,842	1,467
B	71,080	(2,390)	59,203	(706)
Caa	27,500	(2,791)	—	—
Total	$18,260,653	$(176,938)	$15,485,145	$73,895
Credit Swaps Sold-Tranche:
Aaa	$3,450,000	$(172,175)	$—	$—
Aa	950,000	(94,312)	300,000	(2,494)
A	300,000	(53,569)	200,000	(534)
Total	$4,700,000	$(320,056)	$500,000	$(3,028)
Credit Swaps Sold-ABS(1):
A	$25,000	$(12,821)	$10,000	$(15)
Baa	35,000	(20,470)	5,000	(8)
Ba	15,000	(11,353)	—	—
B	5,000	(4,038)	—	—
Total	$80,000	$(48,682)	$15,000	$(23)
Credit Swaps Purchased-Single Name:
Aa	$(8,160)	$403	$(15,000)	$(15)
A	(12,380)	335	(36,000)	(10)
Baa	(4,870)	813	(83,636)	(484)
Ba	—	—	(6,961)	235
B	—	—	(6,000)	(219)
Total	$(25,410)	$1,551	$(147,597)	$(493)
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$3,625,845	$(34,091)	$982,194	$5,003
Aa	12,153,764	(118,109)	12,037,591	57,175
A	2,481,044	(24,738)	2,465,360	11,717
Total	$18,260,653	$(176,938)	$15,485,145	$73,895

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2007		December 31, 2006
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Tranche:
Aaa	$400,000	$(33,706)	$—	$—
Aa	3,850,000	(246,490)	500,000	(3,028)
A	450,000	(39,860)	—	—
Total	$4,700,000	$(320,056)	$500,000	$(3,028)
Credit Swaps Sold-ABS:
Aaa	$15,000	$(10,241)	$10,000	$(15)
Aa	40,000	(21,969)	5,000	(8)
A	25,000	(16,472)	—	—
Total	$80,000	$(48,682)	$15,000	$(23)
Credit Swaps Purchased-Single Name:
Aaa	$(5,000)	$383	$(9,961)	$(120)
Aa	(20,410)	1,168	(137,636)	(373)
Total	$(25,410)	$1,551	$(147,597)	$(493)

(1)	— See note 20 for further discussion.

	December 31, 2007		December 31, 2006
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$1,071,504	$(32,181)	$940,031	$1,721
AA	3,704,784	(56,437)	2,275,564	8,845
A	6,550,733	(42,398)	6,490,958	30,644
BBB	6,326,638	(20,200)	5,271,390	32,958
BB	478,820	(14,583)	438,499	1,060
B	128,174	(11,139)	68,703	(1,333)
Total	$18,260,653	$(176,938)	$15,485,145	$73,895
Credit Swaps Sold-Tranche:
AAA	$3,800,000	$(212,582)	$150,000	$(2,010)
AA	700,000	(67,998)	200,000	(1,613)
A	100,000	(21,880)	150,000	595
BBB	100,000	(17,596)	—	—
Total	$4,700,000	$(320,056)	$500,000	$(3,028)
Credit Swaps Sold-ABS(1):
A	$50,000	$(29,921)	$15,000	$(23)
BBB	15,000	(7,242)	—	—
BB	15,000	(11,519)	—	—
Total	$80,000	$(48,682)	$15,000	$(23)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2007		December 31, 2006
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Purchased-Single Name:
AA	$(8,160)	$403	$(15,000)	$(15)
A	(12,250)	765	(56,000)	(10)
BBB	(5,000)	383	(58,636)	(473)
BB	—	—	(13,961)	214
B	—	—	(4,000)	(209)
Total	$(25,410)	$1,551	$(147,597)	$(493)
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AAA	$5,000	$3	$31,406	$104
AA	14,367,841	(131,277)	11,732,030	58,698
A	3,887,812	(45,664)	3,721,709	15,093
Total	$18,260,653	$(176,938)	$15,485,145	$73,895
Credit Swaps Sold-Tranche:
AAA	$—	$—	$100,000	$(1,335)
AA	4,250,000	(280,196)	400,000	(1,693)
A	450,000	(39,860)	—	—
Total	$4,700,000	$(320,056)	$500,000	$(3,028)
Credit Swaps Sold-ABS:
AA	$55,000	$(32,210)	$15,000	$(23)
A	25,000	(16,472)	—	—
Total	$80,000	$(48,682)	$15,000	$(23)
Credit Swaps Purchased-Single Name:
AA	$(25,410)	$1,551	$(127,995)	$(665)
A	—	—	(19,602)	172
Total	$(25,410)	$1,551	$(147,597)	$(493)

(1)	— See note 20 for further discussion.

Primus Financial’s and Harrier’s counterparties are generally financial institutions with whom they have entered into ISDA Master Agreements. For the year ended December 31, 2007, no individual counterparty generated greater than ten percent of the Company’s consolidated net premium revenue. For the year ended December 31, 2006, two counterparties each generated greater than ten percent of the Company’s consolidated net premium revenue.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The table below shows the geographical distribution of the Company’s credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$9,531,846	$(149,169)	$9,133,328	$46,286
Europe	7,837,807	(21,719)	5,612,817	25,097
Pacific	712,000	(4,791)	570,000	1,351
Others	179,000	(1,259)	169,000	1,161
Total	$18,260,653	$(176,938)	$15,485,145	$73,895
By Counterparty:
North America	$9,431,827	$(100,747)	$7,904,024	$36,321
Europe	8,686,826	(75,709)	7,486,121	37,502
Pacific	132,000	(534)	75,000	(17)
Others	10,000	52	20,000	89
Total	$18,260,653	$(176,938)	$15,485,145	$73,895
Credit Swaps Sold-Tranche
By Counterparty:
North America	$—	$—	$50,000	$851
Europe	4,700,000	(320,056)	450,000	(3,879)
Total	$4,700,000	$(320,056)	$500,000	$(3,028)
Credit Swaps Sold-ABS
By Reference Entity:
North America	$80,000	$(48,682)	$15,000	$(23)
Total	$80,000	$(48,682)	$15,000	$(23)
By Counterparty:
North America	$45,000	$(24,418)	$10,000	$(15)
Europe	35,000	(24,264)	5,000	(8)
Total	$80,000	$(48,682)	$15,000	$(23)
Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(25,410)	$1,551	$(127,000)	$(491)
Europe	—	—	(20,597)	(2)
Total	$(25,410)	$1,551	$(147,597)	$(493)
By Counterparty:
North America	$—	$—	$(65,563)	$(362)
Europe	(25,410)	1,551	(82,034)	(131)
Total	$(25,410)	$1,551	$(147,597)	$(493)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The table below shows the distribution of the Company’s credit swap portfolio by year of maturity as of December 31, 2007 and 2006 (in thousands). With respect to the credit swaps sold-ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any contract may be earlier or later than the estimated maturity indicated.

	December 31, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name
Year of Maturity
2007	$—	$—	$2,432,827	$6,589
2008	1,180,401	(302)	1,127,551	6,509
2009	2,723,618	(6,449)	2,739,561	16,964
2010	6,052,998	(56,037)	6,132,240	33,056
2011	2,953,911	(53,905)	3,004,357	10,842
2012	5,309,725	(60,119)	44,609	(41)
2013	40,000	(126)	4,000	(24)
Total	$18,260,653	$(176,938)	$15,485,145	$73,895
Credit Swaps Sold-Tranche
Year of Maturity
2010	$—	$—	$50,000	$851
2012	1,000,000	(6,204)	—	—
2013	350,000	(58,715)	350,000	(2,544)
2014	3,350,000	(255,137)	100,000	(1,335)
Total	$4,700,000	$(320,056)	$500,000	$(3,028)
Credit Swaps Sold-ABS(1)
Year of Maturity
2010	$10,000	$(4,632)	$—	$—
2011	10,000	(6,368)	5,000	(8)
2012	15,000	(9,322)	5,000	(12)
2013	15,000	(9,443)	5,000	(3)
2014	20,000	(12,438)	—	—
2016	10,000	(6,479)	—	—
Total	$80,000	$(48,682)	$15,000	$(23)
Credit Swaps Purchased-Single Name
Year of Maturity
2011	$—	$—	$(96,961)	$(255)
2012	(5,000)	383	(16,602)	(16)
2013	—	—	(34,034)	(222)
2014	(20,410)	1,168	—	—
Total	$(25,410)	$1,551	$(147,597)	$(493)

(1)	— See note 20 for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

7.    Net Total Return Swap Transactions

During the fourth quarter of 2007 the Company decided to discontinue Harrier, a fund formed in April 2007. As a result, all transactions completed under a total return swap program were closed by December 31, 2007.

During the second quarter of 2006, the Company’s subsidiary, Harrier/PRS Trading Strategies entered into a master agreement for transactions under a total return swap program with a counterparty, which expires in May 2008. Under the terms of the agreement, Harrier/PRS Trading Strategies received interest and other payments based on certain mutually agreed reference loans, and paid financing interest based on the principal amount of such loans. Harrier/PRS Trading Strategies took the risk that the referenced loans deteriorated in value and conversely received the benefit from any appreciation in the value of loans referenced in each total return swap. The net fair value of each swap was determined by the net fair value of the referenced loan. Harrier/PRS Trading Strategies determined the fair value of the swaps based on the estimated cost to close-out the swap positions. The total return swap with the counterparty was documented under an ISDA Master Agreement between Harrier/PRS Trading Strategies and the counterparty. The net fair value of all transactions under the total return swap program was netted with the fair values of any credit swaps outstanding between Harrier/PRS Trading Strategies and the counterparty for presentation in the consolidated statements of financial condition.

The total notional amount of loans outstanding under the total return swaps was $63.2 million at December 31, 2006. The net fair value of the total return swaps was $135 thousand at December 31, 2006.

Revenue generated from the transactions under the total return swap program was recorded in other trading revenue (loss) as presented in the consolidated statements of operations, and comprises changes in the fair value of the total return swaps, realized gains or losses on the termination of the total return swaps, and the net interest earned on the total return swaps.

8.    CLO Transactions

Each time the Company is involved in a CLO transaction, the Company performs an analysis to determine whether it is the primary beneficiary and accordingly, would be required to consolidate the SPE in its consolidated financial statements. During 2007, the Company determined, pursuant to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, that it is not the primary beneficiary of Primus CLO II, Ltd. and accordingly, the special purpose entity or SPE will not be consolidated in the Company’s financial statements.

The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115 and EITF 99-20. Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity.

Revenue generated from the warehouse loan agreements during the warehouse period (the interim period during which the SPE accumulates loans and before the CLO securities are issued) is recorded in other trading revenue (loss), as presented in the condensed consolidated statements of operations. These revenues comprise the Company’s share of net realized losses on the termination of individual loan positions and net interest earned on warehouse loans.

Primus CLO I, Ltd.

On December 19, 2006, the offering of Primus CLO I, Ltd (‘‘CLO I’’, a special purpose entity or SPE) on behalf of third parties was completed. Upon closing, Primus Asset Management added

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

approximately $400 million to its assets under management and is acting as collateral manager of CLO I. Under the terms of the collateral management agreement of CLO I, Primus Asset Management will receive management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. The Company has invested $6.5 million for a 25% interest in the Subordinated Notes of CLO I. The Company’s ultimate exposure to loss in CLO I is limited to the $6.5 million of its investment in CLO I. During 2007, the Company received a cash return of approximately $1.0 million on its investment in CLO I. The Company has determined that it does not have to consolidate the SPE in the Company’s financial statements. At December 31, 2007 and 2006, the fair value of the Company’s investment in CLO I was $4.4 million and $6.4 million, respectively. Based on the Company’s evaluation, it does not consider its investment in CLO I to be other-than-temporarily impaired at December 31, 2007 and 2006.

Primus CLO II, Ltd.

On July 10, 2007, the offering, Primus CLO II, Ltd. (‘‘CLO II’’) on behalf of third parties was completed. Primus Asset Management has added approximately $400 million to its existing assets under management. Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and monitoring the underlying collateral, subject to the terms of the agreement. The Company has invested $7.9 million or a 25% interest in the Subordinated Notes of CLO II. The Company’s ultimate exposure to loss in CLO II is limited to its investment of $7.9 million. At December 31, 2007, the fair value of the Company’s investment in CLO II was $5.3 million. Based on the Company’s evaluation, it does not consider its investment in CLO II to be other-than-temporarily impaired at December 31, 2007.

9.    Fixed Assets and Internal Use Software Costs

Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of three to five years, and leasehold improvements which are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. At December 31, 2007 and 2006, fixed assets and internal use software costs consist of the following (in thousands):

	December 31,
	2007	2006
Asset category
Furniture and fixtures	$1,317	$1,137
Computers	1,059	587
Office and telephone equipment	393	335
Leasehold improvements	2,717	2,208
Internal use software costs	15,024	15,418
	20,510	19,685
Less accumulated depreciation and amortization	15,474	14,175
Total fixed assets and internal use software costs	$5,036	$5,510

The Company recorded depreciation and amortization expense of approximately $1.7 million, $2.5 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

10.    Long Term Debt

$125 million Senior Notes

On December 27, 2006, Primus Guaranty, Ltd. completed an offering of $125 million, 7% senior notes, which mature in December 2036. The senior notes are senior unsecured obligations and rank

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

equally with all other unsecured and unsubordinated indebtedness of the Company. The senior notes are also subordinated to all liabilities of Primus Guaranty’s subsidiaries. The senior notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the senior notes is payable quarterly, beginning on March 27, 2007. In connection with the issuance of the senior notes, the Company incurred approximately $4.5 million in capitalized debt issuance costs, which are amortized over the life of the debt. These senior notes are rated BBB+/Baa1 by S&P and Moody’s, respectively. Primus Guaranty intends to generally maintain assets available for debt service equivalent to two years’ annual debt service on these senior notes.

$125 million Subordinated Deferrable Interest Notes

On December 19, 2005, Primus Financial issued in aggregate $125 million of subordinated deferrable interest notes, consisting of $75 million of Series A notes and $50 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims and the notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the Series A notes and the Series B notes set every 28 days through a monthly auction process. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $2.0 million in debt issuance costs, which are amortized over the life of the debt. These deferrable interest notes are rated AA/Aa2 by S&P and Moody’s respectively.

$75 million Subordinated Deferrable Interest Notes

On July 23, 2004, Primus Financial issued $75 million of subordinated deferrable interest notes that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes set every 28 days through a monthly auction process. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $1.1 million in debt issuance costs, which are amortized over the life of the debt. These deferrable interest notes are rated AAA/Aaa by S&P and Moody’s respectively.

During the second half of 2007, the turbulent market conditions also affected the debt capital markets. Beginning in August 2007, there was limited investor demand for our subordinated deferrable notes issued in the auction rate market. As a result of the insufficient demand, the auctions did not clear and the rates on these subordinated deferrable interest notes were set at the maximum spread rates as specified in the respective security agreements. These maximum rates are subject to increase if the credit ratings on these securities are downgraded. This resulted in higher interest expense during the second half of 2007.

The Company recorded interest expense related to the above debt of approximately $20.7 million, $10.8 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, the carrying value of the subordinated deferrable interest notes approximates fair value. At December 31, 2007, the fair value of the $125 million, 7% senior notes was approximately $76.3 million.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

11.    Income taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

As of December 31, 2007, and January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the consolidated statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the years ended December 31, 2007 and 2006. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.

Primus Guaranty and certain subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions, which are no longer subject to U.S. federal, state, local and foreign income tax examinations by tax authorities for years before 2004. The Company and certain of its subsidiaries are currently undergoing U.S. federal tax audits, but no audit has yet been completed.

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

PRS Trading Strategies is a limited liability company organized under Delaware law, with all of its interests being held by Primus Guaranty, a non-U.S. corporation. PRS Trading Strategies is treated as a disregarded entity for U.S. tax purposes, and the results of its operations are treated as the operations of a branch of its foreign parent corporation, Primus Guaranty. As a disregarded entity, PRS Trading Strategies is not itself subject to U.S. net income taxation. In addition, because PRS Trading Strategies’ activities in the U.S. are confined to holding investments in debt instruments and credit swaps for its own account, management believes that PRS Trading Strategies’ activities fall within the provisions of IRC Section 864(b) and therefore does not believe that Primus Guaranty, a non-U.S. corporation, should be subject to taxation in the U.S. on a net income basis as a result of its interest in PRS Trading Strategies. Accordingly, PRS Trading Strategies, and thus Primus Guaranty, did not provide for any income taxes in its financial statements for this period.

If the activities of PRS Trading Strategies, and thus Primus Guaranty, were found to fall outside the provisions of IRC Section 864(b), and PRS Trading Strategies, and thus Primus Guaranty, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Guaranty and, therefore, to estimate the resulting income tax expense. However, since inception, PRS Trading Strategies has incurred a net cumulative loss and therefore would not be subject to any income tax. This analysis assumes that PRS Trading Strategies is not deemed to be making distributions to Primus Guaranty; such distributions could subject Primus Guaranty to U.S. branch profits tax.

Harrier is a limited partnership organized under Cayman Islands law, with all of its interests ultimately being held by Primus Guaranty, a non-U.S. corporation. Harrier will be electing to be treated as a disregarded entity for U.S. tax purposes, and the results of its operations will be treated

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

as the operations of a branch of its foreign parent corporation, Primus Guaranty. Because Harrier’s activities in the U.S. are confined to holding investments in debt instruments and credit swaps for its own account, management believes that Harrier’s activities fall within the provisions of IRC Section 864(b) and therefore does not believe that Primus Guaranty, a non-U.S. corporation, should be subject to taxation in the U.S. on a net income basis as a result of its interest in Harrier. Accordingly, Harrier, and thus Primus Guaranty, did not provide for any income taxes in its financial statements for this period.

If the activities of Harrier, and thus Primus Guaranty, were found to fall outside the provisions of IRC Section 864(b), and Harrier, and thus Primus Guaranty, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Guaranty and, therefore, to estimate the resulting income tax expense. However, since inception, Harrier has incurred a net cumulative loss and therefore would not be subject to any income tax. This analysis assumes that Harrier is not deemed to be making distributions to Primus Guaranty; such distributions could subject Primus Guaranty to U.S. branch profits tax.

Primus (Bermuda), Ltd. (‘‘Primus Bermuda’’) is a Bermuda company. Primus Bermuda believes that it is not involved in the active conduct of a trade or business in the United States. For U.S. tax purposes, Primus Bermuda will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Bermuda has not provided for any federal or state and local income taxes in its separate financial statements.

Primus Financial is a limited liability company organized under Delaware law, with the controlling interest being held by Primus Group Holdings, LLC (‘‘Primus Group Holdings’’), a limited liability company organized under Delaware law and a disregarded entity for U.S. tax purposes. All of the interests in Primus Group Holdings are held by Primus Bermuda, a non-U.S. corporation. Primus Financial is treated as a partnership for U.S. tax purposes. As a result, all of Primus Financial’s items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. In addition, because Primus Financial’s activities in the U.S. are confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of Internal Revenue Code (‘‘IRC’’) Section 864(b). Based on the application of the provisions of IRC Section 864(b) and the investment nature of its operations, Primus Financial believes that Primus Bermuda, a non U.S. corporation, will not be subject to U.S. net income taxes with respect to its indirect interest in Primus Financial. Accordingly, Primus Financial, and thus Primus Bermuda, did not provide for any income taxes in its financial statements for this period.

If the activities of Primus Financial, and thus Primus Bermuda, were found to fall outside the provisions of IRC Section 864(b), and Primus Financial, and thus Primus Bermuda, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Bermuda and, therefore, to estimate the resulting income tax expense. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City corporate income tax rate of 46%, on its GAAP income, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(248) million for 2007, $49.2 million for 2006 and $3.7 million for 2005. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions could subject Primus Bermuda to an additional U.S. federal branch profits tax.

Primus Asset Management has entered into a Services Agreement with its affiliates, whereby Primus Asset Management provides services to its affiliates including management, consulting and information technology. Since Primus Asset Management is a U.S. domiciled corporation it is subject to U.S. income taxes and income taxes of other taxing jurisdictions on fees received from its affiliates.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The significant components of the consolidated provision for income taxes for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State/City	52	42	46
Total current	52	42	46
Deferred:
Federal	—	—	—
State/City	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$52	$42	$46

The Company’s effective tax rate differs from the Bermudian effective rate of zero percent mainly due to taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax at a rate of 35%, as well as U.S. state and local taxes. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2007, 2006, and 2005, is provided below (in thousands):

	2007	2006	2005
U.S. federal income tax provision on Primus Asset Management’s taxable income	$—	$—	$—
U.S. state and local tax provision	52	42	46
Total income tax provision	$52	$42	$46

The Company has a net U.S. deferred tax asset of $8.4 million, $9.5 million and $4.8 million as of December 31, 2007, 2006 and 2005, respectively. The net deferred tax asset is primarily comprised of share compensation expense and capitalized costs and pre-operating formation costs, which are being amortized for tax purposes. In addition, included within the gross deferred tax assets are tax effected net operating losses related to Primus Asset Management of $5.3 million related to the net operating losses during years 2002 through 2007. Net operating losses will begin to expire in the year 2022 if not utilized.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The components of the net deferred tax asset at December 31, 2007, 2006 and 2005, are as follows (in thousands):

	December 31,
	2007	2006	2005
Deferred tax assets
Capitalized and pre-operating formation costs	$—	$631	$700
Share compensation	3,057	3,478	1,483
Net operating losses	5,330	5,317	3,345
Other	382	475	—
Gross deferred tax asset	8,769	9,901	5,528
Deferred tax liability
Other	—	—	(20)
Depreciation	(348)	(447)	(745)
Gross deferred tax liability	(348)	(447)	(765)
Net deferred tax asset	8,421	9,454	4,763
Valuation allowance	8,421	(9,454)	(4,763)
Net deferred tax asset after valuation allowance	$—	$—	$—

The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands):

	December 31,
	2007	2006	2005
Balance at beginning of period	$9,454	$4,763	$9,307
Capitalized and pre-operating costs	(631)	(69)	(1,941)
Share compensation	(421)	1,995	(1,787)
Tax depreciation / other	6	793	(288)
Net operating loss	13	1,972	(528)
Balance at end of period	$8,421	$9,454	$4,763

12.    Preferred Securities of Subsidiary

On December 19, 2002, Primus Financial issued $110 million of perpetual Floating Rate Cumulative Preferred Securities (‘‘Preferred Securities’’) in two series, Series I and Series II to a Trust. The securities are held by Deutsche Bank Trust Company Americas, as custodian and auction agent. Pursuant to Statement of Position (SOP) 98-5 Reporting on the Costs of Start-Up Activities, specific incremental costs directly attributable to the offering of the Trust preferred securities have been charged against these gross proceeds.

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Distributions to the Trust on the Preferred Securities are adjusted through the VIP to equal the distributions required on the MMP. The Series A MMP pays distributions every 28 days based upon an auction rate set on the prior business day. The Series B MMP made dividend payments quarterly during 2006 based on the auction rate of 5.8%, which was set on January 19, 2006. In January 2007, the distribution rate on the Series B MMP was amended to pay distributions every 28 days which will coincide with the Series A MMP distributions. After December 19, 2012, the Company may redeem the Preferred Securities, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends. These preferred securities are rated A/A2 by S&P and Moody’s respectively.

Distributions on perpetual preferred securities of our subsidiary were $7.6 million, $5.7 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are recorded in the consolidated statements of operations.

During the second half of 2007, the turbulent market conditions also affected the debt capital markets. Beginning in August 2007 there was limited investor demand for our preferred securities issued in the auction rate market. As a result of the insufficient demand, the auctions did not clear and the rates on these preferred securities were set at the maximum spread rates, as specified in the security agreement. These maximum rates are subject to increase if the credit ratings on these securities are downgraded. This resulted in higher distributions during the second half of 2007.

13.    Shareholders’ Equity

Warrants

On February 14, 2007, XL Insurance (Bermuda) Ltd., a subsidiary of XL Capital Ltd., exercised its warrants to purchase 1,414,747 common shares of the Company at an exercise price of approximately $5.18 per share, yielding proceeds to the Company of $7.3 million.

14.    Earnings per share

Basic earnings per share (‘‘EPS’’) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Years ended December 31,
(in thousands, except per share data)	2007	2006	2005
Net earnings (loss) available to common shareholders	$(563,541)	$94,891	$4,083
Weighted-average basic shares outstanding	44,808	43,306	43,150
Effect of dilutive instruments:
Employee options	—	53	188
Restricted share units	—	322	467
Warrants	—	791	840
Dilutive potential shares	—	1,166	1,495
Weighted average diluted shares outstanding	44,808	44,472	44,645
Basic EPS	$(12.58)	$2.19	$0.09
Diluted EPS	$(12.58)	$2.13	$0.09

For the years ended December 31, 2007, 2006 and 2005, approximately 1.8 million, 498 thousand and 245 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

15.    Commitments and Contingencies

Leases

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

The leases are categorized as operating leases and future payments as of December 31, 2007 under the leases are as follows (in thousands):

2008	$1,255
2009	1,255
2010	1,255
2011	1,256
2012	1,248
2013 and thereafter	3,657
Total	$9,926

Pursuant to the terms of the original lease, dated July 25, 2002, Primus Financial was not required to make any rent payments until March 2003. Primus Financial recognizes rent expense from the lease commencement date based on a straight-line amortization of the total lease obligation. Primus Financial has recorded a deferred rent payable, which is included in other liabilities in the consolidated statements of financial condition, which represents the amortized cost that will be payable in the future. Rent expense was approximately $1.5 million, $1.5 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Primus Financial has an outstanding letter of credit as of December 31, 2007 for $695 thousand from Bank of Montreal related to this lease.

Statutory Requirements

Primus Re is an insurance company subject to Bermuda insurance regulations. Primus Re’s ability to pay dividends and make capital distributions is subject to restrictions based principally on the amount of Primus Re’s net premiums written and net loss reserves, subject to an overall minimum statutory capital and surplus of $1.0 million. In addition, Primus Re is required to maintain a minimum statutory liquidity ratio. At December 31, 2007, Primus Re’s statutory capital and surplus was $1.17 million and the minimum amount required to be maintained was $1.0 million. At December 31, 2006, Primus Re’s statutory capital and surplus was $1.18 million and the minimum amount required to be maintained was $1.0 million.

16.    Restructuring

In January 2006, PRS Trading Strategies commenced operations to trade in a broad range of fixed income products, including credit default swaps, investment grade and high yield bonds, as well as leveraged loans. This was part of Primus Asset Management’s strategy to expand its asset management business. In April 2007, Primus Guaranty formed Harrier, a Cayman Islands exempted limited partnership to enable it to more efficiently raise capital from third party investors. During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of its subsidiary, PRS Trading Strategies to Harrier. Harrier traded in an expanded range of fixed income products from PRS Trading, including credit swaps, total return swaps on loan transactions, CDS Indices, leveraged loans and investment grade and non-investment grade securities.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

During the fourth quarter of 2007, the Company decided to discontinue Harrier, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. As a result of this decision, in the fourth quarter of 2007, the Company recorded restructuring costs of $3.0 million. Of the total restructuring costs, approximately $2.2 million was in connection with the write-off of certain software and technology assets and approximately $0.8 million related to net employee termination benefits. As of December 31, 2007, substantially all of Harrier’s trading positions have been closed.

At December 31, 2007, the balance of restructuring liabilities was approximately $1.7 million, which consisted entirely of payments for employee termination benefits. This balance is expected to be paid by the end of the first quarter of 2008.

17.    Employee Share-Based Compensation Plans

Primus Guaranty has established incentive compensation plans for the benefit of its employees. Share compensation expense is included in compensation and employee benefits in the consolidated statements of operations.

Initial Staffing Award Pool

During 2001, an award pool of common shares of Primus Guaranty totaling 1,500,000 shares was established (the ‘‘Initial Staffing Award Pool’’). All of these shares were awarded from 2001 to 2003 at the fair value of the common shares on the grant date ranging from $0.08 per share to $6.93 per share.

Share compensation expense related to Initial Staffing Award Pool grants was zero, $86 thousand and $278 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

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

During 2007, 2006 and 2005, the Company granted 234,019, 147,988 and 129,025 shares, respectively, of its RSUs to its employees related to the Annual Performance Bonus Plan, with a weighted average grant date fair value per share of $11.75, $12.74 and $16.05, respectively. The value of the RSUs is expensed ratably over the vesting period. For the years ended December 31, 2007, 2006 and 2005, share compensation expense was $1.4 million, $1.2 million, and $1.2 million, respectively, related to this plan.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

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

During 2007 and 2006, the Company granted 847,607 and 422,122 options, respectively, to its employees related to the Incentive Plan, with a weighted average exercise price of $11.70 and $12.46, respectively. The fair value of the options is expensed ratably over the vesting period. For the years ended December 31, 2007, 2006 and 2005, share compensation expense was $1.1 million, $600 thousand and $508 thousand, respectively, related to this plan. There were no grants made under the Incentive Plan in 2005.

2004 Share Incentive Plan

In 2004, the Company’s board of directors adopted the 2004 Share Incentive Plan, and authorized the grant of options and performance shares in the aggregate amount of up to 2.4% of total authorized shares. The board of directors delegated to the Compensation Committee decisions regarding the terms and conditions of such awards, including the apportionment between options and performance shares, the employees to whom such awards are to be granted and the performance factors required to earn such shares. The performance factors are (i) the return on economic equity and (ii) the compound annual growth rate of the economic results over a specified three year period. The performance shares vest only at the end of the respective performance period. In the fourth quarter of 2007, the board of directors established the Primus Guaranty, Ltd., Restricted Stock Unit Deferral Plan (‘‘Deferral Plan’’), to be effective December 31, 2007. The Deferral Plan permits selected participants in the 2004 Share Incentive Plan to defer distributions associated with their vested RSUs until the participant separates from service with the Company.

During 2006 and 2005, the Company granted 110,250 and 146,537 performance award shares, respectively, to its employees. The expense associated with the performance share awards will be adjusted over the vesting period to reflect the projected actual award, which is based upon the aggregate performance of the company over a three year period.

During 2007, 2006 and 2005, the Company granted to its employees and directors 188,468, 244,303 and 57,565 RSUs, respectively. During 2005, the Company granted 30,000 options at an exercise price of $10.50. The cost of the RSUs and options is recognized over the vesting period.

For the years ended December 31, 2007, 2006 and 2005, share compensation expense was $1.2 million, $1.8 million and $1.7 million relating to the plan.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Unvested RSUs and performance share awards as of and for the year ended December 31, 2007 was as follows:

	December 31, 2007
	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2006	591,034	$13.34
Granted	422,487	$11.52
Vested	(252,953)	$11.62
Forfeited	(207,960)
Unvested at December 31, 2007	552,608	$12.25

Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the periods indicated:

	Years ended December 31,
	2007	2006	2005
Risk free interest rate	5.32%	5.16%	4.90%
Volatility	32.8%	33.8%	31.8%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life	7 years	7 years	7 years
Weighted average fair value of options	$3.73	$4.02	$2.78

The following table is a summary of the information concerning outstanding and exercisable options for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	858,158	$11.18	710,860	$10.43	776,094	$10.28
Granted	847,607	$11.70	422,122	$12.46	30,000	$10.50
Exercised	(67,968)	$8.20	(56,641)	$8.73	(58,983)	$8.35
Forfeited	(326,173)	$11.41	(218,183)	$11.84	(36,251)	$10.61
Outstanding at end of year	1,311,624	$11.61	858,158	$11.18	710,860	$10.43
Exercisable at end of year	332,438	$10.85	275,623	$9.92	280,077	$9.54

The following table summarizes the status of the Company’s options as of December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00-$6.94	65,625	5.1	$6.94	$4,856	65,625	$6.94	$4,856
$6.95-$9.76	113,125	6.1	$9.76	—	84,844	$9.76	—
$9.77-$13.50	1,132,874	5.6	$12.07	—	181,969	$12.77	—
Total	1,311,624			$4,856	332,438		$4,856

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

At December 31, 2007, total unrecognized share-based compensation expense related to nonvested share awards was approximately $6.8 million. This share-based compensation expense is expected to be recognized over a weighted average period of 1.9 years.

18.    Dividend Restrictions

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

Further, the Company is subject to Bermuda law and regulatory constraints that will affect its ability to pay dividends on its common shares and make other payments. Under the Bermuda Companies Act, each of Primus Guaranty, Primus Bermuda and Primus Re may not declare or pay a dividend out of distributable reserves if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay the respective liabilities as they become due; or if the realizable value of their respective assets would thereby be less than the aggregate of their respective liabilities and issued share capital and share premium accounts.

19.    Interest Rate Swap Agreement

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement. The interest rate swap is designated as a fair value hedge on the fixed senior notes in accordance with SFAS No. 133. The fair value of the interest rate swap is included in other liabilities and the offsetting adjustment to the carrying value of the debt is included in long term debt in the accompanying consolidated statements of financial condition. Payments or receipts on the interest rate swap are recorded in the interest expense caption in the consolidated statements of operations.

20.    Subsequent Event

On January 30, 2008, Standard and Poor’s Rating Services (‘‘S&P’’) announced a change in their ratings methodology and assumptions relating to CDOs and other structured products, including certain asset backed securities (ABS). As a result of these changes, the S&P ratings on six residential mortgage backed securities referenced by credit default swaps written by Primus Financial were downgraded to CCC or below. At December 31, 2007, the notional principal amount and the fair values of these credit swaps were $45.0 million and $(32.1) million, respectively. At December 31, 2007, the notional principal amount and the fair values on credit swaps sold on ABS, not downgraded to CCC (S&P) or below was $35.0 million and $(16.6) million, respectively. See note 6 for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

The table below summarizes, in thousands, the notional amounts of credit swaps on ABS sold by Primus Financial and S&P credit ratings for the underlying ABS as of December 31, 2007 and January 30, 2008:

	December 31, 2007	January 30, 2008
	Notional Amount
Credit Swaps Sold-ABS:
A	$50,000	$15,000
BBB	15,000	10,000
BB	15,000	10,000
CCC	—	40,000
CC	—	5,000
Total	$80,000	$80,000

Under the terms of our agreements governing the credit swaps on ABS, a downgrade of the underlying ABS securities to CCC or below is considered a defined credit event. Upon the occurrence of a defined credit event, a counterparty to the credit swap has the right to present the underlying ABS, in whole or in part, to Primus Financial in exchange for the cash notional value of the credit swap corresponding to the face amount of the securities presented (‘‘Physical Settlement’’). If, following a defined credit event, no Physical Settlement occurs, a counterparty may make a loss claim in the event of a principal write-down event, if any (Pay-As-You-Go). A principal write-down event occurs when the ABS servicer determines that there is insufficient collateral to pay a portion or all of the face value of the underlying securities. Any principal write-down claims will be paid by Primus Financial up to the notional amount of the credit default swap.

To date, of the six ABS credit swaps which suffered a downgrade, one counterparty has physically settled by delivering to Primus Financial an ABS with $5 million face amount and Primus Financial paid $5 million to the counterparty.  That swap is terminated as a result of the physical settlement and Primus Financial will no longer receive premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon.

21.    Quarterly Operating Results (unaudited)

(in thousands)

2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net revenues (losses)	$7,071	$(4,409)	$(112,031)	$(383,163)
Operating loss	(9,662)	(21,520)	(128,435)	(403,872)
Net loss	(9,718)	(21,516)	(128,435)	(403,872)
Basic earnings (loss) per share	$(0.22)	$(0.48)	$(2.85)	$(8.97)
Diluted earnings (loss) per share	$(0.22)	$(0.48)	$(2.85)	$(8.97)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

(in thousands)

2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net revenues	$46,873	$23,941	$37,047	$40,003
Operating income	35,160	10,658	23,718	25,397
Net income	35,105	10,658	23,732	25,396
Basic earnings per share	$0.81	$0.25	$0.55	$0.59
Diluted earnings per share	$0.79	$0.24	$0.54	$0.57

22.    Primus Guaranty, Ltd. Standalone Financial Statements

Primus Guaranty, Ltd.
Statements of Financial Condition

(in thousands)	December 31,
	2007	2006
Assets
Cash and cash equivalents	$70,455	$112,774
Investment in subsidiaries, at equity	—	471,329
Prepaid expenses and other assets	437	203
Intercompany receivable	2,942	—
Intercompany loans	13,931	—
Debt issuance costs, net	4,235	4,503
Other assets	904	—
Total assets	$92,904	$588,809
Liabilities and shareholders’ equity
Accounts payable	$314	$432
Interest payable	109	97
Long-term debt	125,904	125,000
Intercompany payable	2,175	1,189
Losses of subsidiary’s in excess of investment	57,864	—
Total liabilities	186,366	126,718
Common shares	3,603	3,470
Additional paid-in-capital	280,224	269,420
Accumulated other comprehensive loss	(4,712)	(2,375)
Warrants	—	612
Retained earnings (deficit)	(372,577)	190,964
Total shareholders’ equity (deficit)	(93,462)	462,091
Total liabilities and shareholders’ equity	$92,904	$588,809

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Primus Guaranty, Ltd.
Statements of Operations

(in thousands)	Year ended December 31
	2007	2006	2005
Revenues
Interest income	$5,157	$252	$1,526
Foreign currency revaluation loss	—	—	(1,281)
Total revenues	5,157	252	245
Expenses
Intercompany expenses*	7,687	5,911	6,787
Share compensation	367	270	423
Interest expense	8,458	99	—
Professional and legal fees	809	92	20
Other	374	2	43
Total expenses	17,695	6,374	7,273
Income (loss) before equity in earnings (loss) of subsidiaries	(12,538)	(6,122)	(7,028)
Equity in earnings (loss) of subsidiaries, net of tax	(551,003)	101,013	11,111
Net income (loss)	$(563,541)	$94,891	$4,083

*	Charges for services provided by subsidiaries under modified intercompany service agreement.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

Primus Guaranty, Ltd.
Statements of Cash Flows

(in thousands)	Year ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(563,541)	$94,891	$4,083
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation	3,748	3,654	423
Amortization of debt issuance costs	146	2	—
Change in accumulated comprehensive loss of subsidiaries	(2,337)	1,879	—
Equity in subsidiaries’ (earnings) loss, net of tax	551,003	(101,013)	(11,111)
Increase (decrease) in cash resulting from changes in:
Intercompany receivables/payables and loans	(16,032)	(6,001)	14,141
Prepaid expenses and other assets	(234)	(159)	7
Accounts payable	4	432	—
Interest payable	12	97	—
Net cash provided by (used in) operating activities	(27,231)	(6,218)	7,543
Cash flows from investing activities:
Investment in subsidiaries	(21,810)	(54,887)	(5,402)
Net cash used in investing activities	(21,810)	(54,887)	(5,402)
Cash flows from financing activities:
Repurchase and retirement of common shares	(1,170)	(793)	(3,154)
Proceeds from exercise of warrants	7,335	—	—
Proceeds from exercise of options	557	609	493
Proceeds from issuance of debt	—	125,000	—
Debt issuance costs	—	(4,505)	—
Net cash provided by (used in) financing activities	6,722	120,311	(2,661)
Net increase (decrease) in cash	(42,319)	59,206	(520)
Cash and cash equivalents at beginning of year	112,774	53,568	54,088
Cash and cash equivalents at end of year	$70,455	$112,774	$53,568

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

Item 9B.    Other information

None.

All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2007 have been so reported.

Part III.

Item 10.    Directors, Executive Officers and Corporate Governance

Information regarding directors is set forth under ‘‘Election of Directors’’ in the company’s Proxy Statement to be filed on or before April 30, 2008 ( the ‘‘Proxy Statement’’), which is incorporated in this Item 10 by reference.

Information regarding executive officers is set forth under ‘‘Executive Officers’’ in the Proxy Statement, which is incorporated in this Item 10 by reference.

Information regarding Section 16(a) is set forth under ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in the Proxy Statement, which is incorporated in this Item 10 by reference.

Information regarding the audit committee and the audit committee financial expert is set forth under ‘‘Audit Committee’’ in the Proxy Statement, which is incorporated in this Item 10 by reference.

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

(c) Exhibits

Index to Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to the S-1 dated July 23, 2004)
3.2	By-laws (Incorporated by reference to Exhibit 3.2 to the S-1/A dated June 10, 2004)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to the S-1/A dated July 23, 2004)
4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)
4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)
4.4	7% Senior Notes due 2036
10.1	Employment Agreement with Thomas W. Jasper, dated August 16, 2004 (Incorporated by reference to Exhibit 10.1 to the S-1 dated August 17, 2004)
10.2	Employment Letter with Richard Claiden, dated October 20, 2003 (Incorporated by reference to Exhibit 10.3 to the S-1/A dated June 10, 2004)
10.3	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the S-1/A dated June 10, 2004)
10.4	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the S-1 dated April 26, 2004)
10.5	Primus Guaranty, Ltd. 2004 Share Incentive Plan (As amended on February 1, 2007)
10.6	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to the S-1 dated April 26, 2004)
10.7	Primus Guaranty, Ltd. Severance Plan (As amended on February 1, 2007)
10.8	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to the S-1 dated April 26, 2004)
10.9	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the S-1/A dated June 10, 2004)
10.10	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to the S-1/A dated September 24, 2004)
10.11	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan effective December 31, 2007
12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements
21	Subsidiaries of Primus Guaranty, Ltd.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)
By/s/ Thomas W. Jasper
Thomas W. Jasper Chief Executive Officer

Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Jasper	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

Thomas W. Jasper

/s/ Richard Claiden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

Richard Claiden

/s/ Michael P. Esposito, Jr.	Director and Chairman of the Board	March 14, 2008

Michael P. Esposito, Jr.

/s/ Frank P. Filipps	Director	March 14, 2008

Frank P. Filipps

/s/ Paul S. Giordano	Director	March 14, 2008

Paul S. Giordano

/s/ Thomas J. Hartlage	Director	March 14, 2008

Thomas J. Hartlage

/s/ James K. Hunt	Director	March 14, 2008

James K. Hunt

/s/ Fiona E. Luck	Director	March 14, 2008

Fiona E. Luck

/s/ Robert R. Lusardi	Director	March 14, 2008

Robert R. Lusardi

/s/ John A. Ward, III	Director	March 14, 2008

John A. Ward, III