Form 10-Q
period 2008-03-31
PRIMUS GUARANTY LTD
filed 2008-05-12
CIK 1170593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐                         Accelerated filer ☒                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 1, 2008, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 45,224,889.

Primus Guaranty, Ltd.

Form 10-Q

For the three months ended March 31, 2008

Part I. Financial Information

Item 1. Financial Statements

Primus Guaranty, Ltd.

Condensed Consolidated Statements of Financial Condition

(in thousands except per share amounts)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$453,822	$242,665
Available-for-sale investments	417,194	617,631
Accrued interest receivable	7,700	7,684
Accrued premiums and receivables on credit and other swaps	4,033	4,187
Unrealized gain on credit and other swaps, at fair value	24	606
Fixed assets and software costs, net	4,960	5,036
Debt issuance costs, net	6,887	6,965
Other assets	5,973	3,872
Total assets	$900,593	$888,646

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,927	$2,182
Accrued compensation	2,500	5,957
Interest payable	523	831
Unrealized loss on credit and other swaps, at fair value	1,230,826	544,731
Accrued premiums and payables on credit and other swaps	457	1,770
Long-term debt	329,032	325,904
Restructuring liabilities	—	1,709
Other liabilities	523	503
Total liabilities	1,565,788	883,587

Preferred securities of subsidiary	98,521	98,521

Commitments and contingencies
Shareholders’ equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 45,220,938 and 45,035,593 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,618	3,603
Additional paid-in-capital	281,354	280,224
Accumulated other comprehensive loss	(6,033)	(4,712)
Retained earnings (deficit)	(1,042,655)	(372,577)
Total shareholders’ equity (deficit)	(763,716)	(93,462)
Total liabilities, preferred securities of subsidiary and shareholders’ equity (deficit)	$900,593	$888,646

See accompanying notes.

Primus Guaranty, Ltd.

Condensed Consolidated Statements of Operations

(in thousands except per share amounts)

	Three months ended March 31,
	2008	2007
	(unaudited)
Revenues
Net credit swap revenue (loss)	$(663,615)	$(4,877)
Asset management and advisory fees	1,090	661
Interest income	9,194	9,977
Other trading revenue	—	1,259
Foreign currency revaluation gain (loss)	(25)	51
Total net revenues (losses)	(653,356)	7,071

Expenses
Compensation and employee benefits	6,191	6,004
Professional and legal fees	1,023	976
Depreciation and amortization	329	577
Technology and data	1,111	877
Interest expense	4,891	4,862
Other	1,323	1,535
Total expenses	14,868	14,831
Distributions on preferred securities of subsidiary	1,805	1,902
Loss before provision for income taxes	(670,029)	(9,662)
Provision for income taxes	49	56
Net loss available to common shares	$(670,078)	$(9,718)

Loss per common share:
Basic	$(14.85)	$(0.22)
Diluted	$(14.85)	$(0.22)
Average common shares outstanding:
Basic	45,108	44,164
Diluted	45,108	44,164

See accompanying notes.

Primus Guaranty, Ltd.

Condensed Consolidated Statements of Cash Flows

(in thousands except per share amounts)

	Three months ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities
Net loss	$(670,078)	$(9,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash items included in net loss:
Depreciation and amortization	329	577
Share compensation	1,310	1,007
Net unrealized losses on credit and other swaps	686,677	22,848
Net amortization of premium and discount on securities	(765)	(2,223)
Amortization of debt issuance costs	78	78
Distributions on preferred securities of subsidiary	1,805	1,902
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	(16)	254
Accrued premiums and interest receivable on credit and other swaps	154	(387)
Deposit and warehouse loan agreement	—	(5,089)
Warehouse loans held for securitization.	—	(59,369)
Other assets	1,027	(2,433)
Trading account assets	—	1,585
Accounts payable and accrued expenses	(255)	1,581
Accrued compensation	(3,457)	(6,769)
Trading account liabilities	—	8
Interest payable	(308)	181
Accrued premiums and payables on credit and other swaps	(1,313)	—
Restructuring liabilities	(1,709)	—
Other liabilities	20	37
Net cash provided by (used in) operating activities	13,499	(55,930)

Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(253)	(427)
Cash receipts on CLO investments	871	—
Purchases of available-for-sale investments	(568,884)	(267,249)
Maturities and sales of available-for-sale investments	767,940	210,714
Net cash provided by (used in) investing activities	199,674	(56,962)

Cash flows from financing activities
Repurchase and retirement of common shares	(165)	(1,131)
Proceeds from exercise of warrants	—	7,335
Warehouse loan payable	—	59,369
Net preferred distributions of subsidiary	(1,805)	(1,902)
Net cash provided by (used in) financing activities	(1,970)	63,671
Net effect of exchange rate changes on cash	(46)	5
Net increase (decrease) in cash	211,157	(49,216)
Cash and cash equivalents at beginning of period	242,665	204,428
Cash and cash equivalents at end of period	$453,822	$155,212

Supplemental disclosures
Cash paid for interest	$5,122	$4,603
Cash paid for taxes	$13	$11

See accompanying notes.

1. Organization and Basis of Presentation

Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business through its two principal operating subsidiaries, Primus Financial Products, LLC (“Primus Financial”) and Primus Asset Management, Inc. (“Primus Asset Management”).

Primus Financial, incorporated in Delaware, is a Credit Derivative Product Company (“CDPC”), which has AAA/Aaa counterparty ratings by Standard & Poor’s Rating Group (“S&P”), and Moody’s Investors Service, Inc. (“Moody’s”), respectively. Primus Financial is a seller of credit swaps to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium Primus Financial agrees, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, diversified credit swap portfolio across Reference Entities, industries, countries and rating grades. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches” and sells credit swaps referencing residential mortgage-backed securities, which are referred to as ABS. Defined credit events related to ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation.

Primus Asset Management, a Delaware services company, acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two CLOs. A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade Collateralized Swap Obligations or CSOs on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees from third party entities for its investment management services on the five transactions totaling $1.6 billion of assets currently under management. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.

Primus Re, Ltd. (“Primus Re”), another subsidiary, is a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Bermuda Insurance Act of 1978. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re was inactive during the three months ended March 31, 2008.

At March 31, 2008, Harrier Credit Strategies Master Fund, LP (“Harrier”) ceased trading activities and closed all of its trading positions. As of December 31, 2007, PRS Trading Strategies, LLC (“PRS Trading Strategies”) was inactive.

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for a full year. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.

The condensed consolidated financial statements represent a single reportable segment, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

The condensed consolidated financial statements are presented in U.S. dollar equivalents. During the periods presented, the Company’s credit swap activities were conducted in U.S. dollars and euros.

Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income (loss) as a result of these reclassifications.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No.157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. For additional information and discussion, see note 5 of notes to the condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements. For additional information and discussion, see note 5 of notes to the condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 161 in the first quarter of 2009. The Company is currently evaluating the disclosure requirements that adoption SFAS No. 161 will have on its consolidated financial statements. However, since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

3. Available-for-sale Investments

Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies and the Company’s collateralized loan obligations or CLO investments. The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity. Available-for-sale investments have maturities at time of purchase greater than 90 days.

The following table summarizes the composition of the Company’s available-for-sale investments at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$408,938	$1,256	$(21)	$410,173
Collateralized loan obligations	14,379	—	(7,458)	6,921
ABS bond	125	—	(25)	100
Total	$423,442	$1,256	$(7,504)	$417,194

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S government agency obligations	$607,663	$480	$(169)	$607,974
Collateralized loan obligations	14,880	—	(5,223)	9,657
Total	$622,543	$480	$(5,392)	$617,631

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008 Securities with Unrealized Losses
	Less than 12 months		12 months or more
					Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$28,771	$(21)	$—	$—	$28,771	$(21)
Collateralized loan obligations	3,736	(4,568)	3,185	(2,890)	6,921	(7,458)
ABS bond	100	(25)	—	—	100	(25)
Total	$32,607	$(4,614)	$3,185	$(2,890)	$35,792	$(7,504)

	December 31, 2007 Securities with Unrealized Losses
	Less than 12 months		12 months or more
					Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency obligations	$127,139	$(59)	$104,600	$(110)	$231,739	$(169)
Collateralized loan obligations	5,302	(3,065)	4,355	(2,158)	9,657	(5,223)
Total	$132,441	$(3,124)	$108,955	$(2,268)	$241,396	$(5,392)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors including the length of time and significance of the decline in fair value; the Company’s intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If the Company, based on its evaluation of the above factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations. Based on the Company’s evaluation, it does not consider these investments to be other-than-temporarily impaired at March 31, 2008 and December 31, 2007.

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

Credit swaps are derivative transactions that obligate one party to the transaction (the “Seller”) to pay an amount to the other party to the transaction (the “Buyer”) should an unrelated third party (the “Reference Entity”), specified in the contract be subject to one of a specified group of events (“credit events”). The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss).

All credit swap transactions entered into between the Buyer and the Seller are subject to an International Swaps and Derivatives Association, Inc. Master Agreement or (“ISDA Master Agreement”) executed by both parties. The ISDA Master Agreement allows for the aggregation of the market exposures and termination of all transactions between the Buyer and Seller in the event a default (as defined by the ISDA Master Agreement) occurs in respect of either party.

The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience credit events that will require the Company to make payments to the Buyers of the transactions. Defined credit events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a defined credit event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Defined credit events related to the Company’s credit swaps against ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation. See note 6 of notes to condensed consolidated financial statements for further discussion.

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

In accordance with U.S. GAAP, the Company carries its credit swaps on its consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue (loss) in the Company’s consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to the Company’s net credit swap revenue and the decline will subtract from the Company’s net credit swap revenue for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no defined credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.

Primus Financial enters into ISDA Master Agreements with its counterparties and aggregates its respective transactions on a counterparty basis for presentation on the Company’s condensed consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the condensed consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit and other swaps, at fair value in the condensed consolidated statements of financial condition.

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

First, whenever Primus Financial receives new information suggesting that the credit quality of the underlying reference entity has deteriorated to a material degree, the Company considers the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a defined credit event occurs.

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

Harrier/PRS Trading Strategies

At December 31, 2007, PRS Trading Strategies was inactive. At March 31, 2008, Harrier had closed its remaining credit swap positions.

Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information

The table below presents the components of consolidated net credit swap revenue (loss) for the three months ended March 31, 2008 and 2007 (in thousands).

	Three months ended March 31,
	2008	2007
Net premium income	$27,312	$18,524
Realized gains	1,032	2,796
Realized losses	(5,186)	(3,169)
Net change in unrealized losses	(686,773)	(23,028)
Net credit swap revenue (loss)	$(663,615)	$(4,877)

The table below, represents the Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
Gross Notional Amounts:
Credit swaps sold-single name	$19,535,817	$18,260,653
Credit swaps sold-tranche	4,700,000	4,700,000
Credit swaps sold-ABS	75,000	80,000
Credit swaps purchased-single name	(16,610)	(25,410)
Fair value:
Asset	24	606
Liability	1,230,826	544,731
Average fair value:
Asset	34	33,217
Liability	1,232,741	165,087

“Asset” in the table above represents unrealized gains on credit swaps while “Liability” represents unrealized losses on credit swaps. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial with each counterparty under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are netted by counterparty.

The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties, the notional amounts and fair values of credit swap transactions outstanding for the Company as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
Moody’s Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$800,502	$(17,352)	$828,504	$(3,953)
Aa	3,647,482	(130,108)	3,832,904	(91,863)
A	6,779,056	(149,319)	6,047,762	(36,544)
Baa	7,411,002	(138,629)	6,882,813	(22,162)
Ba	632,225	(33,106)	570,090	(17,235)
B	238,050	(47,338)	71,080	(2,390)
Caa	27,500	(3,908)	27,500	(2,791)
Total	$19,535,817	$(519,760)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$3,450,000	$(405,259)	$3,450,000	$(172,175)
Aa	950,000	(173,262)	950,000	(94,312)
A	200,000	(56,030)	300,000	(53,569)
Baa	100,000	(26,910)	—	—
Total	$4,700,000	$(661,461)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
A	$25,000	$(14,798)	$25,000	$(12,821)
Baa	35,000	(25,504)	35,000	(20,470)
Ba	15,000	(11,851)	15,000	(11,353)
B	—	—	5,000	(4,038)
Total	$75,000	$(52,153)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aa	$(8,160)	$1,029	$(8,160)	$403
A	(3,580)	541	(12,380)	335
Baa	(4,870)	1,002	(4,870)	813
Total	$(16,610)	$2,572	$(25,410)	$1,551

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$3,641,728	$(87,223)	$3,625,845	$(34,091)
Aa	13,008,454	(361,254)	12,153,764	(118,109)
A	1,853,952	(46,660)	2,481,044	(24,738)
Baa	1,031,683	(24,623)	—	—
Total	$19,535,817	$(519,760)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$400,000	$(75,024)	$400,000	$(33,706)
Aa	3,850,000	(505,195)	3,850,000	(246,490)
A	450,000	(81,242)	450,000	(39,860)
Total	$4,700,000	$(661,461)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS:
Aaa	$10,000	$(7,972)	$15,000	$(10,241)
Aa	40,000	(25,199)	40,000	(21,969)
A	25,000	(18,982)	25,000	(16,472)
Total	$75,000	$(52,153)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aaa	$—	$—	$(5,000)	$383
Aa	(16,610)	2,572	(20,410)	1,168
Total	$(16,610)	$2,572	$(25,410)	$1,551

(1)	– See note 6 Credit Events – CDS on ABS for further discussion.

	March 31, 2008		December 31, 2007
S&P Rating Category	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$767,986	$(13,813)	$1,071,504	$(32,181)
AA	4,027,956	(134,806)	3,704,784	(56,437)
A	7,164,329	(167,761)	6,550,733	(42,398)
BBB	6,788,037	(122,071)	6,326,638	(20,200)
BB	616,171	(60,581)	478,820	(14,583)
B	129,235	(18,051)	128,174	(11,139)
CCC	42,103	(2,677)	—	—
Total	$19,535,817	$(519,760)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AAA	$3,800,000	$(469,443)	$3,800,000	$(212,582)
AA	700,000	(133,177)	700,000	(67,998)
A	100,000	(31,931)	100,000	(21,880)
BBB	100,000	(26,910)	100,000	(17,596)
Total	$4,700,000	$(661,461)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
A	$15,000	$(6,318)	$50,000	$(29,921)
BBB	10,000	(6,091)	15,000	(7,242)
BB	10,000	(6,734)	15,000	(11,519)
CCC	40,000	(33,010)	—	—
Total	$75,000	$(52,153)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$(8,160)	$1,029	$(8,160)	$403
A	(3,580)	541	(12,250)	765
BBB	(4,870)	1,002	(5,000)	383
Total	$(16,610)	$2,572	$(25,410)	$1,551

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AAA	$5,000	$(1)	$5,000	$3
AA	15,850,262	(407,833)	14,367,841	(131,277)
A	3,680,555	(111,926)	3,887,812	(45,664)
Total	$19,535,817	$(519,760)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AA	$4,250,000	$(580,219)	$4,250,000	$(280,196)
A	450,000	(81,242)	450,000	(39,860)
Total	$4,700,000	$(661,461)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS:
AA	$50,000	$(33,171)	$55,000	$(32,210)
A	25,000	(18,982)	25,000	(16,472)
Total	$75,000	$(52,153)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$(16,610)	$2,572	$(25,410)	$1,551
Total	$(16,610)	$2,572	$(25,410)	$1,551

(1) – See note 6 Credit Events – CDS on ABS for further discussion.

Primus Financial’s counterparties are generally financial institutions with whom it has entered into ISDA Master Agreements. For the three months ended March 31, 2008, no individual counterparty generated greater than ten percent of the Company’s consolidated net premium revenue. For the three months ended March 31, 2007, one counterparty generated greater than ten percent of the Company’s consolidated net premium revenue.

The table below shows the geographical distribution of the Company’s credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
Country of Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$9,790,092	$(332,043)	$9,531,846	$(149,169)
Europe	8,849,725	(160,716)	7,837,807	(21,719)
Pacific	717,000	(20,884)	712,000	(4,791)
Others	179,000	(6,117)	179,000	(1,259)
Total	$19,535,817	$(519,760)	$18,260,653	$(176,938)

By Counterparty:
North America	$9,828,919	$(273,367)	$9,431,827	$(100,747)
Europe	9,564,898	(244,090)	8,686,826	(75,709)
Pacific	132,000	(2,314)	132,000	(534)
Others	10,000	11	10,000	52
Total	$19,535,817	$(519,760)	$18,260,653	$(176,938)

Credit Swaps Sold –Tranche
By Counterparty:
Europe	$4,700,000	$(661,461)	$4,700,000	$(320,056)
Total	$4,700,000	$(661,461)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS
By Reference Entity:
North America	$75,000	$(52,153)	$80,000	$(48,682)
Total	$75,000	$(52,153)	$80,000	$(48,682)

By Counterparty:
North America	$45,000	$(27,637)	$45,000	$(24,418)
Europe	30,000	(24,516)	35,000	(24,264)
Total	$75,000	$(52,153)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(16,610)	$2,572	$(25,410)	$1,551
Total	$(16,610)	$2,572	$(25,410)	$1,551

By Counterparty:
Europe	$(16,610)	$2,572	$(25,410)	$1,551
Total	$(16,610)	$2,572	$(25,410)	$1,551

The table below shows the distribution of the Company’s credit swap portfolio by year of maturity as of March 31, 2008 and December 31, 2007 (in thousands). With respect to the credit swaps sold-ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any contract may be earlier or later than the estimated maturity indicated.

	March 31, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name
Year of Maturity
2008	$781,648	$(2,464)	$1,180,401	$(302)
2009	2,803,603	(32,557)	2,723,618	(6,449)
2010	6,167,585	(145,926)	6,052,998	(56,037)
2011	3,051,222	(139,616)	2,953,911	(53,905)
2012	5,535,511	(183,329)	5,309,725	(60,119)
2013	1,196,248	(15,868)	40,000	(126)
Total	$19,535,817	$(519,760)	$18,260,653	$(176,938)
Credit Swaps Sold-Tranche
Year of Maturity
2012	$1,000,000	$(43,495)	$1,000,000	$(6,204)
2013	350,000	(87,397)	350,000	(58,715)
2014	3,350,000	(530,569)	3,350,000	(255,137)
Total	$4,700,000	$(661,461)	$4,700,000	$(320,056)
Credit Swaps Sold-ABS (1)
Year of Maturity
2010	$10,000	$(4,789)	$10,000	$(4,632)
2011	5,000	(3,654)	10,000	(6,368)
2012	15,000	(10,602)	15,000	(9,322)
2013	15,000	(10,341)	15,000	(9,443)
2014	20,000	(14,287)	20,000	(12,438)
2016	10,000	(8,480)	10,000	(6,479)
Total	$75,000	$(52,153)	$80,000	$(48,682)
Credit Swaps Purchased-Single Name
Year of Maturity
2012	$—	$—	$(5,000)	$383
2014	(16,610)	2,572	(20,410)	1,168
Total	$(16,610)	$2,572	$(25,410)	$1,551

(1) – See note 6 Credit Events – CDS on ABS for further discussion.

5: Financial Instruments and Fair Value Disclosures

A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques using unobservable inputs (Level 3). Observable inputs are inputs that market participants would use in pricing the asset or liability that are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. These valuations techniques involve some level of management estimation and judgment. The degree to which management’s estimation and judgment is required is generally dependent upon the market price transparency for the instruments, the availability of observable inputs, frequency of trading in the instruments and the instrument’s complexity.

In measuring the fair market values of its financial instruments, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs based on the fair value hierarchy established in SFAS No. 157. The hierarchy is categorized into three levels based on the reliability of inputs as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets of liabilities.

The Company’s cash and cash equivalents, which include money market accounts, are categorized within Level 1. The Company does not adjust the quoted prices for such financial instruments.

•

Level 2 – Valuations based on quoted prices in markets that are not considered to be active; or valuations for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.

The Company’s U.S. government agency obligations, commercial paper, single name credit swaps and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.

•	Level 3 – Valuations based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s CLO investments, ABS bond, credit swaps sold on ABS and credit swaps-tranches are categorized within Level 3 of the fair value hierarchy.

Valuation Techniques – Credit Swaps

The Company’s fair value of its portfolio of single name, tranches and ABS credit swaps, depends upon a number of factors including:

•	The contractual terms of the swap contract, which include the reference entity, the notional value, the maturity, the credit swap premium and the currency of the swap.
•

Current market data, including credit swap premium levels pertinent to each reference entity, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying reference entities within each tranche transaction to relevant credit swap indices.

•	Valuation models, which are used to derive a fair value of credit swaps. Our valuation models have been internally developed but are benchmarked against market-standard models.
•

Consideration of the credit risk of our counterparties, as well as our own nonperformance risk. SFAS No. 157 requires that our own nonperformance risk be considered when determining the fair value of our liabilities, which include credit swaps.

•	Fair value estimates of credit swaps from third party valuation services and/or credit swap counterparties.

In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps we have transacted and the comparable current market premium. The valuation process the company uses to obtain fair value is described below:

•

For the single-name credit swaps, our valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and derives average credit swap premium quotes on specific Reference Entities. We adjust the independent mid-market credit swap premium quotes to derive exit price valuations.

•

For tranche transactions, we obtain a mid-market valuation for each tranche transaction using our tranche valuation model. The inputs to our valuation model include: current credit swap premium quotes obtained from an independent pricing service on the reference entities within the tranche, our trader’s estimate of correlation levels derived from credit swap indices, current interest rates and estimated recovery values on the securities issued by underlying reference entities. We adjust the mid-market valuations obtained from our model to exit price valuations, using quotes obtained from our tranche counterparties.

•	For credit swaps on ABS, we obtain mid-market valuations from an independent valuation service and quotes from our counterparty. We adjust the mid-market valuations to obtain exit price valuations.

Valuation Techniques - Other Financial Instruments

The Company uses the following valuation techniques to determine the fair value of its other financial instruments:

•

For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.

•	For U.S. government agency obligations and commercial paper, the fair value is based upon observable quoted market prices and benchmarked to third party quotes.
•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to multiple third party quotes.
•

For the ABS bond, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, including default, prepayment, recovery and interest rate data.

•

For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuation is benchmarked to third party quotes.

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.

As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. The consideration of nonperformance risk resulted in an adjustment of $202.1 million as of March 31, 2008, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition and increased net credit swap revenues in the condensed consolidated statements of operations.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty Netting*	Assets / Liabilities At Fair Value
Assets
Cash and cash equivalents	$114,073	$339,749	$—	$—	$453,822
Available-for-sale investments	—	410,173	7,021	$—	417,194
Unrealized gain on credit swaps	—	1,180	—	$(1,156)	24
Other assets	—	4,032	—	$—	4,032
Total Assets	$114,073	$755,134	$7,021	$(1,156)	$875,072

Liabilities
Unrealized loss on credit swaps	$—	$518,369	$713,613	$(1,156)	$1,230,826
Total Liabilities	$—	$518,369	$713,613	$(1,156)	$1,230,826

* Represents the impact of counterparty netting across the levels of the fair value heirarchy. Counterparty netting among positions classified within the same level is included in that level.

The following table below provides a reconciliation for the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (in thousands):

	Three months ended March 31, 2008
	Available-for- sale investments	Unrealized loss on credit swaps
Balance, beginning of period	$9,657	$(368,739)
Realized (gains) losses	(4,876)	4,876
Unrealized gains (losses)	(2,760)	(349,750)
Purchases, sales, issuances and settlements	5,000	—
Transfers in and/or out of Level 3, net	—	—
Balance, end of period	$7,021	$(713,613)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in net credit swap revenue (loss) in the consolidated statements of operations. The above reconciliation does not include credit swap premiums collected during the period. Unrealized gains and losses on level 3 assets (available-for-sale investments) are recorded in accumulated other comprehensive loss, which is a component of shareholders’ equity on the consolidated statements of financial condition.

Fair Value Option

Effective January 1, 2008, SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an eligible asset or eligible liability, that otherwise not accounted for at fair value under other accounting standards. Upon adoption of SFAS No. 159, the Company did not elect the fair value option on any of its existing eligible financial assets and liabilities. Subsequent to the adoption of SFAS No. 159, the Company will consider and may elect fair value option for eligible items that arise from new transactions or events.

6. Credit Events – CDS on ABS

On January 30, 2008, S&P announced a change in their ratings methodology and assumptions relating to CDOs and other structured products, including certain asset backed securities (ABS). As a result of these changes, the S&P ratings on six residential mortgage backed securities referenced by credit default swaps written by Primus Financial were downgraded to CCC (S&P) or below.

Under the terms of our agreements governing the credit swaps on ABS, a downgrade of the underlying ABS securities to CCC/Caa2 (S&P/Moody’s) or below is considered a defined credit event. Upon the occurrence of a defined credit event, a counterparty to the credit swap has the right to present the underlying ABS, in whole or in part, to Primus Financial in exchange for the cash notional value of the credit swap corresponding to the face amount of the securities presented (“Physical Settlement”). If, following a defined credit event, no Physical Settlement occurs, a counterparty may make a loss claim up to the cash notional value of the credit swap, in the event of a principal write-down event, if any (“Pay-As-You-Go”). A principal write-down event occurs when the ABS servicer determines that there is insufficient collateral to pay a portion or all of the face value of the underlying securities. Any principal write-down claims will be paid by Primus Financial up to the notional amount of the credit default swap.

During the three months ended March 31, 2008, of the six ABS credit swaps which were downgraded to CCC (S&P) or below, one counterparty has physically settled by delivering to Primus Financial an ABS with $5 million face amount and Primus Financial paid $5 million to the counterparty. That swap was terminated as a result of the physical settlement and Primus Financial will no longer receive swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At March 31, 2008, the notional principal amount and the fair values of the remaining five credit swaps, which were downgraded to CCC (S&P) were $40.0 million and $(33.0) million, respectively. At March 31, 2008, the notional principal amount and the fair values on credit swaps sold on ABS, which had not been downgraded to CCC/Caa2 (S&P/Moody’s) or below was $35.0 million and $(19.1) million, respectively.

7. Restructuring

During the fourth quarter of 2007, the Company decided to discontinue Harrier, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. As a result of this decision, in the fourth quarter of 2007, the Company recorded restructuring costs of $3.0 million. Of the total restructuring costs, approximately $2.2 million was in connection with the write-off of certain software and technology assets and approximately $0.8 million related to net costs of employee termination benefits.

At December 31, 2007, the balance of restructuring liabilities was approximately $1.7 million, which consisted entirely of payments for employee termination benefits. All employee termination benefits were paid by the end of the first quarter of 2008.

8. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2008	2007
Net earnings (loss) available to common shareholders	$(670,078)	$(9,718)
Weighted-average basic shares outstanding	45,108	44,164
Effect of dilutive instruments
Employee options	—	—
Restricted share units	—	—
Warrants	—	—
Dilutive potential shares	—	—
Diluted shares	45,108	44,164
Basic EPS	$(14.85)	$(0.22)
Diluted EPS	$(14.85)	$(0.22)

For the three months ended March 31, 2008 and 2007, approximately 2.5 million and 1.5 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

9. Share Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee options and other forms of equity compensation based on estimated fair values.

Compensation expense is recognized based on the fair value of options, performance shares, restricted shares and restricted share units (“RSU”) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for share awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any options during the three months ended March 31, 2008.

The following table is a summary of option activity for the three months ended March 31, 2008:

	March 31, 2008
	Number of shares	Weighted average exercise price
Outstanding at December 31, 2007	1,311,624	$11.61
Granted	—	$—
Exercised	—	$—
Forfeited	(7,475)	$12.74
Outstanding at March 31, 2008	1,304,149	$11.60
Exercisable at March 31, 2008	595,813	$11.24

The following table summarizes the status of the Company’s options as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 - $6.94	65,625	4.9	$6.94	65,625	$6.94
$6.95 - $9.76	113,125	5.9	$9.76	113,125	$9.76
$9.77 - $13.50	1,125,399	5.3	$12.06	417,063	$12.31
Total	1,304,149			595,813

The Company recorded share compensation expense of approximately $1.3 million and $1.0 million during the three months ended March 31, 2008 and 2007, respectively. Share compensation expense is included in compensation and employee benefits in the condensed consolidated statements of operations.

As of March 31, 2008, total unrecognized share-based compensation expense related to nonvested share awards was $10.6 million. This expense is expected to be recognized over a weighted average period of 1.5 years.

10. Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(670,078)	$(9,718)
Foreign currency translation adjustments	(46)	5
Change in net unrealized gains (losses) on available-for-sale investments	(1,275)	646
Total comprehensive loss	$(671,399)	$(9,067)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes which appear in the Company’s Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s Annual Report on Form 10-K, particularly under Item 1A “Risk Factors” and the heading “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

Primus Guaranty, Ltd. is a holding company that was incorporated in Bermuda in 1998 and conducts business through its two principal operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC, or Primus Financial a Credit Derivatives Product Company (“CDPC”) with “AAA/Aaa” counterparty ratings by Standard & Poor’s Ratings Group, or S&P, and Moody’s Investors Service, Inc., or Moody’s, respectively. Primus Asset Management, Inc., or Primus Asset Management, one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities.

Primus Financial

Primus Financial Products is a CDPC with AAA/Aaa (S&P/Moody’s) ratings. It is a seller of credit swaps to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium Primus Financial agrees, upon the occurrence of a default or other defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries, countries and rating grades. Primus Financial monitors the credit worthiness of Reference Entities in its credit swap portfolio on an ongoing basis. As part of the risk management process, Primus Financial strives to take pro-active risk mitigation actions.

In establishing business relationships, Primus Financial’s swap counterparties prior to entering into a credit swap, generally analyze our financial condition and establish credit limits. Counterparties monitor the appropriateness of these limits on an ongoing basis in order to limit their risk that Primus Financial will not be able to meet its obligations. In turn, Primus Financial manages its counterparty credit risk by selecting counterparties we believe to be financially strong, by performing ongoing assessment of their credit worthiness and by establishing and managing to prudent credit limits.

Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches” and sells credit swaps referencing residential mortgage-backed securities, which are referred to as “ABS.” Defined credit events related to ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation.

At March 31, 2008, Primus Financial’s combined portfolio of credit swaps totaled $24.3 billion, which includes $19.5 billion of single name credit swaps, $4.7 billion of tranches and $75.0 million of credit swaps on ABS.

Primus Asset Management

Primus Asset Management, Inc., or Primus Asset Management, acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management currently manages two CLOs. A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade Collateralized Swap Obligations, or CSOs, on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees from third party entities for its investment management services on the five transactions totaling $1.6 billion of assets under management at March 31, 2008.

Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.

PRS Trading Strategies/Harrier

As of December 31, 2007, PRS Trading was inactive, therefore, comparisons from the prior year are not meaningful. As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions.

Net Credit Swap Revenue (Loss)

During the first quarter of 2008, we continued to observe and experience a widening of market credit swap premium levels, which resulted in a decline in the fair value of our credit swap sold. Accordingly, we recorded significant net credit swap losses of $663.6 million, which negatively impacted our U.S. GAAP results. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.

Net credit swap revenue (loss) in our condensed consolidated statements of operations, comprises the premiums earned and expensed on credit swaps, gains or losses realized as a result of the termination of credit swaps and changes in the fair value of our credit swaps. Primus Financial generally sells credit swaps in order to earn premium income over the tenor of the contract, generally five years. We receive premium income from the credit swaps we sell. In general, premiums are received quarterly in arrears and are accrued daily into income.

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

Primus Financial enters into ISDA Master Agreements with its counterparties and aggregates its transactions on a counterparty basis for presentation in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value, in our condensed consolidated statements of financial condition. If the aggregate total of fair values for a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value, in our condensed consolidated statements of financial condition.

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

Second, we may elect to terminate a transaction for reasons other than credit considerations. Terminations of this type may generate realized gains or losses. In making a decision to terminate a transaction for reasons other than credit considerations, we consider a number of different factors, including our view as to whether the capital dedicated to the position could be profitably reallocated to other opportunities over a short time horizon, the total size of our portfolio in relation to our capital and the total size of our swap positions and exposures with a particular counterparty. We refer to terminations effected under these circumstances as “resizing” or “rebalancing”. Since inception, we have terminated less than 9% of the notional amount of credit swaps sold, based on resizing or rebalancing considerations.

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

Credit Event – CDS on ABS

On January 30, 2008, Standard and Poor’s Rating Services (“S&P”) announced a change in their ratings methodology and assumptions relating to CDOs and other structured products, including certain asset backed securities (ABS). As a result of these changes, the S&P ratings on six residential mortgage backed securities referenced by credit default swaps written by Primus Financial were downgraded to CCC (S&P) or below.

Under the terms of our agreements governing the credit swaps on ABS, a downgrade of the underlying ABS securities to CCC/Caa2 (S&P/Moody’s) or below is considered a defined credit event. Upon the occurrence of a defined credit event, a counterparty to the credit swap has the right to present the underlying ABS, in whole or in part, to Primus Financial in exchange for the cash notional value of the credit swap corresponding to the face amount of the securities presented (“Physical Settlement”). If, following a defined credit event, no Physical Settlement occurs, a counterparty may make a loss claim up to the cash notional value of the credit swap, in the event of a principal write-down event, if any (“Pay-As-You-Go”). A principal write-down event occurs when the ABS servicer determines that there is insufficient collateral to pay a portion or all of the face value of the underlying securities. Any principal write-down claims will be paid by Primus Financial up to the notional amount of the credit default swap.

During the three months ended March 31, 2008, of the six ABS credit swaps which were downgraded to CCC (S&P) or below, one counterparty has physically settled by delivering to Primus Financial an ABS with $5 million face amount and Primus Financial paid $5 million to the counterparty. That swap was terminated as a result of the physical settlement and Primus Financial will no longer receive swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At March 31, 2008, the notional principal amount and the fair values of the remaining five credit swaps, which were downgraded to CCC (S&P) were $40.0 million and $(33.0) million, respectively. At March 31, 2008, the notional principal amount and the fair values on credit swaps sold on ABS, which had not been downgraded to CCC/Caa2 (S&P/Moody’s) or below was $35.0 million and $(19.1) million, respectively.

Income Taxes

Primus Guaranty, PRS Trading Strategies, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing federal tax audits, however, no audit has yet been completed. For United States federal income tax purposes, Primus Guaranty and Primus Bermuda are likely to be treated as PFICs.

Critical Accounting Policies

Valuation of Financial Instruments

A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques using unobservable inputs (Level 3). Observable inputs are inputs that market participants would use in pricing the asset or liability that are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. These valuations techniques involve some level of management estimation and judgment. The degree to which management’s estimation and judgment is required is generally dependent upon the market price transparency for the instruments, the availability of observable inputs, frequency of trading in the instruments and the instrument’s complexity.

In measuring the fair market values of its financial instruments, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs based on the fair value hierarchy established in SFAS No. 157. The hierarchy is categorized into three levels based on the reliability of inputs as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets of liabilities.

The Company’s cash and cash equivalents, which include money market accounts, are categorized within Level 1. The Company does not adjust the quoted prices for such financial instruments.

•

Level 2 – Valuations based on quoted prices in markets that are not considered to be active; or valuations for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.

The Company’s U.S. government agency obligations, commercial paper, single name credit swaps and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.

•	Level 3 – Valuations based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s CLO investments, ABS bond, credit swaps sold on ABS and credit swap-tranches are categorized within Level 3 of the fair value hierarchy.

As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. The consideration of nonperformance risk resulted in an adjustment of $202.1 million as of March 31, 2008, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition and increased net credit swap revenues in the condensed consolidated statements of operations.

Level 3 Assets and Liabilities

Level 3 assets which include our two CLO investments and ABS bond were $7.0 million or 0.8% of total assets measured at fair value at March 31, 2008. Level 3 liabilities which include our credit swaps sold on ABS and tranches were $713.6 million or 58% of total liabilities measured at fair value at March 31, 2008. Our credit swap valuation techniques are described below. See also note 5 of notes to condensed consolidated financial statements for further discussion.

Valuation Techniques - Credit Swaps

The Company’s fair value of its portfolio of single name, tranches and ABS credit swaps, depends upon a number of factors including:

•	The contractual terms of the swap contract, which include the reference entity, the notional value, the maturity, the credit swap premium and the currency of the swap.
•

Current market data, including credit swap premium levels pertinent to each reference entity, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying reference entities within each tranche transaction to relevant credit swap indices.

•	Valuation models, which are used to derive a fair value of credit swaps. Our valuation models have been internally developed but are benchmarked against market-standard models.
•

Consideration of the credit risk of our counterparties, as well as our own nonperformance risk. SFAS No. 157 requires that our own nonperformance risk be considered when determining the fair value of our credit swaps.

•	Fair value estimates of credit swap from third party valuation services and/or credit swap counterparties.

In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps we have transacted and the comparable current market premium. The valuation process the company uses to obtain fair value is described below:

•

For the single-name credit swaps, our valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and derives average credit swap premium quotes on specific Reference Entities. We adjust the independent mid-market credit swap premium quotes to derive exit price valuations.

•

For tranche transactions, we obtain a mid-market valuation for each tranche transaction using our tranche valuation model. The inputs to our valuation model include: current credit swap premium quotes obtained from an independent pricing service on the reference entities within the tranche, our trader’s estimate of correlation levels derived from credit swap indices, current interest rates and estimated recovery values on the securities issued by underlying reference entities. We adjust the mid-market valuations obtained from our model to exit price valuations, using quotes obtained from our tranche counterparties.

•	For credit swaps on ABS, we obtain mid-market valuations from an independent valuation service and quotes from our counterparty. We adjust the mid-market valuations to obtain exit price valuations.

Valuation Techniques - Other Financial Instruments

The Company uses the following valuation techniques to determine the fair value of its other financial instruments:

•

For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.

•	For U.S. government agency obligations and commercial paper, the fair value is based upon observable quoted market prices and benchmarked to third party quotes.
•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to multiple third party quotes.
•

For the ABS bond, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, including default, prepayment, recovery and interest rate data.

•

For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuation is benchmarked to third party quotes.

Share-Based Employee Compensation Plans

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee options and other forms of equity compensation based on estimated fair values.

Compensation expense is recognized based on the fair value of options, performance shares, restricted shares and restricted share units (“RSU”) as determined on the date of grant and is being expensed over the related vesting period. The fair value of the options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option pricing model for determining the estimated fair value for share awards as it deems it to be the most appropriate model. The use of the Black-Scholes model requires certain estimates for values of variables used in the model.

Results of Operations

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

Overview

The challenging and volatile period for the global credit markets that began during the second half of 2007 continued throughout the first quarter of 2008. During the first quarter of 2008, credit spreads widened significantly as a result of a broad-based repricing of credit risk. The credit markets also experienced high levels of volatility and a general lack of liquidity. The rating agencies also continued to take actions with downgrade across various sectors including structured credit vehicles related to sub-prime mortgages. The Federal Reserve Bank and other central banks took actions to add liquidity to the markets. Additionally, the Federal Reserve orchestrated a sale of a major investment bank which if it had failed would have resulted significant losses across the financial markets.

Widening credit spreads presented opportunities to increase our transaction volume in our credit protection business. During the first quarter of 2008, Primus Financial’s new credit swap notional transaction volume was $1.2 billion. In addition, the notional portfolio increased by approximately $600 million due to the appreciation in the euro during the quarter, which was partially offset by maturities of $500 million. Primus Financial’s total notional credit swap portfolio was $24.3 billion at March 31, 2008. Most of our new business volume was completed early in the first quarter of 2008. Beginning in February 2008, we saw a sharp reduction in the number of counterparties we were able to transact with. During March 2008, new credit swap business flow for the most part came to a halt.

The significant widening in credit spreads had a negative impact on our U.S. GAAP results for the three months ended March 31, 2008, primarily resulting from significant unrealized losses from the mark-to-market losses of our credit swap portfolio.

Continued concerns about the impact of subprime-related loans caused broader credit markets to deteriorate further, with lower levels of liquidity and price transparency for certain credit products, including CSOs and CLOs. We expect these tight credit conditions to continue in the upcoming quarters, and as a result, opportunities for Primus Asset Management to engage as asset manager in CLO transactions may be curtailed until credit markets improve.

In addition, investor uncertainty in the debt capital market for auction rate securities during the second half of 2007 continued throughout the first quarter of 2008. The lack of investor demand has created a weakness in the auction rate market. As a result, our preferred securities and deferrable interest notes continue to be set at the maximum spread rates.

Our net loss for the first quarter of 2008 was $(670.1) million compared with $(9.7) million for the first quarter of 2007. The net loss during the first quarter of 2008 was substantially due to significant mark-to-market unrealized losses on credit swaps from the portfolio of credit swaps sold as compared with lower mark-to-market unrealized losses on credit swaps during the first quarter of 2007.

Net credit swap premiums earned were $27.3 million in the first quarter of 2008, compared with $18.5 million in the first quarter of 2007. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold.

Interest income on our portfolio of investments was $9.2 million in the first quarter of 2008, compared with $10.0 million in the first quarter of 2007. The decrease is primarily due to lower market interest rates in 2008, partially offset by higher invested balances during the period.

Interest expense and distributions on preferred securities issued by Primus Financial were $6.7 million in the first quarter of 2008, compared with $6.8 million in the first quarter of 2007. The decrease is primarily due to lower short-term market interest rates, offset by higher maximum spread rates as discussed above.

Our operating expenses were $10.0 million in both the first quarter of 2008 and in the first quarter of 2007, respectively. Overall, operating expenses remained flat, with reduced costs in depreciation and amortization and other general expenses, offset by higher compensation and employee benefits and technology and data costs.

Net Credit Swap Loss

Consolidated net credit swap loss was $(663.6) million and $(4.9) million for the three months ended March 31, 2008 and 2007, respectively.

The table below shows the Company’s consolidated net credit swap loss, which is generated primarily by Primus Financial for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Primus Financial	$(664,327)	$(3,680)
PRS Trading/Harrier	712	(1,197)
Total consolidated net credit swap loss	$(663,615)	$(4,877)

During the three months ended March 31, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007. Net credit swap loss for PRS Trading Strategies primarily consisted of mark-to-market unrealized losses on its credit swap portfolio during the three months ended March 31, 2007.

Net credit swap loss for Primus Financial is discussed below.

Net Credit Swap Loss – Primus Financial

Net credit swap loss was $(664.3) million and $(3.7) million for the three months ended March 31, 2008 and 2007, respectively.

Net credit swap loss includes:

•	Net premiums earned;
•	Net realized gains (losses) on credit swaps; and
•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap loss for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Net premiums earned	$27,295	$18,401
Net realized losses on credit swaps	(4,849)	(749)
Net unrealized losses on credit swaps	(686,773)	(21,332)
Total net credit swap loss	$(664,327)	$(3,680)

Net Premiums Earned – Primus Financial

Net premiums earned were $27.3 million and $18.4 million for the three months ended March 31, 2008 and 2007, respectively. Net premiums earned include:

•	Premium income on single name credit swaps sold;
•	Premium income on tranches sold;
•	Premium income on credit swaps sold on asset backed securities (ABS);
•	Net premium income on credit swaps undertaken to offset credit risk.

The table below shows the components of net premiums earned for the three months ended March 31, 2008 and 2007 (in thousands).

	Three months ended March 31,
	2008	2007
Premium income on single name credit swaps sold	$21,884	$16,993
Premium income on tranches sold	5,123	1,368
Premium income on credit swaps sold on ABS	280	40
Net premium income on credit swaps undertaken to offset credit risk	8	—
Total net premiums earned	$27,295	$18,401

Premium income on single name credit swaps sold was $21.9 million and $17.0 million during the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to the expansion of our credit swap portfolio. The average notional amounts outstanding of credit swaps sold were $19.4 billion and $15.4 billion for the three months ended March 31, 2008 and 2007, respectively.

Premium income from tranches sold was $5.1 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. The average notional amount of tranches outstanding was $4.7 billion and $833.3 million for the three months ended March 31, 2008 and 2007, respectively.

Premium income on credit swaps sold on ABS was $280 thousand and $40 thousand during the three months ended March 31, 2008 and 2007, respectively. The average notional amount of credit swaps sold on ABS outstanding was $76.7 million and $26.7 million for the three months ended March 31, 2008 and 2007, respectively.

Net Realized Gains (Losses) on Credit Swaps – Primus Financial

Net realized gains (losses) for the three months ended March 31, 2008 and 2007 are summarized below (in thousands):

	Three months ended March 31,
	2008	2007
Realized gains on terminated credit swaps sold	$24	$244
Realized losses on terminated credit swaps sold	(4,877)	(993)
Net realized gains on terminated credit swaps undertaken to offset credit risk	4	—
Total net realized losses on credit swaps	$(4,849)	$(749)

Net realized losses on the early termination of credit swaps sold were $4.8 million and $749 thousand for the three months ended March 31, 2008 and 2007, respectively. We terminated $60.6 million and $101.6 million notional amount of credit swaps sold during the three months ended March 31, 2008 and 2007, respectively. The realized losses incurred during the three months ended March 31, 2008 were primarily the result of the credit event on one of our credit swaps sold on ABS as previously discussed. The realized losses incurred during the three months ended March 31, 2007 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial

The unrealized gains (losses) on credit swaps sold for the three months ended March 31, 2008 and 2007 are summarized below (in thousands):

	Three months ended March 31,
	2008	2007
Net unrealized losses on credit swaps sold	$(342,261)	$(8,042)
Net unrealized losses on tranches sold	(341,405)	(12,163)
Net unrealized losses on credit swaps sold on ABS	(3,471)	(1,127)
Net unrealized gains on credit swaps undertaken to offset credit risk	364	—
Total net unrealized losses on credit swaps	$(686,773)	$(21,332)

Net unrealized losses on credit swaps were $(686.8) million and $(21.3) million for the three months ended March 31, 2008 and 2007, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. As previously discussed, we continued to experience a significantly widening of market credit swap premium levels as a result of the substantial re-pricing of credit risk, which led to the unrealized losses on our credit swap portfolio. The unrealized loss on credit swaps for the first quarter of 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps compared with the prior period.

Asset Management and Advisory Fees

We earned $1.1 million and $661 thousand of asset management and advisory fees for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to asset management fees related to Primus CLO II, Ltd., which was completed on July 10, 2007.

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

In addition, Primus Asset Management manages three investment grade Collateralized Swap Obligations, or CSOs, on behalf of third parties. Some of our CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at March 31, 2008 or 2007, respectively.

Interest Income

We earned interest income of $9.2 million and $10.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio, partially offset by higher average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.

Weighted average yields on our cash, cash equivalents and investments were 4.28% in the three months ended March 31, 2008 compared with 4.95% for the three months ended March 31, 2007.

The table below summarizes our interest income for the three months ended March 31, 2008 and 2007 and our total cash, cash equivalents, available-for-sale and trading account securities at March 31, 2008 and 2007 (in thousands).

	Three months ended March 31,
	2008	2007
Interest income	$9,194	$9,977
Cash and cash equivalents	$453,822	$155,212
Available-for-sale and trading account securities	417,194	657,267
Total cash, cash equivalents, available-for-sale and trading account securities	$871,016	$812,479

Other Trading Revenue

During the three months ended March 31, 2008, we did not record other trading revenues as PRS Trading/Harrier ceased trading. During the three months ended March 31, 2007, PRS Trading Strategies recorded other trading revenues of $1.3 million, which excluded PRS Trading Strategies’ net credit swap loss of $(1.2) million as discussed under net credit swap loss caption. Other trading revenue comprised of the net trading gains from PRS Trading Strategies’ total return swaps, loan warehousing and trading activities.

Foreign currency revaluation

We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 45% of the notional amount of our Primus Financial single name credit swaps sold portfolio at March 31, 2008. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the three months ended March 31, 2008 and 2007, we recorded foreign currency revaluation gains (losses) of $(25) thousand and $51 thousand, respectively.

Operating Expenses

Our operating expenses were $10.0 million and $10.0 million for the three months ending March 31, 2008 and 2007, respectively, as summarized below (dollars in thousands):

	Three months ended March 31,
	2008	2007
Compensation and employee benefits	$6,191	$6,004
Professional and legal fees	1,023	976
Depreciation and amortization	329	577
Technology and data	1,111	877
Other	1,323	1,535
Total operating expenses	$9,977	$9,969
Number of full-time employees, at end of period	52	55

Compensation expense for the three months ended March 31, 2008 increased $0.2 million over the comparable prior period. Overall, the increase was primarily the result of higher performance based incentives and share compensation, partially offset by a decrease in headcount. Our accrued cash incentive compensation expense was $2.5 million for the three months ended March 31, 2008, compared with an accrued expense of $2.0 million for the corresponding prior period. Share compensation expense was approximately $1.3 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting, recruitment fees, director and officer insurance expense. The increase in professional fees is primarily due to higher legal and consulting fees, partially offset by lower employee recruiting costs.

Depreciation and amortization expense decreased primarily as a result of certain capitalized software development costs being fully amortized. The increase in technology and data expense was primarily attributable to the expansion of our asset management portfolio related to CLOs and tranches.

Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses was primarily due to lower rating agency fees and general expenses.

Interest Expense and Preferred Distributions

Investor uncertainty in the debt capital market for auction rate securities continued throughout the first quarter of 2008, and as a result, our preferred securities and deferrable interest notes continued to be set at the maximum spread rates.

For the three months ended March 31, 2008 and 2007, we recorded $4.9 million and $4.9 million of interest expense, respectively. Interest expense remained relatively flat primarily the result of lower short-term interest rates, which were offset by the higher maximum spread rates set on our subordinated deferrable notes. The average interest rate was 6.02% and 5.98% for the three months ended March 31, 2008 and 2007, respectively.

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus a spread as defined in the agreement.

Primus Financial also made net distributions of $1.8 million and $1.9 million during the three months ended March 31, 2008 and 2007, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The decrease in net distributions was primarily due to the overall change between lower short-term interest rates and higher maximum spread rates set on our preferred securities. The average interest rate on these securities was 7.22% and 7.61% for the three months ended March 31, 2008 and 2007, respectively.

Income Taxes

Provision for income taxes was $49 thousand and $56 thousand for the three months ended March 31, 2008 and 2007, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $8.4 million and $8.4 million as of March 31, 2008 and December 31, 2007, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s share compensation expense, capitalized costs and pre-operating formation costs. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(302.9) million and $(3.5) million for the three months ended March 31, 2008 and 2007, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

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

•	Provision for credit events

We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of our credit swap portfolio do not necessarily cause us to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage our portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark to market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of our credit swap portfolio have no impact on our liquidity as we do not provide counterparties with collateral or our credit ratings as our capital models do not consider it as part of determining capital sufficiency. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize these realized gains over the original remaining life of the terminated contracts.

The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP:

	Three Months Ended March 31,
	2008	2007
GAAP net loss	$(670,078)	$(9,718)
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	686,772	21,332
Less: Realized gains from early termination of credit swaps sold by Primus Financial	(24)	(244)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	733	1,833
Less: Provision for credit events	(189)	—
Add: Deduction against provision for credit events	4,875	—
Net Economic Results	$22,089	$13,203

Economic earnings per diluted share	$0.49	$0.30
Economic weighted average common shares outstanding - diluted	45,116	44,723

In the fourth quarter of 2007, we created a provision of $40.9 million in our Economic Results for credit events that occurred in January 2008 with respect to six credit swap transactions in the portfolio of CDS of ABS. During the first quarter of 2008, one counterparty delivered to Primus Financial an ABS security with a $5 million face amount and Primus Financial paid $5 million to the counterparty. That swap was terminated as a result of the physical settlement and Primus Financial will no longer receive credit swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. Based on the value of the delivered bond at its delivery date, we increased the provision by an additional $189 thousand in the first quarter of 2008.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2008 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Property leases	$9,612	$1,255		$2,511		$2,478		$3,368
Senior notes	125,000	—		—		—		125,000
Interest on senior notes (b)	251,465	8,750		17,500		17,500		207,715
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000
Total	$586,077	$10,005		$20,011		$19,978		$536,083
(a)	Payments on our subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.
(b)	Net interest payments on the $125 million, 7% senior notes will vary due to our interest rate swap agreement.

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

Liquidity and Capital Resources

Capital Strategy

Our consolidated cash, cash equivalents and available-for-sale investments were $871.0 million and $860.3 million as of March 31, 2008 and December 31, 2007, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its principal operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs.

In order to support its AAA/Aaa ratings, Primus Financial, is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business. Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Primus Financial does not provide collateral to its counterparties. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At March 31, 2008 and December 31, 2007, Primus Financial had cash, cash equivalents and available-for-sale investments of $773.9 million and $749.5 million, which management believes is sufficient to operate its credit swap business.

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

Cash Flows

Cash flows from operating activities – Net cash provided by (used in) operating activities was $13.5 million and $(55.9) million for the three months ended March 31, 2008 and 2007, respectively. The increase is primarily attributable to higher premium income on a larger credit swap portfolio during the first quarter of 2008 compared with the first quarter of 2007. During the first quarter of 2007, the decrease was due to our consolidation of the SPE warehouse loans held for securitization.

Cash flows from investing activities – Net cash provide by (used in) investing activities was $199.7 million and $(57.0) million for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to our available-for-sale-investments maturing during the first quarter of 2008 compared with 2007.

Cash flows from financing activities – Net cash provided by (used in) financing activities was $(2.0) million and $63.7 million for the three months ended March 31, 2008 and 2007, respectively. The change is primarily due to our consolidation of the SPE warehouse loan funding and proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd., during the first quarter of 2007, absent during the first quarter of 2008.

With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and debt service obligations (including preferred distributions) over at least the next twelve months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted the provisions of SFAS No. 157. For additional information and discussion, see note 5 of notes to the condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, we adopted the provisions of SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on our condensed consolidated financial statements. For additional information and discussion, see note 5 of notes to the condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 161 in the first quarter of 2009. The Company is currently evaluating the disclosure requirements that adoption SFAS No. 161 will have on its consolidated financial statements. However, since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report of Primus Guaranty includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Primus Guaranty cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States (U.S.) and abroad;
•	the level of activity within the national and international credit markets;
•	the level of activity in the leveraged buyout and private equity markets;
•	competitive conditions and pricing levels;
•	change in rating agency requirements or methodology;
•	counterparty limits and risk;
•	legislative and regulatory developments;
•	technological developments;
•	changes in tax laws;
•	changes in international or national political or economic conditions, including any terrorist attacks;
•	uncertainties that have not been identified at this time.

The Company undertakes no obligation to publicly correct or update any forward-looking statement if it later becomes aware that such results are not likely to be achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of March 31, 2008, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $83.1 million.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: May 12, 2008