Form 10-Q
period 2008-06-30
PRIMUS GUARANTY LTD
filed 2008-08-08
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-32307

Primus Guaranty, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Required
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
(Address of principal executive offices, including zip code)
441-296-0519
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2008, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 45,229,069.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended June 30, 2008

Part I. Financial Information
Item 1. Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$303,858	$242,665
Available-for-sale investments	589,203	617,631
Accrued interest receivable	6,134	7,684
Accrued premiums and receivables on credit and other swaps	3,470	4,187
Unrealized gain on credit and other swaps, at fair value	339	606
Fixed assets and software costs, net	4,850	5,036
Debt issuance costs, net	6,809	6,965
Other assets	2,673	3,872

Total assets	$917,336	$888,646

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$2,182	$2,182
Accrued compensation	4,704	5,957
Interest payable	369	831
Unrealized loss on credit and other swaps, at fair value	986,492	544,731
Accrued premiums and payables on credit and other swaps	—	1,770
Long-term debt	325,570	325,904
Restructuring liabilities	—	1,709
Other liabilities	497	503

Total liabilities	1,319,814	883,587

Preferred securities of subsidiary	98,521	98,521

Commitments and contingencies
Shareholders’ equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 45,226,856 and 45,035,593 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3,618	3,603
Additional paid-in-capital	282,587	280,224
Accumulated other comprehensive loss	(7,152)	(4,712)
Retained earnings (deficit)	(780,052)	(372,577)

Total shareholders’ equity (deficit)	(500,999)	(93,462)

Total liabilities, preferred securities of subsidiary and shareholders’ equity (deficit)	$917,336	$888,646

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Net credit swap revenue (loss)	$270,990	$(15,995)	$(392,625)	$(20,872)
Asset management and advisory fees	1,090	625	2,180	1,286
Interest income	6,319	10,316	15,513	20,293
Other trading revenue	—	708	—	1,967
Foreign currency revaluation loss	(102)	(63)	(127)	(12)

Total net revenues	278,297	(4,409)	(375,059)	2,662

Expenses
Compensation and employee benefits	5,964	5,972	12,155	11,976
Professional and legal fees	1,281	1,463	2,304	2,439
Depreciation and amortization	334	370	663	947
Technology and data	900	1,078	2,011	1,955
Interest expense	3,973	4,859	8,864	9,721
Other	1,300	1,410	2,623	2,945

Total expenses	13,752	15,152	28,620	29,983
Distributions on preferred securities of subsidiary	1,942	1,959	3,747	3,861

Income (loss) before provision for income taxes	262,603	(21,520)	(407,426)	(31,182)
Provision (benefit) for income taxes	—	(4)	49	52

Net income (loss) available to common shares	$262,603	$(21,516)	$(407,475)	$(31,234)

Income (loss) per common share:
Basic	$5.81	$(0.48)	$(9.02)	$(0.70)
Diluted	$5.78	$(0.48)	$(9.02)	$(0.70)
Average common shares outstanding:
Basic	45,225	45,012	45,166	44,588
Diluted	45,406	45,012	45,166	44,588
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands except per share amounts)

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities
Net loss	$(407,475)	$(31,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items included in net loss:
Depreciation and amortization	663	947
Share compensation	2,573	2,248
Net unrealized losses on credit and other swaps	442,028	58,996
Net amortization of premium and discount on securities	(1,128)	(4,634)
Amortization of debt issuance costs	156	156
Distributions on preferred securities of subsidiary	3,747	3,861
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	1,550	(171)
Accrued premiums and interest receivable on credit and other swaps	717	(755)
Deposit and warehouse loan agreement	—	(6,022)
Warehouse loans held for securitization	—	(336,278)
Other assets	865	(3,459)
Trading account assets	—	1,334
Accounts payable and accrued expenses	—	(635)
Accrued compensation	(1,253)	(4,752)
Trading account liabilities	—	(32)
Accrued premiums and payables on credit and other swaps	(1,770)	—
Interest payable	(462)	(200)
Restructuring liabilities	(1,709)	—
Other liabilities	(6)	51

Net cash provided by (used in) operating activities	38,496	(320,579)

Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(477)	(1,064)
Payments received from CLO investments	2,063	—
Purchases of available-for-sale investments	(1,059,776)	(413,731)
Maturities and sales of available-for-sale investments	1,084,890	381,499

Net cash provided by (used in) investing activities	26,700	(33,296)

Cash flows from financing activities
Repurchase and retirement of common shares	(195)	(1,142)
Proceeds from exercise of options and issue of shares	—	557
Proceeds from exercise of warrants	—	7,335
Warehouse loan payable	—	336,278
Net preferred distributions of subsidiary	(3,747)	(3,861)

Net cash provided by (used in) financing activities	(3,942)	339,167

Net effect of exchange rate changes on cash	(61)	(5)
Net increase (decrease) in cash	61,193	(14,713)
Cash and cash equivalents at beginning of period	242,665	204,428

Cash and cash equivalents at end of period	$303,858	$189,715

Supplemental disclosures
Cash paid for interest	$9,171	$9,815
Cash paid for taxes	$25	$22
See accompanying notes.

1. Organization and Basis of Presentation
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business through its two principal operating subsidiaries, Primus Financial Products, LLC (“Primus Financial”) and Primus Asset Management, Inc. (“Primus Asset Management”).
Primus Financial, incorporated in Delaware, is a credit derivatives product company (“CDPC”), which has AAA/Aaa counterparty ratings by Standard & Poor’s Rating Group (“S&P”), and Moody’s Investors Service, Inc. (“Moody’s”), respectively. Primus Financial is a seller of credit swaps to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial agrees, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, diversified credit swap portfolio across Reference Entities, industries, countries and rating grades. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches,” and sells credit swaps referencing residential mortgage-backed securities, which are referred to as ABS. Defined credit events related to ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation.
Primus Asset Management, a Delaware services company, acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two collateralized loan obligations (“CLOs”). A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”) on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees for its investment management services on the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of June 30, 2008, CLO and CSO assets under management were approximately $1.5 billion. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.
Primus Re, Ltd. (“Primus Re”), another subsidiary, is a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Bermuda Insurance Act of 1978. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re was inactive during the six months ended June 30, 2008.
As of March 31, 2008, Harrier Credit Strategies Master Fund, LP (“Harrier”) ceased trading activities and closed all of its trading positions. As of December 31, 2007, PRS Trading Strategies, LLC (“PRS Trading Strategies”) was inactive.

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
2. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. For additional information and discussion, see note 5 of notes to the condensed consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 161 in the first quarter of 2009. The Company is currently evaluating the disclosure requirements that adoption of SFAS No. 161 will have on its condensed consolidated financial statements. However, since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

3. Available-for-sale Investments
Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies and the Company’s CLO investments. The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity. Available-for-sale investments have maturities at time of purchase greater than 90 days.
The following table summarizes the composition of the Company’s available-for-sale investments at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$565,741	$304	$(219)	$565,826
Collateralized loan obligations	13,616	—	(6,878)	6,738
Corporate debt securities	17,024	—	(429)	16,595
ABS bond	61	—	(17)	44

Total	$596,442	$304	$(7,543)	$589,203

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$607,663	$480	$(169)	$607,974
Collateralized loan obligations	14,880	—	(5,223)	9,657

Total	$622,543	$480	$(5,392)	$617,631

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$418,954	$(219)	$—	$—	$418,954	$(219)
Collateralized loan obligations	3,553	(4,451)	3,185	(2,427)	6,738	(6,878)
Corporate debt securities	16,595	(429)			16,595	(429)
ABS bond	44	(17)	—	—	44	(17)

Total	$439,146	$(5,116)	$3,185	$(2,427)	$442,331	$(7,543)

	December 31, 2007
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$127,139	$(59)	$104,600	$(110)	$231,739	$(169)
Collateralized loan obligations	5,302	(3,065)	4,355	(2,158)	9,657	(5,223)

Total	$132,441	$(3,124)	$108,955	$(2,268)	$241,396	$(5,392)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value; the Company’s intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If the Company, based on its evaluation of the above factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the condensed consolidated statements of operations. Based on the Company’s evaluation, it does not consider these investments to be other-than-temporarily impaired at June 30, 2008 and December 31, 2007.
The U.S. government agency obligations mature before November 2009. The two CLO investments are scheduled to mature in 2019 and 2021, respectively, although the actual maturity of each may be sooner.

4. Net Credit Swap Revenues and Portfolio
Overview
Net credit swap revenue (loss) as presented in the condensed consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps and premium income or expense. The realized gains and losses on credit swaps represent realized gains and losses on the termination of credit swaps. The realization of gains or losses on credit swaps will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.
Credit swaps are derivative transactions that obligate one party to the transaction (the “Seller”) to pay an amount to the other party to the transaction (the “Buyer”) should an unrelated third party (the Reference Entity), specified in the contract be subject to a defined credit event. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss).
All credit swap transactions entered into between the Buyer and the Seller are subject to an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) executed by both parties. The ISDA Master Agreement allows for the aggregation of the market exposures and termination of all transactions between the Buyer and Seller in the event a default (as defined by the ISDA Master Agreement) occurs in respect of either party.
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
First, if Primus Financial receives new information suggesting that the credit quality of the underlying Reference Entity has deteriorated to a material degree, the Company considers the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a defined credit event occurs.
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
Harrier/PRS Trading Strategies
At December 31, 2007, PRS Trading Strategies was inactive. At March 31, 2008, Harrier had closed its remaining credit swap positions.

Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information
The table below presents the components of consolidated net credit swap revenue (loss) for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net premium income	$27,239	$20,304	$54,550	$38,826
Realized gains	—	4,893	1,033	7,688
Realized losses	(898)	(5,385)	(6,084)	(8,552)
Net change in unrealized gains (losses)	244,649	(35,807)	(442,124)	(58,834)

Net credit swap revenue (loss)	$270,990	$(15,995)	$(392,625)	$(20,872)

The table below, represents the Company’s consolidated notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Gross Notional Amounts:
Credit swaps sold-single name	$19,116,761	$18,260,653
Credit swaps sold-tranche	5,000,000	4,700,000
Credit swaps sold-ABS	75,000	80,000
Credit swaps purchased-single name	(16,610)	(25,410)
Fair value:
Asset	339	606
Liability	986,492	544,731
Average fair value:
Asset	720	33,217
Liability	1,058,532	165,087
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

The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties, the notional amounts and fair values of credit swap transactions outstanding for the Company as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$593,163	$(7,390)	$828,504	$(3,953)
Aa	3,507,683	(70,496)	3,832,904	(91,863)
A	6,464,057	(114,745)	6,047,762	(36,544)
Baa	7,507,104	(153,903)	6,882,813	(22,162)
Ba	691,871	(27,376)	570,090	(17,235)
B	352,883	(69,525)	71,080	(2,390)
Caa	—	—	27,500	(2,791)

Total	$19,116,761	$(443,435)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$4,050,000	$(344,347)	$3,450,000	$(172,175)
Aa	500,000	(58,048)	950,000	(94,312)
A	300,000	(55,391)	300,000	(53,569)
Baa	150,000	(31,259)	—	—

Total	$5,000,000	$(489,045)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
A	$15,000	$(9,867)	$25,000	$(12,821)
Baa	10,000	(7,951)	35,000	(20,470)
Ba	—	—	15,000	(11,353)
B	10,000	(8,196)	5,000	(4,038)
Caa	40,000	(31,169)	—	—

Total	$75,000	$(57,183)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aa	$—	$—	$(8,160)	$403
A	(8,160)	2,112	(12,380)	335
Baa	(8,450)	1,398	(4,870)	813

Total	$(16,610)	$3,510	$(25,410)	$1,551

(1)	— See note 6 Credit Events — CDS on ABS for further discussion.

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$1,619,949	$(38,454)	$3,625,845	$(34,091)
Aa	14,662,076	(343,095)	12,153,764	(118,109)
A	1,804,254	(42,816)	2,481,044	(24,738)
Baa	1,030,482	(19,070)	—	—

Total	$19,116,761	$(443,435)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$—	$—	$400,000	$(33,706)
Aa	4,550,000	(429,906)	3,850,000	(246,490)
A	450,000	(59,139)	450,000	(39,860)

Total	$5,000,000	$(489,045)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
Aaa	$—	$—	$15,000	$(10,241)
Aa	50,000	(37,587)	40,000	(21,969)
A	25,000	(19,596)	25,000	(16,472)

Total	$75,000	$(57,183)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aaa	$—	$—	$(5,000)	$383
Aa	(16,610)	3,510	(20,410)	1,168

Total	$(16,610)	$3,510	$(25,410)	$1,551

(1)	— See note 6 Credit Events — CDS on ABS for further discussion.

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$697,408	$(19,726)	$1,071,504	$(32,181)
AA	3,487,028	(49,162)	3,704,784	(56,437)
A	7,150,876	(113,735)	6,550,733	(42,398)
BBB	6,887,034	(173,322)	6,326,638	(20,200)
BB	650,032	(66,818)	478,820	(14,583)
B	212,326	(19,098)	128,174	(11,139)
CCC	32,057	(1,574)	—	—

Total	$19,116,761	$(443,435)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AAA	$4,150,000	$(352,689)	$3,800,000	$(212,582)
AA	250,000	(37,005)	700,000	(67,998)
A	450,000	(68,092)	100,000	(21,880)
BBB	150,000	(31,259)	100,000	(17,596)

Total	$5,000,000	$(489,045)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
A	$5,000	$(2,668)	$50,000	$(29,921)
BBB	10,000	(7,740)	15,000	(7,242)
BB	20,000	(15,395)	15,000	(11,519)
CCC	40,000	(31,380)	—	—

Total	$75,000	$(57,183)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$—	$—	$(8,160)	$403
A	(11,740)	2,647	(12,250)	765
BBB	(4,870)	863	(5,000)	383

Total	$(16,610)	$3,510	$(25,410)	$1,551

(1)	— See note 6 Credit Events — CDS on ABS for further discussion.

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AAA	$—	$—	$5,000	$3
AA	14,072,545	(287,293)	14,367,841	(131,277)
A	5,044,216	(156,142)	3,887,812	(45,664)

Total	$19,116,761	$(443,435)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AA	$4,550,000	$(429,906)	$4,250,000	$(280,196)
A	450,000	(59,139)	450,000	(39,860)

Total	$5,000,000	$(489,045)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
AA	$50,000	$(37,587)	$55,000	$(32,210)
A	25,000	(19,596)	25,000	(16,472)

Total	$75,000	$(57,183)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$(16,610)	$3,510	$(25,410)	$1,551

Total	$(16,610)	$3,510	$(25,410)	$1,551

(1)	— See note 6 Credit Events — CDS on ABS for further discussion.
Primus Financial’s counterparties are generally financial institutions with whom it has entered into ISDA Master Agreements. For the six months ended June 30, 2008, no individual counterparty generated greater than ten percent of the Company’s consolidated net premium revenue. For the six months ended June 30, 2007, one counterparty generated greater than ten percent of the Company’s consolidated net premium revenue.
The table below shows the geographical distribution of the Company’s credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$9,603,795	$(333,787)	$9,531,846	$(149,169)
Europe	8,616,966	(92,147)	7,837,807	(21,719)
Asia-Pacific	717,000	(13,134)	712,000	(4,791)
Others	179,000	(4,367)	179,000	(1,259)

Total	$19,116,761	$(443,435)	$18,260,653	$(176,938)

By Counterparty:
North America	$9,605,502	$(233,046)	$9,431,827	$(100,747)
Europe	9,369,259	(208,790)	8,686,826	(75,709)
Asia-Pacific	132,000	(1,623)	132,000	(534)
Others	10,000	24	10,000	52

Total	$19,116,761	$(443,435)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche
By Counterparty:
North America	$600,000	$(54,693)	$—	$—
Europe	4,400,000	(434,352)	4,700,000	(320,056)

Total	$5,000,000	$(489,045)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1)
By Reference Entity:
North America	$75,000	$(57,183)	$80,000	$(48,682)

Total	$75,000	$(57,183)	$80,000	$(48,682)

By Counterparty:
North America	$45,000	$(34,096)	$45,000	$(24,418)
Europe	30,000	(23,087)	35,000	(24,264)

Total	$75,000	$(57,183)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(16,610)	$3,510	$(25,410)	$1,551

Total	$(16,610)	$3,510	$(25,410)	$1,551

By Counterparty:
Europe	$(16,610)	$3,510	$(25,410)	$1,551

Total	$(16,610)	$3,510	$(25,410)	$1,551

(1)	— See note 6 Credit Events — CDS on ABS for further discussion.

The table below shows the distribution of the Company’s credit swap portfolio by year of maturity as of June 30, 2008 and December 31, 2007 (in thousands). With respect to the credit swaps sold-ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2008	$390,032	$(1,010)	$1,180,401	$(302)
2009	2,801,191	(21,587)	2,723,618	(6,449)
2010	6,158,004	(129,693)	6,052,998	(56,037)
2011	3,043,533	(140,841)	2,953,911	(53,905)
2012	5,529,271	(142,100)	5,309,725	(60,119)
2013	1,194,730	(8,204)	40,000	(126)

Total	$19,116,761	$(443,435)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$1,000,000	$(27,704)	$1,000,000	$(6,204)
2013	350,000	(64,685)	350,000	(58,715)
2014	3,650,000	(396,656)	3,350,000	(255,137)

Total	$5,000,000	$(489,045)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1)
Year of Maturity
2010	$10,000	$(7,198)	$10,000	$(4,632)
2011	5,000	(3,535)	10,000	(6,368)
2012	15,000	(11,578)	15,000	(9,322)
2013	15,000	(10,261)	15,000	(9,443)
2014	20,000	(16,059)	20,000	(12,438)
2016	10,000	(8,552)	10,000	(6,479)

Total	$75,000	$(57,183)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name
Year of Maturity
2012	$—	$—	$(5,000)	$383
2014	(16,610)	3,510	(20,410)	1,168

Total	$(16,610)	$3,510	$(25,410)	$1,551

(1)	— See note 6 Credit Events — CDS on ABS for further discussion.

5. Financial Instruments and Fair Value Disclosures
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
In measuring the fair market values of its financial instruments, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs based on the fair value hierarchy established in SFAS No. 157. The hierarchy is categorized into three levels based on the reliability of inputs as follows:
•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.
The Company’s cash and cash equivalents, which include deposits in banks and money market accounts, are categorized within Level 1. The Company does not adjust the quoted prices for such financial instruments.
•	Level 2 — Valuations based on quoted prices in markets that are not considered to be active; or valuations for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.
The Company’s U.S. government agency obligations, commercial paper, single name credit swaps and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.
•	Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity.
The Company’s CLO investments, ABS bond, credit swaps sold on ABS and credit swaps - tranches are categorized within Level 3 of the fair value hierarchy.

Valuation Techniques — Credit Swaps
The Company’s fair value of its portfolio of single name, tranches and ABS credit swaps, depends upon a number of factors, including:
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
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps we have transacted and the comparable current market premium. The valuation process the company uses to obtain fair value is described below:
•	For the single-name credit swaps, our valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and derives average credit swap premium quotes on specific Reference Entities. We adjust the independent mid-market credit swap premium quotes to derive exit price valuations.

•	For tranche transactions, we obtain a mid-market valuation for each tranche transaction using our tranche valuation model. The inputs to our valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, our trader’s estimate of correlation levels derived from credit swap indices, current interest rates and estimated recovery values on the securities issued by the underlying Reference Entities. We adjust the mid-market valuations obtained from our model to exit price valuations, using quotes obtained from our tranche counterparties.

•	For credit swaps on ABS, we obtain mid-market valuations from an independent valuation service and quotes from our counterparty. We adjust the mid-market valuations to obtain exit price valuations.

Valuation Techniques — Other Financial Instruments
The Company uses the following valuation techniques to determine the fair value of its other financial instruments:
•	For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.

•	For U.S. government agency obligations and commercial paper, the fair value is based upon observable quoted market prices and benchmarked to third party quotes.

•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to multiple third party quotes.

•	For the ABS bond, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, including default, prepayment, recovery and interest rate data.

•	For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuation is benchmarked to third party quotes.
Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.
As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. The consideration of nonperformance risk resulted in an adjustment of $369.4 million as of June 30, 2008, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition and increased net credit swap revenue in the condensed consolidated statements of operations.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant		Assets /
	for	Observable	Unobservable	Counter-	Liabilities
	Identical Assets	Inputs	Inputs	party	at Fair
	(Level 1)	(Level 2)	(Level 3)	Netting (*)	Value

Assets
Cash and cash equivalents	$80,383	$223,475	$—	$—	$303,858
Available-for-sale investments	—	582,421	6,782	—	589,203
Unrealized gain on credit swaps	—	2,999	—	(2,660)	339
Other assets	—	570	—	—	570

Total Assets	$80,383	$809,465	$6,782	$(2,660)	$893,970

Liabilities
Unrealized loss on credit swaps	$—	$442,924	$546,228	$(2,660)	$986,492

Total Liabilities	$—	$442,924	$546,228	$(2,660)	$986,492

(*)	— Represents the impact of counterparty netting across the levels of the fair value hierarchy. Counterparty netting among positions classified within the same level is included in that level.
The following table below provides a reconciliation for the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Available-for-	Unrealized Loss	Available-for-
	Sale	on Credit	Sale	Unrealized Loss
	Investments	Swaps	Investments	on Credit Swaps

Balance, beginning of period	$7,021	$(713,613)	$9,657	$(368,739)
Realized losses	—	—	—	4,876
Unrealized gains (losses)	(239)	167,385	(2,999)	(182,365)
Purchases, sales, issuances and settlements	—	—	124	—
Transfers in and/or out of Level 3, net	—	—	—	—

Balance, end of period	$6,782	$(546,228)	$6,782	$(546,228)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in net credit swap revenue (loss) in the condensed consolidated statements of operations. The above reconciliation does not include credit swap premiums collected during the period. Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in accumulated other comprehensive loss, which is a component of shareholders’ equity on the condensed consolidated statements of financial condition.
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
6. Credit Events — CDS on ABS
On January 30, 2008, S&P announced a change in their ratings methodology and assumptions relating to CDOs and other structured products, including certain asset backed securities (ABS). As a result of these changes, the S&P ratings on six residential mortgage backed securities referenced by credit default swaps written by Primus Financial were downgraded to CCC (S&P) or below.
Under the terms of our agreements governing the credit swaps on ABS, a downgrade of the underlying ABS securities to CCC/Caa2 (S&P/Moody’s) or below is considered a defined credit event. Upon the occurrence of a defined credit event, a counterparty to the credit swap has the right to present the underlying ABS, in whole or in part, to Primus Financial in exchange for the cash notional value of the credit swap corresponding to the face amount of the securities presented (“Physical Settlement”). If, following a defined credit event, no Physical Settlement occurs, a counterparty may make a loss claim up to the cash notional value of the credit swap, in the event of a principal write-down event, if any (“Pay-As-You-Go”). A principal write-down event occurs when the ABS servicer determines that there is insufficient collateral to pay a portion or all of the face value of the underlying securities. Any principal write-down claims by a counterparty will be paid by Primus Financial up to the notional amount of the credit default swap.
During the six months ended June 30, 2008, of the six ABS credit swaps which were downgraded to CCC (S&P) or below, one counterparty has physically settled by delivering to Primus Financial an ABS with $5.0 million face amount and Primus Financial paid $5.0 million to the counterparty. That swap was terminated as a result of the Physical Settlement and Primus Financial will no longer receive swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At June 30, 2008, the notional principal amount and the fair values of the remaining five credit swaps, which were downgraded to CCC (S&P) were $40.0 million and $(31.4) million, respectively. At June 30, 2008, the notional principal amount and the fair values on credit swaps sold on ABS, which had not been downgraded to CCC/Caa2 (S&P/Moody’s) or below was $35.0 million and $(25.8) million, respectively. During the second quarter of 2008, there were no further credit events or payments made related to any principal write-down claims on credit swaps sold on ABS.

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
8. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings (loss) available to common shareholders	$262,603	$(21,516)	$(407,475)	$(31,234)
Weighted-average basic shares outstanding	45,225	45,012	45,166	44,588
Effect of dilutive instruments	—	—	—	—
Share options	—	—	—	—
Restricted share units	181	—	—	—
Warrants	—	—	—	—

Dilutive potential shares	181	—	—	—
Weighted-average diluted shares	45,406	45,012	45,166	44,588
Basic EPS	$5.81	$(0.48)	$(9.02)	$(0.70)
Diluted EPS	$5.78	$(0.48)	$(9.02)	$(0.70)

For the three months ended June 30, 2008 and 2007, approximately 1.6 million shares and 1.9 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
For the six months ended June 30, 2008 and 2007, approximately 2.7 million shares and 1.3 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
9. Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including share options and other forms of equity compensation based on estimated fair values.
Compensation expense is recognized based on the fair value of share options, performance shares, restricted shares and restricted share units (“RSU”) as determined on the date of grant and is being expensed over the related vesting periods. The fair value of the share options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option-pricing model for determining the estimated fair value for share-based payment awards as it deems it to be the most appropriate model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any share options during the three and six months ended June 30, 2008.
The following table is a summary of share options activity for the six months ended June 30, 2008:

	June 30, 2008
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at December 31, 2007	1,311,624	$11.61
Granted	—	$—
Exercised	—	$—
Forfeited	(63,725)	$11.87

Outstanding at June 30, 2008	1,247,899	$11.60

Exercisable at June 30, 2008	602,700	$11.23

The following table summarizes the status of the Company’s share options as of June 30, 2008:

	Share Options Outstanding			Share Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.00 - $6.94	65,625	4.6	$6.94	65,625	$6.94
$6.95 - $9.76	113,125	5.6	$9.76	113,125	$9.76
$9.77 - $13.50	1,069,149	5.0	$12.08	423,950	$12.29

Total	1,247,899			602,700

The Company recorded share compensation expense, which includes share options and RSUs, of approximately $2.6 million and $2.2 million during the six months ended June 30, 2008 and 2007, respectively. Share compensation expense is included in compensation and employee benefits in the condensed consolidated statements of operations.
As of June 30, 2008, total unrecognized share-based compensation expense related to nonvested share awards was $8.8 million. This expense is expected to be recognized over a weighted average period of 1.4 years.
10. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$262,603	$(21,516)	$(407,475)	$(31,234)
Foreign currency translation adjustments	(15)	(10)	(61)	(5)
Change in net unrealized gains (losses) on available-for-sale investments	(1,103)	(438)	(2,379)	208

Total comprehensive income (loss)	$261,485	$(21,964)	$(409,915)	$(31,031)

The following table summarizes the components of accumulated other comprehensive loss at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007

Balance at beginning of period	$(4,712)	$(2,375)
Foreign currency translation adjustments	(61)	(18)
Change in net unrealized losses on available-for-sale investments	(2,379)	(2,319)

Balance at end of period	$(7,152)	$(4,712)

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
Business Overview
Primus Guaranty, Ltd. (“Primus Guaranty” or “the Company”) is a holding company that was incorporated in Bermuda in 1998 and conducts business through its two principal operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC (“Primus Financial”), a credit derivatives product company (“CDPC”) with “AAA/Aaa” counterparty ratings by Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), respectively. Primus Asset Management, Inc. (“Primus Asset Management”), one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities.
Primus Financial
Primus Financial is a CDPC with AAA/Aaa (S&P/Moody’s) ratings. It is a seller of credit swaps to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial agrees, upon the occurrence of a default or other defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a “Reference Entity”, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries, countries and rating grades. Primus Financial monitors the credit worthiness of Reference Entities in its credit swap portfolio on an ongoing basis. As part of the risk management process, Primus Financial strives to take pro-active risk mitigation actions.
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

At June 30, 2008, Primus Financial’s credit swap portfolio was $24.2 billion, which includes $19.1 billion of single name credit swaps, $5.0 billion of tranches and $75.0 million of credit swaps on ABS.
Primus Asset Management
Primus Asset Management acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management currently manages two CLOs. A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”), on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees for its investment management services on the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of June 30, 2008, CLO and CSO assets under management were approximately $1.5 billion. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.
PRS Trading Strategies/Harrier
As of December 31, 2007, PRS Trading was inactive, therefore, comparisons from the prior year are not meaningful. As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions.
Net Credit Swap Revenue (Loss)
During the second quarter of 2008, we recorded net credit swap revenue of $271.0 million. This was the result of a slight tightening of market credit swap premium levels and a favorable nonperformance risk adjustment under SFAS No. 157. Changes in the fair value of our credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. In our experience, considerable fluctuations may occur in the fair values of credit swaps from period to period and, as a result, the reader of our financial statements should not infer future results from historical net credit swap revenues or losses.
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

Credit Event — CDS on ABS
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
During the six months ended June 30, 2008, of the six ABS credit swaps which were downgraded to CCC (S&P) or below, one counterparty has physically settled by delivering to Primus Financial an ABS with $5.0 million face amount and Primus Financial paid $5.0 million to the counterparty. That swap was terminated as a result of the physical settlement and Primus Financial will no longer receive swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At June 30, 2008, the notional principal amount and the fair values of the remaining five credit swaps, which were downgraded to CCC (S&P) were $40.0 million and $(31.4) million, respectively. At June 30, 2008, the notional principal amount and the fair values on credit swaps sold on ABS, which had not been downgraded to CCC/Caa2 (S&P/Moody’s) or below was $35.0 million and $(25.8) million, respectively. During the second quarter of 2008, there were no further credit events or payments made related to any principal write-down claims on credit swaps sold on ABS.
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
In measuring the fair market values of its financial instruments, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs based on the fair value hierarchy established in SFAS No. 157. The hierarchy is categorized into three levels based on the reliability of inputs as follows:
•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.
The Company’s cash and cash equivalents, which include deposits in banks and money market accounts, are categorized within Level 1. The Company does not adjust the quoted prices for such financial instruments.
•	Level 2 — Valuations based on quoted prices in markets that are not considered to be active; or valuations for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.
The Company’s U.S. government agency obligations, commercial paper, single name credit swaps and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.
•	Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity.
The Company’s CLO investments, ABS bond, credit swaps sold on ABS and credit swaps - tranches are categorized within Level 3 of the fair value hierarchy.

Nonperformance Risk Adjustment
As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. The consideration of nonperformance risk resulted in adjustments of $167.3 million and $369.4 million during the three and six months ended June 30, 2008, respectively, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition and increased net credit swap revenue in the condensed consolidated statements of operations.
Level 3 Assets and Liabilities
Level 3 assets, which include our two CLO investments and ABS bond were $6.8 million, or 0.8% of total assets measured at fair value at June 30, 2008. Level 3 liabilities, which include our credit swap sold on ABS and tranches were $546.2 million, or 55% of total liabilities measured at fair value at June 30, 2008. Our credit swap valuation techniques are described below. See also note 5 of notes to condensed consolidated financial statements for further discussion.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant		Assets /
	for	Observable	Unobservable	Counter-	Liabilities
	Identical Assets	Inputs	Inputs	party	at Fair
	(Level 1)	(Level 2)	(Level 3)	Netting (*)	Value

Total assets	$80,383	$809,465	$6,782	$(2,660)	$893,970

Percentage of total assets measured at fair value	9.0%	90.5%	0.8%	(0.3%)	100%

Total liabilities	$—	$442,924	$546,228	$(2,660)	$986,492

Percentage of total liabilities measured at fair value	—	44.9%	55.4%	(0.3%)	100%

Valuation Techniques — Credit Swaps
The Company’s fair value of its portfolio of single name, tranches and ABS credit swaps, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.

•	Current market data, including credit swap premium levels pertinent to each Reference Entity, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction to relevant credit swap indices.

•	Valuation models, which are used to derive a fair value of credit swaps. Our valuation models have been internally developed but are benchmarked against market-standard models.

•	Consideration of the credit risk of our counterparties, as well as our own nonperformance risk. SFAS No. 157 requires that our own nonperformance risk be considered when determining the fair value of our credit swaps.

•	Fair value estimates of credit swap from third party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps we have transacted and the comparable current market premium. The valuation process the company uses to obtain fair value is described below:
•	For the single-name credit swaps, our valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and derives average credit swap premium quotes on specific Reference Entities. We adjust the independent mid-market credit swap premium quotes to derive exit price valuations.

•	For tranche transactions, we obtain a mid-market valuation for each tranche transaction using our tranche valuation model. The inputs to our valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, our trader’s estimate of correlation levels derived from credit swap indices, current interest rates and estimated recovery values on the securities issued by the underlying Reference Entities. We adjust the mid-market valuations obtained from our model to exit price valuations, using quotes obtained from our tranche counterparties.

•	For credit swaps on ABS, we obtain mid-market valuations from an independent valuation service and quotes from our counterparty. We adjust the mid-market valuations to obtain exit price valuations.

Valuation Techniques — Other Financial Instruments
The Company uses the following valuation techniques to determine the fair value of its other financial instruments:
•	For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.

•	For U.S. government agency obligations and commercial paper, the fair value is based upon observable quoted market prices and benchmarked to third party quotes.

•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to multiple third party quotes.

•	For the ABS bond, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, including default, prepayment, recovery and interest rate data.

•	For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuation is benchmarked to third party quotes.
Share-Based Employee Compensation Plans
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including share options and other forms of equity compensation based on estimated fair values.
Compensation expense is recognized based on the fair value of share options, performance shares, restricted shares and restricted share units (“RSU”) as determined on the date of grant and is being expensed over the related vesting periods. The fair value of the share options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option-pricing model for determining the estimated fair value for share-based payment awards as it deems it to be the most appropriate model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model.

Results of Operations
Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007
Overview
The challenging period for the global credit markets continued during the second quarter of 2008. Credit spreads remained wide as a result of a broad-based repricing of credit risk, although we did observe that they were slightly tighter than at the end of the first quarter of 2008. The credit markets also experienced high levels of volatility and a general lack of liquidity. Additionally, the rating agencies continued to take actions with downgrades across various sectors including banks, broker-dealers and monoline insurers, as well as structured credit vehicles related to sub-prime mortgages.
During the second quarter of 2008, we saw a sharp reduction in the number of counterparties willing to transact with us and our new credit swap business activity levels for the most part, came to a halt. However, during the second quarter of 2008, we were able to transact with a counterparty on an amendment of two of our mezzanine tranches, which improved the capital subordination levels on those tranches. Our total notional credit swap portfolio decreased by approximately $100 million due to terminations and maturities of $400 million, partially offset by an increase by the tranche amendments of $300 million. Primus Financial’s total notional credit swap portfolio was $24.2 billion at June 30, 2008, compared to $18.6 billion at June 30, 2007.
There were no new Primus Asset Management transactions during the quarter of 2008, as generally, the structured credit investor was unwilling to commit new capital given the continued turmoil in the credit markets. Our three managed CSOs experienced some ratings deterioration due to their portfolio weightings in the financial sector. We took steps during the quarter to improve subordination levels within these portfolios.
In addition, the lack of investor demand in the debt capital markets for auction rate securities continued throughout the second quarter of 2008. As a result, our preferred securities and deferrable interest notes continue to be set at the maximum spread rates over London Interbank Offered Rate (“LIBOR”), at the current rating levels.
Our net income (loss) for the second quarter of 2008 was $262.6 million compared with $(21.5) million for the second quarter of 2007. Net income (loss) during the quarters are significantly impacted by unrealized gains (losses) from the mark-to-market of our credit swap portfolio, as discussed below.
Net credit swap premiums earned were $27.2 million in the second quarter of 2008, compared with $20.3 million in the second quarter of 2007. The increase in net premiums is attributable to the growth of our portfolio of credit swaps sold and higher new transaction premium levels.
Interest income on our portfolio of investments was $6.3 million in the second quarter of 2008, compared with $10.3 million in the second quarter of 2007. The decrease is primarily due to lower market interest rates in 2008, partially offset by higher invested balances during the period.
Interest expense and distributions on preferred securities issued by Primus Financial were $5.9 million in the second quarter of 2008, compared with $6.8 million in the second quarter of 2007. The decrease is primarily due to lower LIBOR rates, partially offset by the impact of the LIBOR rate plus the maximum spread rates, as discussed above.
Our operating expenses were $9.8 million in the second quarter of 2008, compared with $10.3 million in the second quarter of 2007. The decrease in operating expenses was principally due to cost-cutting initiatives which the company put in place during 2008. The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonuses and share compensation awards are significantly impacted by the performance of the company.

Net Credit Swap Revenue (Loss)
Consolidated net credit swap revenue (loss) was $271.0 million and $(16.0) million for the three months ended June 30, 2008 and 2007, respectively.
The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated primarily by Primus Financial for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Primus Financial	$270,990	$(15,484)
Harrier/PRS Trading	—	(511)

Total consolidated net credit swap revenue (loss)	$270,990	$(15,995)

Net credit swap revenue (loss) for Primus Financial is discussed below.
Net Credit Swap Revenue — Primus Financial
Net credit swap revenue (loss) was $271.0 million and $(15.5) million for the three months ended June 30, 2008 and 2007, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps; and

•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net premiums earned	$27,239	$20,176
Net realized gains (losses) on credit swaps	(898)	521
Net unrealized gains (losses) on credit swaps	244,649	(36,181)

Total net credit swap revenue (loss)	$270,990	$(15,484)

Net Premiums Earned — Primus Financial
Net premiums earned were $27.2 million and $20.2 million for the three months ended June 30, 2008 and 2007, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on credit swaps sold on asset backed securities (ABS); and

•	Net premium income on credit swaps undertaken to offset credit risk.
The table below shows the components of net premiums earned for the three months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended
	June 30,
	2008	2007
Premium income on single name credit swaps sold	$21,809	$17,415
Premium income on tranches sold	5,147	2,633
Premium income on credit swaps sold on ABS	273	128
Net premium income on credit swaps undertaken to offset credit risk	10	—

Total net premiums earned	$27,239	$20,176

Premium income on single name credit swaps sold was $21.8 million and $17.4 million during the three months ended June 30, 2008 and 2007, respectively. The increase was primarily due to the growth of our single name credit swap portfolio and higher new transaction premium levels. The average notional amounts outstanding of single name credit swaps sold were $19.3 billion and $15.5 billion for the three months ended June 30, 2008 and 2007, respectively.
Premium income from tranches sold was $5.1 million and $2.6 million for the three months ended June 30, 2008 and 2007, respectively. The increase was primarily due to the growth of our tranche portfolio. The average notional amount of tranches outstanding was $4.8 billion and $2.3 billion for the three months ended June 30, 2008 and 2007, respectively.
Premium income on credit swaps sold on ABS was $273 thousand and $128 thousand during the three months ended June 30, 2008 and 2007, respectively. The average notional amount of credit swaps sold on ABS outstanding was $75.0 million and $58.3 million for the three months ended June 30, 2008 and 2007, respectively.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Realized gains (losses) for the three months ended June 30, 2008 and 2007 are summarized below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Realized gains on terminated credit swaps sold	$—	$1,771
Realized losses on terminated credit swaps sold	(898)	(1,250)
Total net realized gains (losses) on credit swaps	$(898)	$521

Net realized gains (losses) on the early termination of credit swaps sold were $(898) thousand and $521 thousand for the three months ended June 30, 2008 and 2007, respectively. We terminated $10.0 million and $257.0 million notional amount of credit swaps sold during the three months ended June 30, 2008 and 2007, respectively. The realized losses incurred during the three months ended June 30, 2008 and 2007 were primarily the result of our decision to reduce our exposure to a limited number of Reference Entities against which we had sold credit protection. The realized gains incurred during the three months ended June 30, 2007 were primarily the result of rebalancing our credit swap portfolio.
Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
Unrealized gains (losses) on credit swaps sold for the three months ended June 30, 2008 and 2007 are summarized below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net unrealized gains (losses) on credit swaps sold	$76,873	$(13,317)
Net unrealized gains (losses) on tranches sold	172,416	(18,142)
Net unrealized losses on credit swaps sold on ABS	(5,030)	(4,722)
Net unrealized gains on credit swaps undertaken to offset credit risk	390	—

Total net unrealized gains (losses) on credit swaps	$244,649	$(36,181)

Net unrealized gains (losses) on credit swaps were $244.6 million and $(36.2) million for the three months ended June 30, 2008 and 2007, respectively. The change in unrealized gains (losses) on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. During the second quarter of 2008, we recorded a favorable nonperformance risk adjustment under SFAS No. 157, as previously discussed in our nonperformance risk adjustment caption under valuation of financial instruments in the critical accounting policies section. The unrealized loss on credit swaps for the second quarter of 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps during that period.
Asset Management and Advisory Fees
We earned $1.1 million and $625 thousand of asset management and advisory fees for the three months ended June 30, 2008 and 2007, respectively. The increase was primarily due to asset management fees related to Primus CLO II, Ltd., which was completed on July 10, 2007.
Primus Asset Management acts as collateral manager for two CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Two of our CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2008 or 2007, respectively.
Interest Income
We earned interest income of $6.3 million and $10.3 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio, partially offset by higher average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.
Weighted average yields on our cash, cash equivalents and investments were 2.88% in the three months ended June 30, 2008 compared with 5.06% for the three months ended June 30, 2007.
The table below presents a comparison of our interest income for the three months ended June 30, 2008 and 2007 to our total cash, cash equivalents, available-for-sale and trading account securities at June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Interest income	$6,319	$10,316

Cash and cash equivalents	$303,858	$189,715
Available-for-sale and trading account securities	589,203	635,188

Total cash, cash equivalents, available-for-sale and trading account securities	$893,061	$824,903

Other Trading Revenue
During the three months ended June 30, 2008, we did not record other trading revenues as PRS Trading/Harrier had ceased trading. During the three months ended June 30, 2007, Harrier/PRS Trading Strategies recorded other trading revenues of $708 thousand. This amount excluded Harrier/PRS Trading Strategies’ net credit swap loss of $511 thousand for the three months ended June 30, 2007. Other trading revenues during that period comprised the net trading gains from Harrier/PRS Trading Strategies’ total return swaps, loan warehousing and trading activities.
Foreign currency revaluation loss
We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 44% of the notional amount of our Primus Financial single name credit swaps sold portfolio at June 30, 2008. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the three months ended June 30, 2008 and 2007, we recorded $102 thousand and $63 thousand, respectively, in foreign currency revaluation losses.
Operating Expenses
Our operating expenses were $9.8 million and $10.3 million for the three months ended June 30, 2008 and 2007, respectively, as summarized below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Compensation and employee benefits	$5,964	$5,972
Professional and legal fees	1,281	1,463
Depreciation and amortization	334	370
Technology and data	900	1,078
Other	1,300	1,410

Total operating expenses	$9,779	$10,293

Number of full-time employees, at end of period	50	60
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonuses and share compensation awards are significantly impacted by the performance of the company. Compensation expense for the three months ended June 30, 2008 remained relatively flat over the comparable prior period. A reduction in headcount resulted in lower salary costs, which was offset by higher accrued performance based incentives and share compensation expense. Our accrued cash incentive compensation expense was $2.2 million for the three months ended June 30, 2008, compared with an accrued expense of $2.0 million for the corresponding prior period. Share compensation expense was approximately $1.3 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. The decrease in professional and legal fees is primarily due to lower legal, consulting fees and employee recruiting costs.

Depreciation and amortization expense decreased primarily as a result of the write-off of certain software and technology assets in connection with Harrier’s discontinuation during the fourth quarter of 2007.
The decrease in technology and data expense was primarily attributable to reduced technology services.
Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses was primarily due to cost-cutting initiatives.
Interest Expense and Preferred Distributions
The lack of investor demand in the debt capital markets for auction rate securities continued throughout the second quarter of 2008, and as a result, our preferred securities and deferrable interest notes continued to be set at the maximum spread rates over LIBOR, at the current rating levels.
For the three months ended June 30, 2008 and 2007, we recorded $4.0 million and $4.9 million of interest expense, respectively. The decrease in interest expense was primarily due to lower LIBOR rates applicable in the second quarter of 2008, compared with the second quarter of 2007. This favorable effect was partially offset by the impact of maximum spread rates in the second quarter of 2008. In the second quarter of 2007, auctions of our preferred securities and deferrable interest notes set at spread rates below the maximum spread rates. Interest expense includes the interest expense on our $125 million, 7% senior notes issued in December 2006 and the associated interest rate swap, as discussed below. The decline in LIBOR rates in the second quarter of 2008 had the effect of reducing the net interest expense on these senior notes. The average interest rate was 4.89% and 5.98% for the three months ended June 30, 2008 and 2007, respectively.
In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus 0.96%.
Primus Financial also made net distributions of $1.9 million and $2.0 million during the three months ended June 30, 2008 and 2007, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The decrease in net distributions was primarily due to lower LIBOR rates, largely offset by the maximum spread rates set on our preferred securities in the second quarter of 2008. The average interest rate on these securities was 7.77% and 7.84% for the three months ended June 30, 2008 and 2007, respectively.
Income Taxes
Provision (benefit) for income taxes was zero and (4) thousand for the three months ended June 30, 2008 and 2007, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.2 million and $8.4 million as of June 30, 2008 and December 31, 2007, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $118.5 million and $(8.3) million for the three months ended June 30, 2008 and 2007, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007
Overview
Our net loss for the six months ended June 30, 2008 was $(407.5) million compared with $(31.2) million for the six months ended June 30, 2007. The net loss during the first six months of 2008 was primarily due to higher unrealized losses from the mark-to-market of our credit swap portfolio as compared with lower unrealized losses from the mark-to-market of our credit swap portfolio during the comparable period of 2007. Net credit swap premiums earned were $54.6 million in the first six months of 2008, compared with $38.8 million in the comparable period of 2007. The increase in net premiums is attributable to the growth in our portfolio of credit swaps sold and higher new transaction premium levels. Our operating expenses were $19.8 million in the six months ended June 30, 2008, compared with $20.3 million in the six months ended June 30, 2007. Overall, operating expenses decreased primarily as a result of cost-cutting initiatives.
Net Credit Swap Revenue (Loss)
Consolidated net credit swap loss was $(392.6) million and $(20.9) million for the six months ended June 30, 2008 and 2007, respectively.
The table below shows the Company’s consolidated net credit swap revenue (loss), which is generated primarily by Primus Financial for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Primus Financial	$(393,337)	$(19,164)
Harrier/PRS Trading	712	(1,708)

Total consolidated net credit swap revenue (loss)	$(392,625)	$(20,872)

As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions. During the six months ended June 30, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007. Net credit swap loss for Harrier/PRS Trading Strategies primarily consisted of mark-to-market unrealized losses on its credit swap portfolio during the six months ended June 30, 2007.

Net credit swap revenue (loss) for Primus Financial is discussed below.
Net Credit Swap Loss — Primus Financial
Net credit swap loss was $(393.3) million and $(19.2) million for the six months ended June 30, 2008 and 2007, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap loss for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net premiums earned	$54,534	$38,577
Net realized losses on credit swaps	(5,747)	(228)
Net unrealized losses on credit swaps	(442,124)	(57,513)

Total net credit swap loss	$(393,337)	$(19,164)

Net Premiums Earned — Primus Financial
Net premiums earned were $54.5 million and $38.6 million for the six months ended June 30, 2008 and 2007, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;
•	Premium income on tranches sold;
•	Premium income on credit swaps sold on asset backed securities (ABS); and
•	Net premium income on credit swaps undertaken to offset credit risk.
The table below shows the components of net premiums earned for the six months ended June 30, 2008 and 2007 (in thousands).

	Six Months Ended
	June 30,
	2008	2007
Premium income on single name credit swaps sold	$43,693	$34,408
Premium income on tranches sold	10,270	4,001
Premium income on credit swaps sold on ABS	553	168
Net premium income on credit swaps undertaken to offset credit risk	18	—

Total net premiums earned	$54,534	$38,577

Premium income on single name credit swaps sold was $43.7 million and $34.4 million during the six months ended June 30, 2008 and 2007, respectively. The increase was primarily due to the growth of our single name credit swap portfolio. The average notional amounts outstanding of single name credit swaps sold were $19.4 billion and $15.4 billion for the six months ended June 30, 2008 and 2007, respectively.

Premium income from tranches sold was $10.3 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to the growth of our tranche credit swap portfolio. The average notional amount of tranches outstanding was $4.8 billion and $1.6 billion for the six months ended June 30, 2008 and 2007, respectively.
Premium income on credit swaps sold on ABS was $553 thousand and $168 thousand during the six months ended June 30, 2008 and 2007, respectively. The average notional amount of credit swaps sold on ABS outstanding was $75.8 million and $42.5 million for the six months ended June 30, 2008 and 2007, respectively.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Realized gains (losses) for the six months ended June 30, 2008 and 2007 are summarized below (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Realized gains on terminated credit swaps sold	$24	$2,015
Realized losses on terminated credit swaps sold	(5,775)	(2,243)
Net realized gains on terminated credit swaps undertaken to offset credit risk	4	—

Total net realized losses on credit swaps	$(5,747)	$(228)

Net realized losses on the early termination of credit swaps sold were $5.7 million and $228 thousand for the six months ended June 30, 2008 and 2007, respectively. We terminated $60.6 million and $358.7 million notional amount of credit swaps sold during the six months ended June 30, 2008 and 2007, respectively. The realized losses incurred during the six months ended June 30, 2008 were primarily the result of the credit event on one of our credit swap sold on ABS as previously discussed. Realized gains incurred during the six months ended June 30, 2008 and 2007 were primarily the result of rebalancing our credit swap portfolio. The realized losses incurred during the six months ended June 30, 2007 were primarily the result of our decision to reduce our exposure to a limited number of reference entities against which we had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
Unrealized gains (losses) on credit swaps sold for the six months ended June 30, 2008 and 2007 are summarized below (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net unrealized losses on credit swaps sold	$(265,388)	$(21,359)
Net unrealized losses on tranches sold	(168,989)	(30,305)
Net unrealized losses on credit swaps sold on ABS	(8,501)	(5,849)
Net unrealized gains on credit swaps undertaken to offset credit risk	754	—

Total net unrealized losses on credit swaps	$(442,124)	$(57,513)

Net unrealized losses on credit swaps were $(442.1) million and $(57.5) million for the six months ended June 30, 2008 and 2007, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of our credit swap portfolio during these periods. As previously discussed, we continued to experience a significantly widening of market credit swap premium levels as a result of the substantial re-pricing of credit risk, which led to the unrealized losses on our credit swap portfolio. The unrealized loss on credit swaps for the six months ended June 30, 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps during the period.
Asset Management and Advisory Fees
We earned $2.2 million and $1.3 million of asset management and advisory fees for the six months ended June 30, 2008 and 2007, respectively. The increase was primarily due to asset management fees related to Primus CLO II, Ltd., which was completed on July 10, 2007.
Primus Asset Management acts as collateral manager for two CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Two of our CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2008 or 2007, respectively.
Interest Income
We earned interest income of $15.5 million and $20.3 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio, partially offset by higher average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.
Weighted average yields on our cash, cash equivalents and investments were 3.57% in the six months ended June 30, 2008 compared with 5.01% for the six months ended June 30, 2007.

The table below presents a comparison of our interest income for the six months ended June 30, 2008 and 2007 to our total cash, cash equivalents, available-for-sale and trading account securities at June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Interest income	$15,513	$20,293

Cash and cash equivalents	$303,858	$189,715
Available-for-sale and trading account securities	589,203	635,188

Total cash, cash equivalents, available-for-sale and trading account securities	$893,061	$824,903

Other Trading Revenue
During the six months ended June 30, 2008, we did not record other trading revenues as Harrier had ceased trading activity. During the six months ended June 30, 2007, Harrier/PRS Trading Strategies recorded other trading revenues of $2.0 million. These amounts exclude Harrier/PRS Trading Strategies’ net credit swap loss of $1.7 million for the six months ended June 30, 2007, as discussed under net credit swap revenue (loss) caption. Other trading revenues during that period comprised of the net trading gains from Harrier/PRS Trading Strategies’ total return swaps, loan warehousing and trading activities.
Foreign currency revaluation loss
We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 44% of the notional amount of our Primus Financial single name credit swaps sold portfolio at June 30, 2008. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the six months ended June 30, 2008 and 2007, we recorded $127 thousand and $12 thousand, respectively, in foreign currency revaluation losses.
Operating Expenses
Our operating expenses were $19.8 million and $20.3 million for the six months ended June 30, 2008 and 2007, respectively, as summarized below (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Compensation and employee benefits	$12,155	$11,976
Professional and legal fees	2,304	2,439
Depreciation and amortization	663	947
Technology and data	2,011	1,955
Other	2,623	2,945

Total operating expenses	$19,756	$20,262

Number of full-time employees, at end of period	50	60

The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonuses and share compensation awards are significantly impacted by the performance of the company. Compensation expense for the six months ended June 30, 2008 increased by approximately $0.2 million over the comparable prior period. Overall, the increase was primarily the result of higher accrued performance based incentives and share compensation expense, partially offset by a reduction in salary costs related to the decrease in headcount. Our accrued cash incentive compensation expense was $4.7 million for the six months ended June 30, 2008, compared with an accrued expense of $4.0 million for the corresponding prior period. Share compensation expense was approximately $2.6 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. The decrease in professional and legal fees is primarily due to lower employee recruiting costs, partially offset by higher legal and consulting fees.
Depreciation and amortization expense decreased primarily as a result of the write-off of certain software and technology assets in connection with Harrier’s discontinuation during the fourth quarter of 2007. The increase in technology and data expense was primarily attributable to cancellation fees on terminated technology service contracts.
Other operating expenses include rent, bank fees, rating agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses was primarily due to cost-cutting initiatives.
Interest Expense and Preferred Distributions
The lack of investor demand in the debt capital markets for auction rate securities continued throughout the first half of 2008, and as a result, our preferred securities and deferrable interest notes continued to be set at the maximum spread rates over LIBOR, at the current rating levels.
For the six months ended June 30, 2008 and 2007, we recorded $8.9 million and $9.7 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR rates applicable in the first half of 2008, compared to prior year comparable period. This favorable effect was partially offset by the impact of maximum spread rates in the first half of 2008. During the first half of 2007, auctions of our preferred securities and deferrable interest notes set at spread rates below the maximum spread rates. Interest expense includes the interest expense on our $125 million, 7% senior notes issued in December 2006 and the associated interest rate swap, as discussed below. The decline in LIBOR rates during the first half of 2008 had the effect of reducing the net interest expense on these notes. The average interest rate was 5.45% and 5.98% for the six months ended June 30, 2008 and 2007, respectively.
In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus 0.96%.
Primus Financial also made net distributions of $3.7 million and $3.9 million during the six months ended June 30, 2008 and 2007, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The decrease in net distributions was primarily due to lower LIBOR rates, offset by the maximum spread rates set on our preferred securities during the first half of 2008. The average interest rate on these securities was 7.49% and 7.72% for the six months ended June 30, 2008 and 2007, respectively.

Income Taxes
Provision for income taxes was $49 thousand and $52 thousand for the six months ended June 30, 2008 and 2007, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.2 million and $8.4 million as of June 30, 2008 and December 31, 2007, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(184.3) million and $(11.8) million for the six months ended June 30, 2008 and 2007, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.
Non-GAAP Financial Measures — Economic Results
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
We define Economic Results as GAAP net income (loss) adjusted for the following:
•	Unrealized gains (losses) on credit swaps sold by Primus Financial are excluded from GAAP net income (loss);
•	Realized gains from early termination of credit swaps sold by Primus Financial are excluded from GAAP net income (loss) and;
•	Realized gains from early termination of credit swaps sold by Primus Financial are amortized over the period that would have been the remaining life of the credit swap, and that amortization is added to GAAP net income (loss);
•	Provision for credit events.
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

The following table below presents a reconciliation of our Economic Results (non GAAP measures) to GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

GAAP net income (loss)	$262,603	$(21,516)	$(407,475)	$(31,234)
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(244,649)	36,181	442,124	57,513
Less: Realized gains from early termination of credit swaps sold by Primus Financial	—	(1,771)	(24)	(2,015)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	548	2,000	1,280	3,833

Less: Provision for credit events	—		(189)
Add: Deduction against provision for credit events	—		4,875

Net Economic Results	$18,502	$14,894	$40,591	$28,097

Economic Results earnings per diluted share	$0.41	$0.33	$0.90	$0.63
Economic Results weighted average common shares outstanding — diluted	45,406	45,197	45,219	44,988
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
Economic Results earnings per diluted share is calculated by dividing net economic results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2008 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
		Less than						More than
	Total	1 Year		1-3 Years		3-5 Years		5 Years
Property leases	$9,301	$1,256		$2,512		$2,453		$3,080
7% senior notes	125,000	—		—		—		125,000
Interest on 7% senior notes (b)	249,278	8,750		17,500		17,500		205,528
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000

Total	$583,579	$10,006		$20,012		$19,953		$533,608

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

(b)	Net interest payments on the $125 million, 7% senior notes will vary due to the interest rate swap agreement.
Property leases: Primus Financial currently occupies approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In 2006, Primus Financial amended the original lease to extend its term to 2016 and add approximately 5,500 square feet of additional space. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.
We have no other material long-term contractual obligations.
Liquidity and Capital Resources
Capital Strategy
Our consolidated cash, cash equivalents and available-for-sale investments were $893.1 million and $860.3 million as of June 30, 2008 and December 31, 2007, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs.
In order to support its AAA/Aaa ratings, Primus Financial is required to maintain capital in an amount determined by the capital models it has agreed upon with S&P and Moody’s. The capital required is primarily a function of Primus Financial’s credit swap portfolio characteristics, operating expenses and tax position. Retained cash flow and proceeds from financings are utilized to increase our capital resources to support our credit swap business. Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Primus Financial does not provide collateral to its counterparties. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At June 30, 2008 and December 31, 2007, Primus Financial had cash, cash equivalents and available-for-sale investments of $796.5 million and $749.5 million, respectively, which management believes is sufficient to operate its credit swap business.

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
Cash Flows
Cash flows from operating activities — Net cash provided by (used in) operating activities was $38.5 million and $(320.6) million for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to higher premium income on a larger credit swap portfolio during the first six months of 2008 compared with the first six months of 2007. During the first six months of 2007, the decrease was due to our consolidation of the warehouse loans held for securitization.
Cash flows from investing activities — Net cash provided by (used in) investing activities was $26.7 million and $(33.3) million for the six months ended June 30, 2008 and 2007, respectively. The increase was primarily due to our available-for-sale-investments maturing during the first six months of 2008 compared with the first six months of 2007.
Cash flows from financing activities — Net cash (used in) provided by financing activities was $(3.9) million and $339.2 million for the six months ended June 30, 2008 and 2007, respectively. The change is primarily due to our consolidation of the SPE warehouse loan funding and proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd., during the first six months of 2007.
With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and debt service obligations (including preferred distributions) over at least the next twelve months.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted the provisions of SFAS No. 157. For additional information and discussion, see note 5 of notes to the condensed consolidated financial statements.

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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 161 in the first quarter of 2009. The Company is currently evaluating the disclosure requirements that adoption of SFAS No. 161 will have on its condensed consolidated financial statements. However, since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report of Primus Guaranty includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “intend,” “will likely result,” “looking forward” or “will continue,” and similar expressions identify forward-looking statements. These statements are subject to certain assumptions, risks and uncertainties, which change over time and that could cause actual results to differ materially from historical performance and those presently anticipated or projected. Primus Guaranty cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;
•	the level of activity within the national and international credit and capital markets;
•	the level of activity in the leveraged buyout and private equity markets;
•	competitive conditions and pricing levels;
•	change in rating agency requirements or methodology;
•	counterparty limits and risk;
•	legislative and regulatory developments;
•	technological developments;
•	changes in tax laws;
•	changes in international or national political or economic conditions, including any terrorist attacks;
•	uncertainties that have not been identified at this time.
The Company undertakes no obligation to publicly correct or update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given our strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of June 30, 2008, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $70.5 million.
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

Item 4. Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to rules 13a-15 and 15-15d promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.
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

Item 4. Submission of Matters to a Vote of Security Holders
On April 30, 2008, we held our 2008 Annual General Meeting of Shareholders. At the meeting, the following matters were submitted to a vote of our shareholders.
(1) The election of three Class III directors to serve three-year terms expiring at the Annual General Meeting in 2011 and until their successors have been duly elected and qualified.

	For	Withheld

Nominee directors:

Paul S. Giordano	37,194,090	2,598,993
Robert R. Lusardi	37,199,803	2,593,280
John A. Ward, III	37,201,603	2,591,480
(2) The approval of the Primus Guaranty, Ltd. Amended and Restated Incentive Compensation Plan.

For	34,245,503
Against	1,537,567
Abstain	15,531
(3) The re-appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 and to authorize the Audit Committee of the Board of Directors to set the auditors’ remuneration.

For	39,761,800
Against	22,419
Abstain	8,864
Item 6. Exhibits

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 8, 2008

EXHIBIT INDEX

Exhibit
No.	Description

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002