Form 10-Q
period 2008-09-30
PRIMUS GUARANTY LTD
filed 2008-11-10
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-32307

Primus Guaranty, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	Not Required (I.R.S. Employer Identification No.)
Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
(Address of principal executive offices, including zip code)
441-296-0519
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2008, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 45,234,113.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended September 30, 2008

Part I. Financial Information
Item 1. Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$298,335	$242,665
Available-for-sale investments	615,472	617,631
Accrued interest receivable	4,020	7,684
Accrued premiums and receivables on credit and other swaps	2,612	4,187
Unrealized gain on credit and other swaps, at fair value	16	606
Fixed assets and software costs, net	4,739	5,036
Debt issuance costs, net	6,731	6,965
Other assets	3,224	3,872

Total assets	$935,149	$888,646

Liabilities and shareholders’ equity (deficit)
Accounts payable and accrued expenses	$1,749	$2,182
Accrued compensation	2,929	5,957
Interest payable	397	831
Unrealized loss on credit and other swaps, at fair value	1,313,815	544,731
Payable for credit events	84,491	—
Accrued premiums and payables on credit and other swaps	—	1,770
Long-term debt	326,186	325,904
Restructuring liabilities	—	1,709
Other liabilities	466	503

Total liabilities	1,730,033	883,587

Preferred securities of subsidiary	98,521	98,521

Commitments and contingencies
Shareholders’ equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 45,234,113 and 45,035,593 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,619	3,603
Additional paid-in capital	283,529	280,224
Accumulated other comprehensive loss	(10,282)	(4,712)
Retained earnings (deficit)	(1,170,271)	(372,577)

Total shareholders’ equity (deficit)	(893,405)	(93,462)

Total liabilities, preferred securities of subsidiary and shareholders’ equity (deficit)	$935,149	$888,646

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Net credit swap loss	$(387,683)	$(120,122)	$(780,308)	$(140,994)
Asset management and advisory fees	1,096	1,097	3,276	2,383
Interest income	6,212	10,881	21,725	31,174
Other trading loss	—	(3,887)	—	(1,920)
Foreign currency revaluation loss	(140)	—	(267)	(12)

Total net losses	(380,515)	(112,031)	(755,574)	(109,369)

Expenses
Compensation and employee benefits	1,739	4,890	13,894	16,866
Professional and legal fees	796	1,355	3,100	3,794
Depreciation and amortization	336	387	999	1,334
Technology and data	854	1,286	2,865	3,241
Interest expense	3,974	5,315	12,838	15,036
Other	596	1,469	3,219	4,414

Total expenses	8,295	14,702	36,915	44,685
Distributions on preferred securities of subsidiary	1,397	1,702	5,144	5,563

Loss before provision for income taxes	(390,207)	(128,435)	(797,633)	(159,617)
Provision for income taxes	12	—	61	52

Net loss available to common shares	$(390,219)	$(128,435)	$(797,694)	$(159,669)

Loss per common share:
Basic	$(8.63)	$(2.85)	$(17.65)	$(3.57)
Diluted	$(8.63)	$(2.85)	$(17.65)	$(3.57)
Average common shares outstanding:
Basic	45,230	45,024	45,187	44,734
Diluted	45,230	45,024	45,187	44,734
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities
Net loss	$(797,694)	$(159,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items included in net loss:
Depreciation and amortization	999	1,334
Share compensation	3,522	2,865
Net unrealized losses on credit and other swaps	769,675	190,595
Net amortization of premium and discount on securities	(1,552)	(6,710)
Amortization of debt issuance costs	234	233
Distributions on preferred securities of subsidiary	5,144	5,563
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	3,664	(2,038)
Accrued premiums and interest receivable on credit and other swaps	1,575	(75)
Other assets	930	(781)
Trading account assets	—	(4,021)
Accounts payable and accrued expenses	(434)	566
Accrued compensation	(3,028)	(3,422)
Trading account liabilities	—	8,886
Accrued premiums and payables on credit and other swaps	(1,770)	38,013
Payable for credit events	84,491	—
Interest payable	(434)	37
Restructuring liabilities	(1,709)	—
Other liabilities	(37)	(58)

Net cash provided by operating activities	63,576	71,318

Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(702)	(2,143)
Payments received from CLO investments	2,798	693
Purchases of available-for-sale investments	(1,424,539)	(529,957)
Maturities and sales of available-for-sale investments	1,420,051	519,897

Net cash used in investing activities	(2,392)	(11,510)

Cash flows from financing activities
Repurchase and retirement of common shares	(201)	(1,149)
Proceeds from exercise of options	—	557
Proceeds from exercise of warrants	—	7,335
Net preferred distributions of subsidiary	(5,144)	(5,563)

Net cash provided by (used in) financing activities	(5,345)	1,180

Net effect of exchange rate changes on cash	(169)	23
Net increase in cash	55,670	61,011
Cash and cash equivalents at beginning of period	242,665	204,428

Cash and cash equivalents at end of period	$298,335	$265,439

Supplemental disclosures
Cash paid for interest	$13,038	$14,915
Cash paid for taxes	$38	$36
See accompanying notes.

1. Organization and Basis of Presentation
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business through its two principal operating subsidiaries, Primus Financial Products, LLC (“Primus Financial”) and Primus Asset Management, Inc. (“Primus Asset Management”).
Primus Financial, formed in Delaware, is a credit derivatives product company (“CDPC”) and is a seller of credit swaps primarily to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. Primus Financial currently has a AA+ (credit watch negative) counterparty rating by Standard & Poor’s Ratings Services (“S&P”) and a Aa1 (review for possible downgrade) counterparty rating by Moody’s Investors Service, Inc. (“Moody’s”). In exchange for a fixed quarterly premium, Primus Financial agrees, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Alternatively, Primus Financial may agree with its counterparties to settle on a net cash basis. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, diversified credit swap portfolio across Reference Entities, industries, countries and rating grades. Primus Financial also sells credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches,” and sells credit swaps referencing residential mortgage-backed securities, which are referred to as ABS. Defined credit events related to ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation.
Primus Asset Management, a Delaware corporation, acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two collateralized loan obligations (“CLOs”). A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”) on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of September 30, 2008, CLO and CSO assets under management were approximately $1.5 billion. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.
Primus Re, Ltd. (“Primus Re”), another subsidiary, is a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Bermuda Insurance Act 1978. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re was inactive during the nine months ended September 30, 2008.
As of March 31, 2008, Harrier Credit Strategies Master Fund, LP (“Harrier”) ceased trading activities and closed all of its trading positions. As of December 31, 2007, PRS Trading Strategies, LLC (“PRS Trading Strategies”) was inactive.

The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results for a full year. The condensed consolidated financial statements include the accounts of Primus Guaranty, Ltd. and its wholly owned subsidiaries. All significant intercompany balances have been eliminated.
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

In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45. FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect the Company’s financial condition, results of operations or cash flows.
3. Available-for-sale Investments
Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies, corporate debt securities and the Company’s CLO investments. The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity (deficit). Available-for-sale investments have maturities at time of purchase greater than 90 days.
The following table summarizes the composition of the Company’s available-for-sale investments at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$584,819	$132	$(536)	$584,415
Collateralized loan obligations	13,210	—	(7,456)	5,754
Corporate debt securities	27,747	—	(2,444)	25,303

Total	$625,776	$132	$(10,436)	$615,472

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$607,663	$480	$(169)	$607,974
Collateralized loan obligations	14,880	—	(5,223)	9,657

Total	$622,543	$480	$(5,392)	$617,631

The following table summarizes the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$414,070	$(536)	$—	$—	$414,070	$(536)
Collateralized loan obligations	—	—	5,754	(7,456)	5,754	(7,456)
Corporate debt securities	25,303	(2,444)	—	—	25,303	(2,444)

Total	$439,373	$(2,980)	$5,754	$(7,456)	$445,127	$(10,436)

	December 31, 2007
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$127,139	$(59)	$104,600	$(110)	$231,739	$(169)
Collateralized loan obligations	5,302	(3,065)	4,355	(2,158)	9,657	(5,223)

Total	$132,441	$(3,124)	$108,955	$(2,268)	$241,396	$(5,392)

The increase in gross unrealized losses for collateralized loan obligations is due to the mark-to-market losses on the Company’s CLO investments primarily based on the market’s current perception of risk in all structured investment products. However, there have been no material changes in the performance of the underlying assets in either transaction, and as such, the expected future cash flows due to the CLO investors remains consistent with forecasts. The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value; the Company’s intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If the Company, based on its evaluation of the these factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the condensed consolidated statements of operations. Based on the Company’s evaluation, it does not consider these investments to be other-than-temporarily impaired at September 30, 2008 and December 31, 2007.
The U.S. government agency obligations mature before the end of November 2009. The two CLO investments are scheduled to mature in 2019 and 2021, respectively, although the actual maturity of each may be sooner.

4. Net Credit Swap Loss and Portfolio
Overview
Net credit swap loss as presented in the condensed consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps sold before their stated maturity, realized losses on credit events and premium income or expense. The realization of gains or losses on the termination of credit swaps or credit events will generally result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.
Credit swaps are derivative transactions that obligate one party to the transaction (the “Seller”) to pay an amount to the other party to the transaction (the “Buyer”) should an unrelated third party (the Reference Entity), specified in the contract be subject to a defined credit event. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap loss.
All credit swap transactions entered into between the Buyer and the Seller are subject to an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) executed by both parties. The ISDA Master Agreement allows for the aggregation of the market exposures and termination of all transactions between the Buyer and Seller in the event a default (as defined in the ISDA Master Agreement) occurs in respect of either party.
The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience credit events that will require the Company to make payments to the Buyers of the transactions. Defined credit events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a defined credit event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Defined credit events related to the Company’s credit swaps on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation. See note 6 of notes to the condensed consolidated financial statements for further discussion of credit events.
The Company may elect to terminate a credit swap before its stated maturity in one of two ways. The Company may negotiate an agreed termination with the original counterparty (an unwind). Alternatively, the Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs.

In accordance with GAAP, the Company carries its credit swaps on its condensed consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap loss in the Company’s condensed consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will reduce the Company’s net credit swap loss and the decline will add to the Company’s net credit swap loss for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps. The Company generally holds the credit swaps it sells to maturity, at which point, assuming no defined credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.
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
Primus Financial is primarily a Seller of credit swaps. As a general rule, when Primus Financial sells credit swaps, it intends to hold the transaction until maturity. However, there are two sets of circumstances in which Primus Financial could elect to terminate transactions prior to maturity, and Primus Financial monitors its portfolio on a continuing basis to assess whether those circumstances are present.
First, if Primus Financial receives new information suggesting that the credit quality of the underlying Reference Entity has deteriorated to a material degree, it considers the possibility of terminating the transaction, usually at a loss, to avoid the larger loss that could result if the credit swap were to remain in place until a defined credit event occurs.
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
Harrier/PRS Trading Strategies
At December 31, 2007, PRS Trading Strategies was inactive. As of March 31, 2008, Harrier had closed its remaining credit swap positions.

Consolidated Net Credit Swap Loss and Credit Swap Portfolio Information
The table below presents the components of consolidated net credit swap loss for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net premium income	$24,378	$22,382	$78,928	$61,168
Realized gains	2,196	1,337	3,229	3,352
Realized losses	(86,611)	(13,663)	(92,695)	(16,502)
Net change in unrealized losses	(327,646)	(130,178)	(769,770)	(189,012)

Net credit swap loss	$(387,683)	$(120,122)	$(780,308)	$(140,994)

Realized losses in the table above include losses on terminated credit swaps sold and estimated losses on credit events which occurred during the period.
The table below represents the consolidated notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Gross Notional Amounts:
Credit swaps sold-single name	$17,799,107	$18,260,653
Credit swaps sold-tranche	5,000,000	4,700,000
Credit swaps sold-ABS	75,000	80,000
Credit swaps purchased-single name	(11,740)	(25,410)
Fair value:
Asset	16	606
Liability	1,313,815	544,731
Average fair value:
Asset	660	33,217
Liability	1,084,604	165,087
“Asset” in the table above represents unrealized gains on credit swaps while “Liability” represents unrealized losses on credit swaps. The Liability at September 30, 2008 includes a favorable nonperformance risk adjustment of $716.0 million as discussed more fully in note 5 of notes to condensed consolidated financial statements. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial with each of its counterparties under an ISDA Master Agreement. The notional amounts of the credit swap contracts in the preceding table are presented on a gross basis and the fair values of such contracts are netted by counterparty.

The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties (including transactions with Lehman Brothers Special Financing Inc., as discussed more fully in note 6 Credit Events — Counterparty Default — Lehman Brothers Special Financing Inc. of notes to condensed consolidated financial statements (“note 6”)), the notional amounts and fair values of credit swap transactions outstanding as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$526,598	$(18,219)	$828,504	$(3,953)
Aa	2,973,120	(94,386)	3,832,904	(91,863)
A	5,942,723	(114,547)	6,047,762	(36,544)
Baa	7,152,257	(175,127)	6,882,813	(22,162)
Ba	733,829	(25,001)	570,090	(17,235)
B	362,982	(73,245)	71,080	(2,390)
Caa	101,598	(45,036)	27,500	(2,791)
D	6,000	(756)	—	—

Total	$17,799,107	$(546,317)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$3,300,000	$(335,830)	$3,450,000	$(172,175)
Aa	1,050,000	(180,723)	950,000	(94,312)
A	400,000	(100,935)	300,000	(53,569)
Baa	200,000	(72,483)	—	—
Ba	50,000	(25,384)	—	—

Total	$5,000,000	$(715,355)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
A	$15,000	$(10,186)	$25,000	$(12,821)
Baa	10,000	(7,630)	35,000	(20,470)
Ba	—	—	15,000	(11,353)
B	10,000	(7,255)	5,000	(4,038)
Caa	40,000	(31,487)	—	—

Total	$75,000	$(56,558)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aa	$—	$—	$(8,160)	$403
A	(4,120)	1,087	(12,380)	335
Baa	(7,620)	3,344	(4,870)	813

Total	$(11,740)	$4,431	$(25,410)	$1,551

(1) —	See note 6 Credit Events — CDS on ABS of notes to condensed consolidated financial statements for further discussion.

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$1,512,022	$(41,588)	$3,625,845	$(34,091)
Aa	13,110,019	(415,564)	12,153,764	(118,109)
A	1,757,688	(41,953)	2,481,044	(24,738)
Non rated (2)	1,419,378	(47,212)	—	—

Total	$17,799,107	$(546,317)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$—	$—	$400,000	$(33,706)
Aa	4,550,000	(632,449)	3,850,000	(246,490)
A	450,000	(82,906)	450,000	(39,860)

Total	$5,000,000	$(715,355)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
Aaa	$—	$—	$15,000	$(10,241)
Aa	50,000	(36,345)	40,000	(21,969)
A	20,000	(15,895)	25,000	(16,472)
Non rated (2)	5,000	(4,318)	—	—

Total	$75,000	$(56,558)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aaa	$—	$—	$(5,000)	$383
Aa	(11,740)	4,431	(20,410)	1,168

Total	$(11,740)	$4,431	$(25,410)	$1,551

(1) —	See note 6 Credit Events — CDS on ABS of notes to condensed consolidated financial statements for further discussion.

(2) —	See note 6 Credit Events — Counterparty Default — Lehman Brothers Special Financing Inc. for further discussion.

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$646,598	$(35,068)	$1,071,504	$(32,181)
AA	2,704,764	(61,274)	3,704,784	(56,437)
A	7,011,278	(190,743)	6,550,733	(42,398)
BBB	6,241,150	(96,284)	6,326,638	(20,200)
BB	826,375	(90,385)	478,820	(14,583)
B	319,121	(69,007)	128,174	(11,139)
CCC	43,821	(2,800)	—	—
D	6,000	(756)	—	—

Total	$17,799,107	$(546,317)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AAA	$3,700,000	$(398,033)	$3,800,000	$(212,582)
AA	650,000	(118,521)	700,000	(67,998)
A	100,000	(19,095)	100,000	(21,880)
BBB	550,000	(179,706)	100,000	(17,596)

Total	$5,000,000	$(715,355)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
A	$—	$—	$50,000	$(29,921)
BBB	15,000	(11,748)	15,000	(7,242)
BB	10,000	(7,255)	15,000	(11,519)
B	10,000	(6,581)
CCC	10,000	(7,246)	—	—
CC	30,000	(23,728)	—	—

Total	$75,000	$(56,558)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$—	$—	$(8,160)	$403
A	(11,740)	4,431	(12,250)	765
BBB	—	—	(5,000)	383

Total	$(11,740)	$4,431	$(25,410)	$1,551

(1) —	See note 6 Credit Events — CDS on ABS of notes to condensed consolidated financial statements for further discussion.

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AAA	$—	$—	$5,000	$3
AA	13,021,373	(366,443)	14,367,841	(131,277)
A	3,358,356	(132,662)	3,887,812	(45,664)
Non rated (2)	1,419,378	(47,212)	—	—

Total	$17,799,107	$(546,317)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AA	$4,550,000	$(632,449)	$4,250,000	$(280,196)
A	450,000	(82,906)	450,000	(39,860)

Total	$5,000,000	$(715,355)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1):
AA	$50,000	$(36,345)	$55,000	$(32,210)
A	20,000	(15,895)	25,000	(16,472)
Non rated (2)	5,000	(4,318)	—	—

Total	$75,000	$(56,558)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$(11,740)	$4,431	$(25,410)	$1,551

Total	$(11,740)	$4,431	$(25,410)	$1,551

(1) —	See note 6 Credit Events — CDS on ABS of notes to condensed consolidated financial statements for further discussion.

(2) —	See note 6 Credit Events — Counterparty Default — Lehman Brothers Special Financing Inc. for further discussion.
Primus Financial’s counterparties are generally financial institutions with whom it has entered into ISDA Master Agreements. For the nine months ended September 30, 2008, no individual counterparty generated greater than ten percent of the Company’s consolidated net premium revenue. For the nine months ended September 30, 2007, one counterparty generated greater than ten percent of the Company’s consolidated net premium revenue.

The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with Lehman Brothers Special Financing Inc., as discussed more fully in note 6), as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$9,242,328	$(394,952)	$9,531,846	$(149,169)
Europe	7,670,779	(127,763)	7,837,807	(21,719)
Asia-Pacific	707,000	(18,921)	712,000	(4,791)
Others	179,000	(4,681)	179,000	(1,259)

Total	$17,799,107	$(546,317)	$18,260,653	$(176,938)

By Counterparty:
North America	$9,024,776	$(277,577)	$9,431,827	$(100,747)
Europe	8,632,331	(266,736)	8,686,826	(75,709)
Asia-Pacific	132,000	(2,020)	132,000	(534)
Others	10,000	16	10,000	52

Total	$17,799,107	$(546,317)	$18,260,653	$(176,938)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(66,181)	$—	$—
Europe	4,400,000	(649,174)	4,700,000	(320,056)

Total	$5,000,000	$(715,355)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1)
By Reference Entity:
North America	$75,000	$(56,558)	$80,000	$(48,682)

Total	$75,000	$(56,558)	$80,000	$(48,682)

By Counterparty:
North America	$45,000	$(33,398)	$45,000	$(24,418)
Europe	30,000	(23,160)	35,000	(24,264)

Total	$75,000	$(56,558)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(11,740)	$4,431	$(25,410)	$1,551

Total	$(11,740)	$4,431	$(25,410)	$1,551

By Counterparty:
Europe	$(11,740)	$4,431	$(25,410)	$1,551

Total	$(11,740)	$4,431	$(25,410)	$1,551

(1) —	See note 6 Credit Events — CDS on ABS of notes to condensed consolidated financial statements for further discussion.

The table below shows the distribution of the credit swap portfolio (including transactions with Lehman Brothers Special Financing Inc., as discussed more fully in note 6), by year of maturity as of September 30, 2008 and December 31, 2007 (in thousands). With respect to the credit swaps sold-ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2008	$168,914	$(71)	$1,180,401	$(302)
2009	2,627,579	(28,490)	2,723,618	(6,449)
2010	5,822,265	(157,385)	6,052,998	(56,037)
2011	2,893,998	(159,072)	2,953,911	(53,905)
2012	5,123,797	(185,071)	5,309,725	(60,119)
2013	1,162,554	(16,228)	40,000	(126)

Total	$17,799,107	$(546,317)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$1,000,000	$(32,799)	$1,000,000	$(6,204)
2013	350,000	(112,219)	350,000	(58,715)
2014	3,650,000	(570,337)	3,350,000	(255,137)

Total	$5,000,000	$(715,355)	$4,700,000	$(320,056)

Credit Swaps Sold-ABS (1)
Year of Maturity
2010	$10,000	$(6,581)	$10,000	$(4,632)
2011	5,000	(3,825)	10,000	(6,368)
2012	15,000	(11,504)	15,000	(9,322)
2013	15,000	(11,445)	15,000	(9,443)
2014	20,000	(15,425)	20,000	(12,438)
2016	10,000	(7,778)	10,000	(6,479)

Total	$75,000	$(56,558)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name
Year of Maturity
2012	$—	$—	$(5,000)	$383
2014	(11,740)	4,431	(20,410)	1,168

Total	$(11,740)	$4,431	$(25,410)	$1,551

(1) —	See note 6 Credit Events — CDS on ABS of notes to condensed consolidated financial statements for further discussion.

5. Financial Instruments and Fair Value Disclosures
A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings or loss each period. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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
The Company’s U.S. government agency obligations, commercial paper, corporate debt securities, single name credit swaps and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.
•	Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity.
The Company’s CLO investments, ABS bond, credit swaps sold on ABS and credit swaps - tranches are categorized within Level 3 of the fair value hierarchy.

Valuation Techniques — Credit Swaps
Primus Financial’s fair value of its portfolio of single name, tranches and ABS credit swaps, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.
•	Current market data, including credit swap premium levels pertinent to each Reference Entity, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.
•	Valuation models, which are used to derive a fair value of credit swaps. The valuation models have been internally developed but are benchmarked against market-standard models.
•	Consideration of the credit risk of Primus Financial’s counterparties, as well as its own nonperformance risk. SFAS No. 157 requires that changes in the Company’s own nonperformance risk be considered when determining the fair value of Primus Financial’s credit swaps.
•	Fair value estimates of credit swaps from third party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps Primus Financial has transacted and the comparable current market premium. The valuation process the Company uses to obtain fair value is described below:
•	For the single-name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and derives average credit swap premium quotes on specific Reference Entities. The Company adjusts the independent mid-market credit swap premium quotes to derive exit price valuations.
•	For tranche transactions, Primus Financial obtains a mid-market valuation for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, correlation levels derived from credit swap indices, current interest rates and estimated recovery values on the securities issued by the underlying Reference Entities. Primus Financial adjusts the mid-market valuations obtained from the model to exit price valuations, using quotes obtained from tranche counterparties.
•	For credit swaps on ABS, Primus Financial obtains mid-market valuations from an independent valuation service and quotes from Primus Financial’s counterparties. Primus Financial adjusts the mid-market valuations to obtain exit price valuations.

Valuation Techniques — Other Financial Instruments
The Company uses the following valuation techniques to determine the fair value of its other financial instruments:
•	For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.
•	For U.S. government agency obligations, commercial paper and corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third party quotes.
•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to multiple third party quotes.
•	For the ABS bond, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, including default, prepayment, recovery and interest rate data.
•	For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using the Company’s best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuation is benchmarked to third party quotes.
Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.
As required under SFAS No. 157, the Company considers the effect of changes in its nonperformance risk in determining the fair value of its liabilities. The consideration of changes in nonperformance risk resulted in an adjustment of $346.6 million and $716.0 million during the three and nine months ended September 30, 2008, respectively, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition and reduced net credit swap loss in the condensed consolidated statements of operations for each respective period.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant		Assets /
	for	Observable	Unobservable	Counter-	Liabilities
	Identical Assets	Inputs	Inputs	party	at Fair
	(Level 1)	(Level 2)	(Level 3)	Netting (*)	Value
Assets
Cash and cash equivalents	$245,598	$52,737	$—	$—	$298,335
Available-for-sale investments	—	609,718	5,754	—	615,472
Unrealized gain on credit swaps	—	3,797	—	(3,781)	16
Other assets	—	1,186	—	—	1,186

Total Assets	$245,598	$667,438	$5,754	$(3,781)	$915,009

Liabilities
Unrealized loss on credit swaps	$—	$545,683	$771,913	$(3,781)	$1,313,815

Total Liabilities	$—	$545,683	$771,913	$(3,781)	$1,313,815

(*) —	Represents the impact of counterparty netting across the levels of the fair value hierarchy. Counterparty netting among positions classified within the same level is included in that level.
The following table below provides a reconciliation for the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Available-for-	Unrealized Loss	Available-for-	Unrealized Loss
	Sale	on Credit	Sale	on Credit
	Investments	Swaps	Investments	Swaps

Balance, beginning of period	$6,782	$(546,228)	$9,657	$(368,739)
Realized losses	(124)	—	(124)	4,876
Unrealized losses	(904)	(225,685)	(3,903)	(408,050)
Purchases, sales, issuances and settlements	—	—	124	—
Transfers in and/or out of Level 3, net	—	—	—	—

Balance, end of period	$5,754	$(771,913)	$5,754	$(771,913)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in net credit swap revenue (loss) in the condensed consolidated statements of operations. The above reconciliation does not include credit swap premiums collected during the period. Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in accumulated other comprehensive loss, which is a component of shareholders’ equity (deficit) on the condensed consolidated statements of financial condition.
Fair Value Option
Effective January 1, 2008, SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings or loss as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an eligible asset or eligible liability, that otherwise not accounted for at fair value under other accounting standards. Upon adoption of SFAS No. 159, the Company did not elect the fair value option on any of its existing eligible financial assets and liabilities. Subsequent to the adoption of SFAS No. 159, the Company will consider and may elect fair value option for eligible items that arise from new transactions or events.
6. Credit Events
Credit Swaps Sold -Single Name
During the third quarter of 2008, credit events on four Reference Entities occurred in Primus Financial’s credit swap portfolio with a total notional amount of $280.1 million. As a result, the Company recorded realized losses of $84.4 million, net of recovery values, related to these credit events in the condensed consolidated results of operations. The Company has recorded the corresponding payable for credit events in the condensed consolidated statements of financial condition at September 30, 2008.
In the occurrence of a credit event on a single name Reference Entity for which Primus Financial has sold credit swaps, the credit swap may be settled in one of two ways. First, the counterparty may present Primus Financial with an eligible security issued by the Reference Entity and Primus Financial pays the notional principal amount of the credit swap to the counterparty. Primus Financial may then elect to sell or hold the security presented by the counterparty. The second method for settlement entails Primus Financial and the counterparty engaging in a cash settlement process, generally organized under ISDA’s auspices, whereby a net cash settlement amount is determined through an auction process. This process is generally known as a “cash settlement protocol.” The credit events incurred during the third quarter of 2008 also had the effect of reducing the level of subordination, or capital protection, in a number of tranche transactions written by Primus Financial. However, no direct cash payment to tranche counterparties is required as a result of these credit events.

The following table represents the Company’s notional amount and realized losses for credit events on the single name Referenced Entities, net of recovery values, during the three months ended September 30, 2008 (in thousands). Subsequent to September 30, 2008, Primus Financial primarily settled these credit events by means of cash payments equivalent to the net credit event losses in the table below. The cash settlement amounts were determined under the cash settlement protocol established for each Reference Entity.

		Net Realized
	Notional	Losses on
	Amount	Credit Events
Single Name Reference Entity
Federal National Mortgage Association (“Fannie Mae”)	$80,000	$1,758
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	110,000	3,000
Lehman Brothers Holdings Inc.	80,000	73,100
Washington Mutual, Inc.	10,130	6,562

Total	$280,130	$84,420

Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial has entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial will continue to carry these credit swaps at their fair value. LBSF was obligated to pay approximately $2.0 million in premiums on its credit swap transactions during the third quarter of 2008, but failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $2.0 million on the credit swaps with LBSF during the third quarter of 2008. The amount due, but unpaid, was net against the unrealized losses on the credit swaps with LBSF outstanding at September 30, 2008.
CDS on ABS
Under the terms of the credit swaps on ABS, a downgrade of the underlying ABS securities to CCC/Caa2 (S&P/Moody’s) or below is considered a defined credit event. Upon the occurrence of a defined credit event, a counterparty to the credit swap has the right to present the underlying ABS, in whole or in part, to Primus Financial in exchange for the cash notional value of the credit swap corresponding to the face amount of the securities presented (“Physical Settlement”). If, following a defined credit event, no Physical Settlement occurs, a counterparty may make a loss claim up to the cash notional value of the credit swap, in the event of a principal write-down event, if any (“Pay-As-You-Go”). A principal write-down event occurs when the ABS servicer determines that there is insufficient collateral to pay a portion or all of the face value of the underlying securities. Any principal write-down claims by a counterparty will be paid by Primus Financial up to the notional amount of the credit swap.

During the nine months ended September 30, 2008, of the six ABS credit swaps which were downgraded to CCC (S&P) or below, one counterparty has physically settled by delivering to Primus Financial an ABS with $5.0 million face amount, and Primus Financial paid $5.0 million to the counterparty. That swap was terminated as a result of the Physical Settlement, and Primus Financial will no longer receive swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At September 30, 2008, the fair value of the ABS bond was zero. At September 30, 2008, the notional principal amount and the unrealized loss on the remaining five credit swaps, which were downgraded to CCC (S&P), were $40.0 million and $31.0 million, respectively. Primus Financial continues to earn and collect premiums on these credit swaps. At September 30, 2008, the notional principal amount and the fair value loss on credit swaps sold on ABS, which had not been downgraded to CCC/Caa2 (S&P/Moody’s) or below, was $35.0 million and $25.6 million, respectively. During the third quarter of 2008, there were no further credit events or payments made related to any principal write-down claims on credit swaps sold on ABS. See note 11 of notes to the condensed consolidated financial statements for discussion of subsequent events relating to CDS on ABS.
7. Restructuring — Harrier Discontinuance
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
8. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss available to common shareholders	$(390,219)	$(128,435)	$(797,694)	$(159,669)
Weighted-average basic shares outstanding	45,230	45,024	45,187	44,734
Effect of dilutive instruments	—	—	—	—
Share options	—	—	—	—
Restricted share units	—	—	—	—
Warrants	—	—	—	—

Dilutive potential shares	—	—	—	—
Weighted-average diluted shares	45,230	45,024	45,187	44,734
Basic EPS	$(8.63)	$(2.85)	$(17.65)	$(3.57)
Diluted EPS	$(8.63)	$(2.85)	$(17.65)	$(3.57)

For the three months ended September 30, 2008 and 2007, approximately 2.8 million shares and 1.9 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
For the nine months ended September 30, 2008 and 2007, approximately 2.7 million shares and 1.8 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
9. Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including share options and other forms of equity compensation based on estimated fair values.
Compensation expense is recognized based on the fair value of share options, performance shares, restricted shares and restricted share units (“RSU”) as determined on the date of grant and is being expensed over the related vesting periods. The fair value of the share options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option-pricing model for determining the estimated fair value for share-based payment awards as it deems it to be the most appropriate model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any share options during the three and nine months ended September 30, 2008.
The following table is a summary of share options activity for the nine months ended September 30, 2008:

	September 30, 2008
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at December 31, 2007	1,311,624	$11.61
Granted	—	$—
Exercised	—	$—
Forfeited	(82,475)	$11.84

Outstanding at September 30, 2008	1,229,149	$11.60

Exercisable at September 30, 2008	591,450	$11.20

The following table summarizes the status of the Company’s share options as of September 30, 2008:

	Share Options Outstanding			Share Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.00 – $6.94	65,625	4.4	$6.94	65,625	$6.94
$6.95 – $9.76	113,125	5.4	$9.76	113,125	$9.76
$9.77 – $13.50	1,050,399	4.8	$12.08	412,700	$12.28

Total	1,229,149			591,450

The Company recorded share compensation expense, which includes share options and RSUs, of approximately $3.5 million and $2.9 million during the nine months ended September 30, 2008 and 2007, respectively. Share compensation expense is included in compensation and employee benefits in the condensed consolidated statements of operations.
As of September 30, 2008, total unrecognized share-based compensation expense related to nonvested share awards was $7.7 million. This expense is expected to be recognized over a weighted average period of 1.7 years.
10. Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(390,219)	$(128,435)	$(797,694)	$(159,669)

Foreign currency translation adjustments	(108)	28	(169)	23
Change in net unrealized losses on available-for-sale investments	(3,022)	(1,939)	(5,401)	(1,731)

Total comprehensive loss	$(393,349)	$(130,346)	$(803,264)	$(161,377)

The following table summarizes the components of accumulated other comprehensive loss at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007

Balance at beginning of period	$(4,712)	$(2,375)
Foreign currency translation adjustments	(169)	(18)
Change in net unrealized losses on available-for-sale investments	(5,401)	(2,319)

Balance at end of period	$(10,282)	$(4,712)

11. Subsequent Events
On October 1, 2008, Moody’s lowered Primus Financial’s counterparty ratings and its senior debt issues and preferred securities, placing all ratings on review for possible downgrade. The counterparty rating was lowered to Aa1 from Aaa. The $75 million Subordinated Deferrable Interest Notes were lowered to Aa1 from Aaa. Moody’s also placed the remaining outstanding debt and preferred securities on review for possible downgrade. On October 17, 2008, Moody’s placed a rating of Ba1 on the 7% senior notes issued by Primus Guaranty, previously rated Baa1.
On October 21, 2008, S&P lowered Primus Financial’s counterparty ratings and its senior debt issues and preferred securities, placing all ratings on negative Credit Watch. The counterparty rating was lowered to AA+ from AAA. The $75 million Subordinated Deferrable Interest Notes were lowered to AA from AAA. The $125 million Subordinated 2005 Deferrable Interest Notes were lowered to A from AA. The $100 million Perpetual Preferred Securities were lowered to BBB+ from A. S&P also placed a rating of BB on the 7% senior notes issued by Primus Guaranty, previously rated BBB+, Credit Watch negative.
On October 9, 2008, the Financial Supervisory Authority of Iceland placed Kaupthing Bank hf. (“Kaupthing Bank”) into receivership, which constituted a credit event. As of September 30, 2008, Primus Financial’s single name credit swap notional exposure that references Kaupthing Bank totaled $68.2 million in U.S. dollars. The ultimate loss as a result of this credit event is not known at this time. Primus Financial also has credit swap exposure to Kaupthing Bank in its tranche portfolios. The Company does not anticipate that Primus Financial will have to make payments on its tranche transactions as a result of Kaupthing Bank being put into receivership.

On October 16, 2008, two residential mortgage-backed securities, referenced by credit swaps written by Primus Financial, were downgraded below Caa2 by Moody’s. The notional principal on these credit swaps was $15.0 million, of which $5.0 million is with LBSF. Under the terms of the credit swaps on ABS, a downgrade of the underlying security to CCC (S&P) or Caa2 (Moody’s), or below, is considered a credit event. In accordance with the ISDA Master Agreement, until the referenced ABS security is presented to Primus Financial, the credit swaps remain outstanding and premiums are required to be paid by the counterparty. The ultimate loss as a result of this credit event is not known at this time.
On October 8, 2008, the Company announced that its Board of Directors has authorized the repurchase of the Company’s 7% senior notes. On November 5, 2008, the Company announced that its Board of Directors has authorized a share buyback of the Company’s common shares. The Board of Directors has authorized for an expenditure of up to $25.0 million of available cash for the purchase of the senior notes and or common shares, for purchases made at management’s discretion.
On November 7, 2008, the Company was notified by NYSE Regulation, Inc. that it is not in compliance with one of the continued listing standards of the NYSE. The Company is considered below criteria established by the New York Stock Exchange (the “NYSE”) because the Company’s total market capitalization has been less than $75 million over a consecutive 30 trading-day period and its last reported shareholders’ equity was less than $75 million. In accordance with NYSE procedures, the Company must (i) acknowledge to the NYSE receipt of the notification within 10 business days of receipt; and (ii) provide the NYSE within 90 days with a business plan that outlines the definitive action the Company has taken, or proposes to take, in order to bring it into compliance with its continued listing standards within 18 months of receipt of the notification. The Company intends to provide the NYSE with both the requisite acknowledgement and a business plan outlining the definitive action the Company has taken and will take in order to bring it into compliance with the continued listing standards.

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
Business
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a holding company that was incorporated in Bermuda in 1998 and conducts business through its two principal operating subsidiaries. Our principal business is acting as a seller of credit swaps through Primus Financial Products, LLC (“Primus Financial”), a credit derivatives product company (“CDPC”). Primus Asset Management, Inc. (“Primus Asset Management”), one of our other principal operating subsidiaries, acts as an investment manager to affiliated companies and third party entities.
Primus Financial
Primus Financial is a CDPC, and a seller of credit swaps primarily to banks and credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. Primus Financial currently has a AA+ (credit watch negative) counterparty rating by Standard & Poor’s Ratings Services (“S&P”) and a Aa1 (review for possible downgrade) counterparty rating by Moody’s Investors Service, Inc. (“Moody’s”). In exchange for a fixed quarterly premium, Primus Financial agrees, upon the occurrence of a default or other defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a “Reference Entity”, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Alternatively, Primus Financial may agree with its counterparties to settle on a net cash basis. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial seeks to minimize the risk inherent in its credit swap portfolio by maintaining a high quality, highly diversified credit swap portfolio across Reference Entities, industries, countries and rating grades. Primus Financial monitors the creditworthiness of Reference Entities in its credit swap portfolio on an ongoing basis. Primus Financial manages its counterparty credit risk by selecting counterparties it believes to be financially strong, by performing ongoing assessment of their creditworthiness and by establishing and managing to prudent credit limits.
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

At September 30, 2008, Primus Financial’s credit swap portfolio was $22.9 billion, which includes $17.8 billion of single name credit swaps, $5.0 billion of tranches and $75.0 million of credit swaps on ABS.
Primus Asset Management
Primus Asset Management acts as an investment manager to affiliated companies and third party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management currently manages two collateralized loan obligations (“CLOs”). A CLO issues securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”), on behalf of third parties. A CSO issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign reference entities. Primus Asset Management receives fees for its investment management services on the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of September 30, 2008, CLO and CSO assets under management were approximately $1.5 billion. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.
PRS Trading Strategies/Harrier
At December 31, 2007, PRS Trading was inactive, therefore, comparisons from the prior year are not meaningful. As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions.

Critical Accounting Policies
Valuation of Financial Instruments
A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings or loss each period. Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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
The Company’s U.S. government agency obligations, commercial paper, corporate debt securities, single name credit swaps and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.
•	Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity.
The Company’s CLO investments, ABS bond, credit swaps sold on ABS and credit swaps - tranches are categorized within Level 3 of the fair value hierarchy.

Nonperformance Risk Adjustment
As required under SFAS No. 157, the Company considers the effect of changes in its nonperformance risk in determining the fair value of its liabilities. The consideration of changes in nonperformance risk resulted in adjustments of $346.6 million and $716.0 million during the three and nine months ended September 30, 2008, respectively, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition and reduced net credit swap loss in the condensed consolidated statements of operations.
Level 3 Assets and Liabilities
Level 3 assets, which include our two CLO investments were $5.8 million, or 0.6% of total assets measured at fair value at September 30, 2008. Level 3 liabilities, which include our credit swap sold on ABS and tranches were $771.9 million, or 58.8% of total liabilities measured at fair value at September 30, 2008. Primus Financial’s credit swap valuation techniques are described below. See also note 5 Financial Instruments and Fair Value Disclosures of notes to condensed consolidated financial statements for further discussion.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant		Assets /
	for	Observable	Unobservable	Counter-	Liabilities
	Identical Assets	Inputs	Inputs	party	at Fair
	(Level 1)	(Level 2)	(Level 3)	Netting (*)	Value

Total assets	$245,598	$667,438	$5,754	$(3,781)	$915,009

Percentage of total assets measured at fair value	26.8%	73.0%	0.6%	(0.4%)	100%

Total liabilities	$—	$545,683	$771,913	$(3,781)	$1,313,815

Percentage of total liabilities measured at fair value	—	41.5%	58.8%	(0.3%)	100%

Valuation Techniques — Credit Swaps
Primus Financial’s fair value of its portfolio of single name, tranches and ABS credit swaps, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.

•	Current market data, including credit swap premium levels pertinent to each Reference Entity, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.

•	Valuation models, which are used to derive a fair value of credit swaps. The valuation models have been internally developed but are benchmarked against market-standard models.

•	Consideration of the credit risk of Primus Financial’s counterparties, as well as its own nonperformance risk. SFAS No. 157 requires that changes in the Company’s own nonperformance risk be considered when determining the fair value of Primus Financial’s credit swaps.

•	Fair value estimates of credit swap from third party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps we have transacted and the comparable current market premium. The valuation process the Company uses to obtain fair value is described below:
•	For the single-name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and derives average credit swap premium quotes on specific Reference Entities. Primus Financial adjusts the independent mid-market credit swap premium quotes to derive exit price valuations.

•	For tranche transactions, Primus Financial obtains a mid-market valuation for each tranche transaction using a tranche valuation model. The inputs to the valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, correlation levels derived from credit swap indices, current interest rates and estimated recovery values on the securities issued by the underlying Reference Entities. Primus Financial adjusts the mid-market valuations obtained from our model to exit price valuations, using quotes obtained from tranche counterparties.

•	For credit swaps on ABS, Primus Financial obtains mid-market valuations from an independent valuation service and quotes from counterparties. Primus Financial adjusts the mid-market valuations to obtain exit price valuations.

Valuation Techniques — Other Financial Instruments
The Company uses the following valuation techniques to determine the fair value of its other financial instruments:
•	For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.

•	For U.S. government agency obligations, commercial paper and corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third party quotes.

•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to multiple third party quotes.

•	For the ABS bond, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, including default, prepayment, recovery and interest rate data.

•	For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using the Company’s best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuation is benchmarked to third party quotes.
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

Income Taxes
Income Taxes
Primus Guaranty, PRS Trading Strategies, LLC, Primus (Bermuda), Ltd. (“Primus Bermuda”) and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to United States federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to United States federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re, Ltd. (“Primus Re”) may be subject to United States federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for United States federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of United States federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a United States business in New York City and subject to income tax, is approximately 46% (not including United States branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing federal tax audits, however, no audit has yet been completed. For United States federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as passive foreign investment companies, or PFICs.
Results of Operations
Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007
Overview
During the third quarter of 2008, the financial markets experienced the most difficult period in decades. Many highly rated financial institutions came under significant pressure due to underperforming assets, leverage and lack of market liquidity. Credit markets were essentially frozen with very little trading volume and wide and volatile price swings. Two government sponsored enterprises were put into receivership, Lehman Brothers declared bankruptcy and Washington Mutual was taken over by the Federal Deposit Insurance Corporation. Governments and central banks announced broad based bail outs and took equity stakes in many major financial institutions to avert a collapse of the financial system. There were also forced mergers of weaker banks into stronger banks. Economic data toward the end of the third quarter of 2008 indicated that the G7 economies were slowing at a rapid pace. Central banks cut their benchmark rates and injected significant liquidity into the financial markets.
The Company was not insulated from these unprecedented market conditions. In addition to an increase in defaults and credit events as discussed below, Primus Financial continued to write little new business activity in the third quarter of 2008 due to a sharp reduction in the number of counterparties willing to transact with it. During the third quarter of 2008, Primus Financial sold approximately $74.3 million of new credit swaps. Primus Financial’s total notional credit swap portfolio was $22.9 billion at September 30, 2008, compared to $20.4 billion at September 30, 2007.

There were no new Primus Asset Management investment management or advisory assignments during the third quarter of 2008, as generally, the structured credit investor was unwilling to commit new capital given the continued turmoil in the credit markets. Our three managed CSOs experienced deterioration in their portfolios quality due to negative migration and credit events affecting certain Reference Entities underlying the portfolios.
Our net loss for the third quarter of 2008 was $390.2 million compared with $128.4 million for the third quarter of 2007. Net losses during these quarters are significantly impacted by unrealized losses from the mark-to-market of Primus Financial’s credit swap portfolio, as discussed below.
Net credit swap premiums earned were $24.4 million in the third quarter of 2008, compared with $22.4 million in the third quarter of 2007. The increase in net premiums is attributable to the growth of Primus Financial’s portfolio of credit swaps sold and higher new transaction premium levels.
Interest income on our portfolio of investments was $6.2 million in the third quarter of 2008, compared with $10.9 million in the third quarter of 2007. The decrease is primarily due to lower market interest rates in 2008, partially offset by higher invested balances during the period.
In addition, the lack of investor demand in the debt capital markets for auction rate securities continued throughout the third quarter of 2008. As a result, Primus Financial’s preferred securities and deferrable interest notes continue to be set at the maximum spread rates over London Interbank Offered Rate (“LIBOR”), at the current rating levels. Upon its bankruptcy, Lehman Brothers Inc. ceased to act as broker-dealer for these securities during the third quarter of 2008.
Interest expense and distributions on preferred securities issued by Primus Financial were $5.4 million in the third quarter of 2008, compared with $7.0 million in the third quarter of 2007. The decrease is primarily due to lower LIBOR rates, partially offset by the impact of the LIBOR rate plus the maximum spread rates, as discussed above.
Our operating expenses were $4.3 million in the third quarter of 2008, compared with $9.4 million in the third quarter of 2007. The decrease in operating expenses was principally due to reductions in the incentive bonus accrual and other cost-cutting initiatives which the Company put in place during 2008. The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonuses and share compensation awards are significantly influenced by the performance of the Company.
Credit Events
Credit Swaps Sold -Single Name
During the third quarter of 2008, credit events on four Reference Entities occurred in Primus Financial’s credit swap portfolio with a total notional amount of $280.1 million. As a result, the Company recorded realized losses of $84.4 million, net of recovery values, related to these credit events in the condensed consolidated results of operations. The Company has recorded the corresponding payable for credit events in the condensed consolidated statements of financial condition at September 30, 2008.

In the occurrence of a credit event on a single name Reference Entity for which Primus Financial has sold credit swaps, the credit swap may be settled in one of two ways. First, the counterparty may present Primus Financial with an eligible security issued by the Reference Entity and Primus Financial pays the notional principal amount of the credit swap to the counterparty. Primus Financial may then elect to sell or hold the security presented by the counterparty. The second method for settlement entails Primus Financial and the counterparty engaging in a cash settlement process, generally organized under the auspices of International Swaps and Derivatives Association, Inc. (“ISDA”), whereby a net cash settlement amount is determined through an auction process. This process is generally known as a “cash settlement protocol.” The credit events incurred during the third quarter of 2008 also had the effect of reducing the level of subordination, or capital protection, in a number of tranche transactions written by Primus Financial. However, no direct cash payment to tranche counterparties is required as a result of these credit events.
The following table represents the Company’s notional amount and realized losses for credit events on the single name Referenced Entities, net of recovery values, during the three months ended September 30, 2008 (in thousands). Subsequent to September 30, 2008, Primus Financial primarily settled these credit events by means of cash payments equivalent to the net credit event losses in the table below. The cash settlement amounts were determined under the cash settlement protocol established for each Reference Entity.

		Net Realized
	Notional	Losses on
	Amount	Credit Events
Single Name Reference Entity
Federal National Mortgage Association (“Fannie Mae”)	$80,000	$1,758
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	110,000	3,000
Lehman Brothers Holdings Inc.	80,000	73,100
Washington Mutual, Inc.	10,130	6,562

Total	$280,130	$84,420

Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial has entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. In the Company’s opinion, because the defaults of LBH and LBSF are not subject to cure, as a legal matter, Primus Financial is not obligated to settle with LBSF with respect to any existing or future credit events. However, under relevant accounting standards, Primus Financial will continue to carry these credit swaps at their fair value. LBSF was obligated to pay approximately $2.0 million in premiums on its credit swap transactions during the third quarter of 2008, but failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $2.0 million on the credit swaps with LBSF during the third quarter of 2008. The amount due, but unpaid, was net against the unrealized losses on the credit swaps with LBSF outstanding at September 30, 2008.

CDS on ABS
Under the terms of the credit swaps on ABS, a downgrade of the underlying ABS securities to CCC/Caa2 (S&P/Moody’s) or below is considered a defined credit event. Upon the occurrence of a defined credit event, a counterparty to the credit swap has the right to present the underlying ABS, in whole or in part, to Primus Financial in exchange for the cash notional value of the credit swap corresponding to the face amount of the securities presented (“Physical Settlement”). If, following a defined credit event, no Physical Settlement occurs, a counterparty may make a loss claim up to the cash notional value of the credit swap, in the event of a principal write-down event, if any (“Pay-As-You-Go”). A principal write-down event occurs when the ABS servicer determines that there is insufficient collateral to pay a portion or all of the face value of the underlying securities. Any principal write-down claims by a counterparty will be paid by Primus Financial up to the notional amount of the credit swap.
During the nine months ended September 30, 2008, of the six ABS credit swaps which were downgraded to CCC (S&P) or below, one counterparty has physically settled by delivering to Primus Financial an ABS with $5.0 million face amount, and Primus Financial paid $5.0 million to the counterparty. That swap was terminated as a result of the Physical Settlement, and Primus Financial will no longer receive swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At September 30, 2008, the fair value of the ABS bond was zero. At September 30, 2008, the notional principal amount and the unrealized loss on the remaining five credit swaps, which were downgraded to CCC (S&P), were $40.0 million and $31.0 million, respectively. Primus Financial continues to earn and collect premiums on these credit swaps. At September 30, 2008, the notional principal amount and the fair value loss on credit swaps sold on ABS, which had not been downgraded to CCC/Caa2 (S&P/Moody’s) or below, was $35.0 million and $25.6 million, respectively. During the third quarter of 2008, there were no further credit events or payments made related to any principal write-down claims on credit swaps sold on ABS. See note 11 Subsequent Events of notes to the condensed consolidated financial statements for discussion of subsequent events relating to CDS on ABS.
Net Credit Swap Loss
Consolidated net credit swap loss was $387.7 million and $120.1 million for the three months ended September 30, 2008 and 2007, respectively.
The table below shows the Company’s consolidated net credit swap loss, which was generated primarily by Primus Financial for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Primus Financial	$(387,683)	$(117,464)
Harrier/PRS Trading	—	(2,658)

Total consolidated net credit swap loss	$(387,683)	$(120,122)

Net credit swap loss for Primus Financial is discussed below.
Net Credit Swap Loss — Primus Financial
Net credit swap loss was $387.7 million and $117.5 million for the three months ended September 30, 2008 and 2007, respectively. See note 4 Net Credit Swap Loss and Portfolio of notes to the condensed consolidated financial statements for further discussion and information on Primus Financial’s credit swap portfolio.
Net credit swap revenue (loss) includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold, payments to settle credit events and estimated losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Net premiums earned	$24,378	$22,316
Net realized gains (losses) on credit swaps	(84,415)	1,040
Net unrealized losses on credit swaps	(327,646)	(140,820)

Total net credit swap loss	$(387,683)	$(117,464)

Net Premiums Earned — Primus Financial
Net premiums earned were $24.4 million and $22.3 million for the three months ended September 30, 2008 and 2007, respectively. Generally, premiums are received from counterparties in cash quarterly. Premiums for credit swaps on ABS are received in cash monthly.
Net premiums earned include:
•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium expense on credit swaps sold on asset-backed securities (ABS); and

•	Net premium income on credit swaps undertaken to offset credit risk.

The table below shows the components of net premiums earned for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Premium income on single name credit swaps sold	$18,959	$17,723
Premium income on tranches sold	5,202	4,328
Premium income on credit swaps sold on ABS	262	283
Net premium expense on credit swaps undertaken to offset credit risk	(45)	(18)

Total net premiums earned	$24,378	$22,316

Premium income on single name credit swaps sold was $19.0 million (excludes premiums on credit swaps with LBSF) and $17.7 million during the three months ended September 30, 2008 and 2007, respectively. The increase was primarily due to the growth of our single name credit swap portfolio and higher new transaction premium levels. The average notional amounts outstanding of single name credit swaps sold were $17.1 billion (excludes LBSF transactions) and $16.1 billion for the three months ended September 30, 2008 and 2007, respectively.
Premium income from tranches sold was $5.2 million and $4.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase was primarily due to the growth of Primus Financial’s tranche portfolio. The average notional amount of tranches outstanding was $5.0 billion and $3.6 billion for the three months ended September 30, 2008 and 2007, respectively.
Premium income on credit swaps sold on ABS was $262 thousand and $283 thousand during the three months ended September 30, 2008 and 2007, respectively. The average notional amount of credit swaps sold on ABS outstanding was $70.0 million and $80.0 million for the three months ended September 30, 2008 and 2007, respectively.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Realized gains (losses) for the three months ended September 30, 2008 and 2007 are summarized below (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Realized gains on terminated credit swaps sold	$4	$1,184
Net realized losses on credit events	(84,419)
Realized losses on terminated credit swaps sold	—	(17)
Net realized losses on terminated credit swaps undertaken to offset credit risk	—	(127)

Total net realized gains (losses) on credit swaps	$(84,415)	$1,040

Net realized gains (losses) on credit swaps sold were $(84.4) million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively. The realized losses incurred during the three months ended September 30, 2008 were primarily the result of the credit events which occurred during the third quarter of 2008 with a total notional amount of $280.1 million, as previously discussed. Primus Financial terminated $144.4 million notional amount of credit swaps sold during the three months ended September 30, 2007. The realized losses incurred during the three months ended September 30, 2007 were primarily the result of Primus Financial’s decision to reduce its exposure to a limited number of Reference Entities against which it had sold credit protection. The realized gains incurred during the three months ended September 30, 2007 were primarily the result of rebalancing the credit swap portfolio.
Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
Unrealized gains (losses) on credit swaps sold for the three months ended September 30, 2008 and 2007 are summarized below (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Net unrealized losses on credit swaps sold	$(103,202)	$(65,137)
Net unrealized losses on tranches sold	(226,310)	(52,457)
Net unrealized gains (losses) on credit swaps sold on ABS	625	(22,731)
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	1,241	(495)

Total net unrealized losses on credit swaps	$(327,646)	$(140,820)

Net unrealized losses on credit swaps were $327.6 million and $140.8 million for the three months ended September 30, 2008 and 2007, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the third quarter of 2008, we recorded a favorable nonperformance risk adjustment of $346.6 million under SFAS No. 157, as previously discussed in the nonperformance risk adjustment caption under valuation of financial instruments in the critical accounting policies section. The unrealized loss on credit swaps for the third quarter of 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps during that period.
Asset Management and Advisory Fees
We earned $1.1 million of asset management and advisory fees for both the three months ended September 30, 2008 and 2007, respectively, which related to our two CLOs and three CSOs.
Primus Asset Management acts as collateral manager for two CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Two of our CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2008 or 2007, respectively.
Interest Income
We earned interest income of $6.2 million and $10.9 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio, partially offset by higher average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.
Weighted average yields on our cash, cash equivalents and investments were 2.77% in the three months ended September 30, 2008 compared with 5.18% for the three months ended September 30, 2007.
The table below presents a comparison of our interest income for the three months ended September 30, 2008 and 2007 to our total cash, cash equivalents, available-for-sale and trading account securities at September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Interest income	$6,212	$10,881

Cash and cash equivalents	$298,335	$265,439
Available-for-sale and trading account securities	615,472	617,815

Total cash, cash equivalents, available-for-sale and trading account securities	$913,807	$883,254

Other Trading Revenue (Loss)
During the three months ended September 30, 2008, we did not record other trading revenues as PRS Trading/Harrier had ceased trading. During the three months ended September 30, 2007, Harrier/PRS Trading Strategies recorded other trading losses of $3.9 million. This amount excluded Harrier/PRS Trading Strategies’ net credit swap loss of $2.7 million for the three months ended September 30, 2007. Other trading revenues during that period comprised the net trading gains from Harrier/PRS Trading Strategies’ total return swaps, loan warehousing and trading activities.
Foreign currency revaluation loss
We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 43% of the notional amount of our Primus Financial single name credit swaps sold portfolio at September 30, 2008. We sell the majority of our euro premium receipts as they are received for U.S. dollars, retaining only a small working cash balance in euros. During the three months ended September 30, 2008 and 2007, we recorded $140 thousand and zero, respectively, in foreign currency revaluation losses.
Operating Expenses
Our operating expenses were $4.3 million and $9.4 million for the three months ended September 30, 2008 and 2007, respectively, as summarized below (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Compensation and employee benefits	$1,739	$4,890
Professional and legal fees	796	1,355
Depreciation and amortization	336	387
Technology and data	854	1,286
Other	596	1,469

Total operating expenses	$4,321	$9,387

Number of full-time employees, at end of period	52	62
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonuses and share compensation awards are significantly influenced by the performance of the company. Compensation expense for the three months ended September 30, 2008 decreased by approximately $3.2 million over the comparable prior period. The decrease was primarily the result of a lower accrual for performance based incentive awards, based on a change in management’s ultimate results and lower salary costs associated with reductions in headcount. Our accrued cash incentive compensation expense was $1.8 million for the three months ended September 30, 2008, compared with an accrued expense of $1.3 million for the corresponding prior year period. Share compensation expense was approximately $0.9 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The decrease in professional and legal fees is primarily due to lower legal, consulting fees and employee recruiting costs.
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
Interest Expense and Preferred Distributions
The lack of investor demand in the debt capital markets for auction rate securities continued throughout the third quarter of 2008, and as a result, our preferred securities and deferrable interest notes continued to be set at the maximum spread rates over LIBOR, at the current rating levels.
For the three months ended September 30, 2008 and 2007, we recorded $4.0 million and $5.3 million of interest expense, respectively. The decrease in interest expense was primarily due to lower LIBOR rates applicable in the third quarter of 2008, compared with the third quarter of 2007. Interest expense includes the interest expense on our $125 million, 7% senior notes issued in December 2006 and the associated interest rate swap, as discussed below. The decline in LIBOR rates in the third quarter of 2008 had the effect of reducing the net interest expense on these senior notes. The average interest rate was 4.89% and 6.54% for the three months ended September 30, 2008 and 2007, respectively.
In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus 0.96%.
Primus Financial also made net distributions of $1.4 million and $1.7 million during the three months ended September 30, 2008 and 2007, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The decrease in net distributions was primarily due to lower LIBOR rates, largely offset by the maximum spread rates set on our preferred securities in the third quarter of 2008. The average interest rate on these securities was 5.59% and 6.81% for the three months ended September 30, 2008 and 2007, respectively.
Income Taxes
Provision for income taxes was $12 thousand and zero for the three months ended September 30, 2008 and 2007, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.3 million and $8.4 million as of September 30, 2008 and December 31, 2007, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax benefit, excluding interest and penalties, would have been approximately $178.9 million and $54.7 million for the three months ended September 30, 2008 and 2007, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda to the extent Primus Financial has profits; any distributions would subject Primus Bermuda to an additional United States federal branch profits tax.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007
Overview
Our net loss for the nine months ended September 30, 2008 was $797.7 million compared with $159.7 million for the nine months ended September 30, 2007. The net loss during the first nine months of 2008 was primarily due to higher unrealized losses from the mark-to-market of Primus Financial’s credit swap portfolio as compared with lower unrealized losses from the mark-to-market of Primus Financial’s credit swap portfolio during the comparable period of 2007. Net credit swap premiums earned were $78.9 million in the first nine months of 2008, compared with $61.2 million in the comparable period of 2007. The increase in net premiums is primarily attributable to the growth in Primus Financial’s portfolio of credit swaps sold and higher new transaction premium levels. Our operating expenses were $24.1 million in the nine months ended September 30, 2008, compared with $29.6 million in the nine months ended September 30, 2007. Overall, operating expenses decreased primarily as a result of lower accrued performance based incentives and other cost-cutting initiatives.
Net Credit Swap Loss
Consolidated net credit swap loss was $780.3 million and $140.9 million for the nine months ended September 30, 2008 and 2007, respectively.
The table below shows the Company’s consolidated net credit swap loss, which is generated primarily by Primus Financial for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Primus Financial	$(781,020)	$(136,630)
Harrier/PRS Trading	712	(4,364)

Total consolidated net credit swap loss	$(780,308)	$(140,994)

As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions. During the nine months ended September 30, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007. Net credit swap loss for Harrier/PRS Trading Strategies primarily consisted of mark-to-market unrealized losses on its credit swap portfolio during the nine months ended September 30, 2007.

Net credit swap loss for Primus Financial is discussed below.
Net Credit Swap Loss — Primus Financial
Net credit swap loss was $781.0 million and $136.6 million for the nine months ended September 30, 2008 and 2007, respectively. See note 4 Net Credit Swap Loss and Portfolio of notes to the condensed consolidated financial statements for further discussion and information on Primus Financial’s credit swap portfolio.
Net credit swap loss includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and estimated losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap loss for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net premiums earned	$78,912	$60,893
Net realized losses on credit swaps	(90,162)	810
Net unrealized losses on credit swaps	(769,770)	(198,333)

Total net credit swap loss	$(781,020)	$(136,630)

Net Premiums Earned — Primus Financial
Net premiums earned were $78.9 million and $60.9 million for the nine months ended September 30, 2008 and 2007, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on credit swaps sold on asset-backed securities (ABS); and

•	Net premium income on credit swaps undertaken to offset credit risk.
The table below shows the components of net premiums earned for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Premium income on single name credit swaps sold	$62,652	$52,131
Premium income on tranches sold	15,472	8,329
Premium income on credit swaps sold on ABS	815	451
Net premium expense on credit swaps undertaken to offset credit risk	(27)	(18)

Total net premiums earned	$78,912	$60,893

Premium income on single name credit swaps sold was $62.7 million (excludes premiums on credit swaps with LBSF) and $52.1 million during the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to the growth of Primus Financial’s single name credit swap portfolio. The average notional amounts outstanding of single name credit swaps sold were $18.6 billion (excludes LBSF transactions) and $15.7 billion for the nine months ended September 30, 2008 and 2007, respectively.
Premium income from tranches sold was $15.5 million and $8.3 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to the growth of Primus Financial’s tranche credit swap portfolio. The average notional amount of tranches outstanding was $4.8 billion and $2.3 billion for the nine months ended September 30, 2008 and 2007, respectively.
Premium income on credit swaps sold on ABS was $815 thousand and $451 thousand during the nine months ended September 30, 2008 and 2007, respectively. The average notional amount of credit swaps sold on ABS outstanding was $73.9 million and $55.0 million for the nine months ended September 30, 2008 and 2007, respectively.
Net Realized Gains (Losses) on Credit Swaps – Primus Financial
Realized gains (losses) for the nine months ended September 30, 2008 and 2007 are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Realized gains on terminated credit swaps sold	$28	$3,197
Net realized losses on credit events	(89,295)
Realized losses on terminated credit swaps sold	(900)	—
Net realized gains (losses) on terminated credit swaps undertaken to offset credit risk	5	(2,387)

Total net realized gains (losses) on credit swaps	$(90,162)	$810

Net realized gains (losses) on credit swaps sold were $(90.2) million and $810 thousand for the nine months ended September 30, 2008 and 2007, respectively. The realized losses incurred during the nine months ended September 30, 2008 were primarily the result of the credit events incurred during the third quarter of 2008 with a total notional amount of $280.1 million in the third quarter of 2008, as previously discussed. Realized gains incurred during the nine months ended September 30, 2008 and 2007 were primarily the result of rebalancing Primus Financial’s credit swap portfolio. Primus Financial terminated $503.0 million notional amount of credit swaps sold during the nine months ended September 30, 2007. The realized losses incurred during the nine months ended September 30, 2007 were primarily the result of Primus Financial’s decision to reduce its exposure to a limited number of reference entities against which it had sold credit protection.

Net Unrealized Gains (Losses) on Credit Swaps – Primus Financial
Unrealized gains (losses) on credit swaps sold for the nine months ended September 30, 2008 and 2007 are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net unrealized losses on credit swaps sold	$(368,590)	$(86,496)
Net unrealized losses on tranches sold	(395,299)	(82,762)
Net unrealized losses on credit swaps sold on ABS	(7,876)	(28,580)
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	1,995	(495)

Total net unrealized losses on credit swaps	$(769,770)	$(198,333)

Net unrealized losses on credit swaps were $769.8 million and $198.3 million for the nine months ended September 30, 2008 and 2007, respectively. The change in unrealized losses on credit swaps reflects the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the nine months ended September 30, 2008, Primus Financial recorded a favorable nonperformance risk adjustment of $716.0 million under SFAS No. 157, as previously discussed. Primus Financial continued to experience a significantly widening of market credit swap premium levels as a result of the substantial re-pricing of credit risk, which led to the unrealized losses on our credit swap portfolio during the nine months ended September 30, 2008. The unrealized loss on credit swaps for the nine months ended September 30, 2007 is primarily due to rising credit market premiums on the portfolio of credit swaps during the period.
Asset Management and Advisory Fees
We earned $3.3 million and $2.4 million of asset management and advisory fees for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to asset management fees related to Primus CLO II, Ltd., which was completed on July 10, 2007.
Primus Asset Management acts as collateral manager for two CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Two of our CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2008 or 2007, respectively.
Interest Income
We earned interest income of $21.7 million and $31.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio, partially offset by higher average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.
Weighted average yields on our cash, cash equivalents and investments were 3.30% in the nine months ended September 30, 2008 compared with 5.05% for the nine months ended September 30, 2007.

The table below presents a comparison of our interest income for the nine months ended September 30, 2008 and 2007 to our total cash, cash equivalents, available-for-sale and trading account securities at September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Interest income	$21,725	$31,174

Cash and cash equivalents	$298,335	$265,439
Available-for-sale and trading account securities	615,472	617,815

Total cash, cash equivalents, available-for-sale and trading account securities	$913,807	$883,254

Other Trading Revenue (Loss)
During the nine months ended September 30, 2008, we did not record other trading revenues as Harrier had ceased trading. During the nine months ended September 30, 2007, Harrier/PRS Trading Strategies recorded other trading losses of $1.9 million. These amounts exclude Harrier/PRS Trading Strategies’ net credit swap loss of $4.4 million for the nine months ended September 30, 2007, as discussed under net credit swap loss caption. Other trading revenues during that period comprised of the net trading gains from Harrier/PRS Trading Strategies’ total return swaps, loan warehousing and trading activities.
Foreign currency revaluation loss
We transact credit swaps denominated in U.S. dollars and euros. Euro-denominated credit swaps comprised 43% of the notional amount of our Primus Financial single name credit swaps sold portfolio at September 30, 2008. We sell the majority of our euro premium receipts as they are received for U.S dollars, retaining only a small working cash balance in euros. During the nine months ended September 30, 2008 and 2007, we recorded $267 thousand and $12 thousand, respectively, in foreign currency revaluation losses.
Operating Expenses
Our operating expenses were $24.1 million and $29.6 million for the nine months ended September 30, 2008 and 2007, respectively, as summarized below (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Compensation and employee benefits	$13,894	$16,866
Professional and legal fees	3,100	3,794
Depreciation and amortization	999	1,334
Technology and data	2,865	3,241
Other	3,219	4,414

Total operating expenses	$24,077	$29,649

Number of full-time employees, at end of period	52	62

The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonuses and share compensation awards are significantly impacted by the performance of the company. Compensation expense for the nine months ended September 30, 2008 decreased by approximately $3.0 million over the comparable prior period. Overall, the decrease was primarily the result of a lower accrual for performance based incentive awards, based on a change in management’s estimate of ultimate results. Our accrued cash incentive compensation expense was $2.9 million for the nine months ended September 30, 2008, compared with an accrued expense of $5.4 million for the corresponding prior period. Share compensation expense was approximately $3.5 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The decrease in professional and legal fees is primarily due to lower legal, consulting fees and employee recruiting costs.
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
Interest Expense and Preferred Distributions
The lack of investor demand in the debt capital markets for auction rate securities continued throughout the first nine months of 2008, and as a result, Primus Financial’s preferred securities and deferrable interest notes continued to be set at the maximum spread rates over LIBOR, at current rating levels.
For the nine months ended September 30, 2008 and 2007, we recorded $12.8 million and $15.0 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR rates applicable in the first nine months of 2008, compared to prior year comparable period. Interest expense includes the interest expense on our $125 million, 7% senior notes issued in December 2006 and the associated interest rate swap, as discussed below. The decline in LIBOR rates during the first nine months of 2008 had the effect of reducing the net interest expense on these notes. The average interest rate was 5.27% and 6.17% for the nine months ended September 30, 2008 and 2007, respectively.
In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s $125 million, 7% senior notes due in December 2036, to floating rate debt based on the three month LIBOR rate plus 0.96%.
Primus Financial also made net distributions of $5.1 million and $5.6 million during the nine months ended September 30, 2008 and 2007, respectively, on the Primus Financial Cumulative Preferred Securities issued in December 2002. The decrease in net distributions was primarily due to lower LIBOR rates, partially offset by the maximum spread rates set on our preferred securities during the first nine months of 2008. The average interest rate on these securities was 6.86% and 7.42% for the nine months ended September 30, 2008 and 2007, respectively.

Income Taxes
Provision for income taxes was $61 thousand and $52 thousand for the nine months ended September 30, 2008 and 2007, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.3 million and $8.4 million as of September 30, 2008 and December 31, 2007, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to United States federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined United States federal, New York State and New York City income tax rate of 46%, on its United States GAAP income or loss, then its income tax benefit, excluding interest and penalties, would have been approximately $363.3 million and $66.5 million for the nine months ended September 30, 2008 and 2007, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda to the extent Primus Financial has profits; any such distributions would subject Primus Bermuda to an additional United States federal branch profits tax.
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
We define Economic Results as GAAP net income (loss) adjusted for the following:
•	Unrealized gains (losses) on credit swaps sold by Primus Financial are excluded from GAAP net income (loss);

•	Realized gains from early termination of credit swaps sold by Primus Financial are excluded from GAAP net income (loss) and;

•	Realized gains from early termination of credit swaps sold by Primus Financial are amortized over the period that would have been the remaining life of the credit swap, and that amortization is added to GAAP net income (loss);

•	Provision for credit events. Commencing with the third quarter of 2008, the Company will make provisions for credit events only in the period in which the event occurs, a change from our previous practice.
We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of our credit swap portfolio do not necessarily cause us to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage our portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark to market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of our credit swap portfolio have no impact on our liquidity as we do not provide counterparties with collateral or our credit ratings as our capital models do not consider it as part of determining capital sufficiency. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize these realized gains over the original remaining life of the terminated contracts. Losses arising from credit events (other than one instance mentioned below) are recognized by the Company as realized events in the period in which the event occurs for GAAP reporting and Economic Results purposes.

In the fourth quarter of 2007, we created a provision of $40.9 million in our Economic Results for credit events that occurred in January 2008 with respect to six credit swap transactions in the portfolio related to CDS on ABS. During the first quarter of 2008, one counterparty delivered to Primus Financial an ABS security with a $5 million face amount and Primus Financial paid $5 million to the counterparty. That swap was terminated as a result of the Physical Settlement and Primus Financial will no longer receive credit swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. Based on the value of the delivered bond at its delivery date, we increased the provision by an additional $189 thousand in the first quarter of 2008. As previously stated, going forward, all credit events will be recognized in Economic Results in period event occurs.
The following table below presents a reconciliation of our Economic Results (non GAAP measures) to GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

GAAP net loss	$(390,219)	$(128,435)	$(797,694)	$(159,669)
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	327,646	140,820	769,770	198,333
Less: Realized gains from early termination of credit swaps sold by Primus Financial	(4)	(1,182)	(28)	(3,197)
Add: Amortization of realized gains from the early termination of credit swaps sold by Primus Financial	466	1,399	1,746	5,232

Less: Provision for credit events	—	—	(189)	—
Add: Deduction against provision for credit events	—	—	4,875	—

Net Economic Results	$(62,111)	$12,602	$(21,520)	$40,699

Economic Results per diluted share	$(1.37)	$0.28	$(0.48)	$0.90
Economic Results weighted average common shares outstanding — diluted	45,230	45,206	45,187	45,130
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
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2008 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
		Less than						More than
	Total	1 Year		1-3 Years		3-5 Years		5 Years
Property leases	$8,911	$1,236		$2,471		$2,413		$2,791
7% senior notes	125,000	—		—		—		125,000
Interest on 7% senior notes (b)	247,090	8,750		17,500		17,500		203,340
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000

Total	$581,001	$9,986		$19,971		$19,913		$531,131

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

(b)	Net interest payments on the $125 million, 7% senior notes will vary due to the interest rate swap agreement.
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
Liquidity and Capital Resources
Capital Strategy
Our consolidated cash, cash equivalents and available-for-sale investments were $913.8 million and $860.3 million as of September 30, 2008 and December 31, 2007, respectively. Since its inception, Primus Guaranty has raised both debt and equity capital and has contributed capital to its operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own, and as such, it is largely dependent upon the ability of its operating subsidiaries to generate cash to service its debt obligations and working capital needs.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Primus Financial does not provide collateral to its counterparties. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At September 30, 2008 and December 31, 2007, Primus Financial had cash, cash equivalents and available-for- sale investments of $820.4 million and $749.5 million, respectively, which management believes is sufficient to operate its credit swap business. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts. The average remaining tenor on the credit swap portfolio is 3.3 years. The total future, premium receipts on Primus Financial’s credit swap portfolio is in excess of $300 million.

Primus Financial receives cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps and interest income earned on its investment portfolio and capital raising activities. Cash is used to pay operating and administrative expenses, premiums on credit swaps purchased, realized losses from the early termination of credit swaps, settlement of amounts due for credit events, interest on debt and preferred share distributions.
Cash Flow
Cash flows from operating activities – Net cash provided by operating activities was $63.6 million and $71.3 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows from operating activities represents primarily premium income earned on our credit swap portfolios and changes in working capital during the first nine months of 2008 compared with the first nine months of 2007.
Cash flows from investing activities – Net cash used in investing activities was $2.4 million and $11.5 million for the nine months ended September 30, 2008 and 2007, respectively. The change was primarily due to a reduction in fixed asset purchases and capitalized software costs and higher payments received from CLO investments during the first nine months of 2008 compared with the first nine months of 2007.
Cash flows from financing activities – Net cash (used in) provided by financing activities was $(5.3) million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. The change is primarily due to proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd. during the first nine months of 2007.
With our current capital resources and anticipated future credit swap premium receipts and interest income, we believe we have sufficient liquidity to pay our operating expenses and debt service obligations (including preferred distributions) over at least the next twelve months.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. SFAS No.157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted the provisions of SFAS No. 157. For additional information and discussion, see note 5 of notes to the condensed consolidated financial statements.
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
In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45. FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect the Company’s financial condition, results of operations or cash flows.
Subsequent Events
On October 1, 2008, Moody’s lowered Primus Financial’s counterparty ratings and its senior debt issues and preferred securities, placing all ratings on review for possible downgrade. The counterparty rating was lowered to Aa1 from Aaa. The $75 million Subordinated Deferrable Interest Notes were lowered to Aa1 from Aaa. Moody’s also placed the remaining outstanding debt and preferred securities on review for possible downgrade. On October 17, 2008, Moody’s placed a rating of Ba1 on the 7% senior notes issued by Primus Guaranty, previously rated Baa1.
On October 21, 2008, S&P lowered Primus Financial’s counterparty ratings and its senior debt issues and preferred securities, placing all ratings on negative Credit Watch. The counterparty rating was lowered to AA+ from AAA. The $75 million Subordinated Deferrable Interest Notes were lowered to AA from AAA. The $125 million Subordinated 2005 Deferrable Interest Notes were lowered to A from AA. The $100 million Perpetual Preferred Securities were lowered to BBB+ from A. S&P also placed a current rating of BB on the 7% senior notes issued by Primus Guaranty, previously rated BBB+, Credit Watch negative.

On October 9, 2008, the Financial Supervisory Authority of Iceland placed Kaupthing Bank hf. (“Kaupthing Bank”) into receivership, which constituted a credit event. As of September 30, 2008, Primus Financial’s single name credit swap notional exposure that references Kaupthing Bank totaled $68.2 million in U.S. dollars. The ultimate loss as a result of this credit event is not known at this time. Primus Financial also has credit swap exposure to Kaupthing Bank in its tranche portfolios. The Company does not anticipate that Primus Financial will have to make payments on its tranche transactions as a result of Kaupthing Bank being put into receivership.
On October 16, 2008, two residential mortgage-backed securities, referenced by credit swaps written by Primus Financial, were downgraded below Caa2 by Moody’s. The notional principal on these credit swaps was $15.0 million, of which $5.0 million is with LBSF. Under the terms of the credit swaps on ABS, a downgrade of the underlying security to CCC (S&P) or Caa2 (Moody’s), or below, is considered a credit event. In accordance with the ISDA Master Agreement, until the referenced ABS security is presented to Primus Financial, the credit swaps remain outstanding and premiums are required to be paid by the counterparty. The ultimate loss as a result of this credit event is not known at this time.
On October 8, 2008, the Company announced that its Board of Directors has authorized the repurchase of the Company’s 7% senior notes. On November 5, 2008, the Company announced that its Board of Directors has authorized a share buyback of the Company’s common shares. The Board of Directors has authorized for an expenditure of up to $25.0 million of available cash for the purchase of the senior notes and or common shares, for purchases made at management’s discretion.
On November 7, 2008, the Company was notified by NYSE Regulation, Inc. that it is not in compliance with one of the continued listing standards of the NYSE. The Company is considered below criteria established by the New York Stock Exchange (the “NYSE”) because the Company’s total market capitalization has been less than $75 million over a consecutive 30 trading-day period and its last reported shareholders’ equity was less than $75 million. In accordance with NYSE procedures, the Company must (i) acknowledge to the NYSE receipt of the notification within 10 business days of receipt; and (ii) provide the NYSE within 90 days with a business plan that outlines the definitive action the Company has taken, or proposes to take, in order to bring it into compliance with its continued listing standards within 18 months of receipt of the notification. The Company intends to provide the NYSE with both the requisite acknowledgement and a business plan outlining the definitive action the Company has taken and will take in order to bring it into compliance with the continued listing standards.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of our credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of our credit swap portfolio as a result of these changes. As of September 30, 2008, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of our credit swap portfolio by approximately $58.9 million.
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

Item 4. Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to rules 13a-15 and 15-15d promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.
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
Date: November 10, 2008

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