Form 10-K
period 2008-12-31
PRIMUS GUARANTY LTD
filed 2009-03-16
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________  to  ________.
Commission File Number: 001-32307

Primus Guaranty, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0402357
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securites Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $68,586,160 based on the closing price quoted by the New York Stock Exchange as of the last business day of the most recently completed second fiscal quarter (June 30, 2008).
As of March 5, 2009, the number of shares outstanding of the registrant’s common shares, $0.08 par value, was 40,995,656.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2009 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report.

Primus Guaranty, Ltd.
Form 10-K
For the fiscal year ended December 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of U.S. Private Securities Litigation Reform Act of 1995 with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements.
Part I.
Item 1. Business
Unless otherwise indicated or the context requires otherwise, references to “we,” “us,” “our,” “Company,” or “Primus” refer to the consolidated operations of Primus Guaranty, Ltd., or Primus Guaranty, and references to a company name refer solely to such company.
Overview
Primus Guaranty, Ltd. is a holding company that conducts business currently through two principal operating subsidiaries, Primus Financial Products, LLC (“Primus Financial”), a credit derivative product company (“CDPC”), and Primus Asset Management, Inc. (“Primus Asset Management”), an investment manager to affiliated companies and third-party entities.
We are a Bermuda company that was incorporated in 1998. Our registered office is at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda, and our telephone number is 441-296-0519. The offices of our principal operating subsidiaries, Primus Financial and Primus Asset Management, are located at 360 Madison Avenue, New York, New York 10017, and their telephone number is 212-697-2227. Our common shares, par value $0.08 per share (“common shares”), are listed on the New York Stock Exchange, or NYSE, under the symbol “PRS.”
During 2008, there have been significant developments that have impacted our principal operating subsidiaries, Primus Financial and Primus Asset Management, as a result of the turbulent conditions in the global financial and credit markets. See “Recent Developments” for further discussion.

Legal Entity Structure
Primus Financial
Primus Financial, as a CDPC, was established to sell credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium Primus Financial has agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay to its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Primus Financial may then elect to sell or hold the security presented by the counterparty. Alternatively, Primus Financial has the ability to cash settle counterparty claims through industry sponsored cash settlement protocols. Credit swaps sold by Primus Financial on a single specified Reference Entity are referred to as “single name credit swaps.”
Primus Financial has sold credit swaps referencing portfolios containing credit swaps of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (Standard & Poor’s Ratings Services, or “S&P” / Moody’s Investors Service, Inc., or “Moody’s”) or below of the reference obligation.

Credit and Risk Management Policies and Oversight-Primus Financial
Policies governing the credit and risk management processes for Primus Financial are set by its board of directors, which is separate from Primus Guaranty’s board. The responsibilities of the board of directors of Primus Financial include: (1) reviewing and approving the credit-related policies and procedures of Primus Financial, (2) reviewing changes to its operating guidelines and capital models, (3) reviewing its capital levels and portfolio optimization strategies and (4) reviewing counterparty exposures. Primus Asset Management, which manages the Primus Financial credit swap portfolio, has responsibility for the implementation of Primus Financial’s risk management policies and procedures.
Capital Models and Verification Process
Primus Financial has developed customized capital models that are cash flow-based simulations of Primus Financial’s credit swap portfolio expected performance. Primus Financial uses its customized capital models to determine the sufficiency of its capital resources to meet its ratings requirements. The sufficiency of capital resources within its capital models is in part determined by: (1) the notional amount of each credit swap in the portfolio; (2) the tenor of each credit swap; (3) the ratings implied credit risk of each underlying Reference Entity; (4) credit swap premiums; (5) industry concentrations within the portfolio; (6) Primus Financial’s dividend policy; (7) cost of capital; and (8) Primus Financial’s operating expenses and tax status. Under its operating guidelines, which specify various structural, portfolio and capital constraints, Primus Financial is required to have an external auditor (currently Ernst & Young LLP) perform agreed-upon-procedures report on a monthly basis. The procedures, which are specified by the ratings requirements, consist of testing the application of Primus Financial’s operating guidelines with respect to its credit swap portfolio.
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
Credit Swap Portfolio-Primus Financial
As of December 31, 2008, Primus Financial had a credit swap portfolio with a total notional amount of $22.5 billion, weighted average credit ratings of A/Baa2 (S&P/Moody’s) and a weighted average remaining maturity of 3.0 years. At December 31, 2008, Primus Financial had $687.3 million of capital resources to support its credit swap portfolio.
Single Name Credit Swaps
As of December 31, 2008, Primus Financial’s portfolio of single name credit swaps sold was $17.5 billion (in notional amount). This portfolio had a weighted average credit rating of A-/Baa2 (S&P/Moody’s), and included 581 corporate and sovereign Reference Entities spread across 40 industries in 27 countries. Reference Entities that were domiciled in the U.S. and outside of the U.S. comprised 48% and 52%, respectively, of the single name credit swap portfolio at December 31, 2008. At December 31, 2008, 58% of Primus Financial’s single name credit swaps were denominated in U.S. dollars and 42% denominated in euros. The percentage of credit swaps in the portfolio relating to investment grade Reference Entities as rated by S&P was approximately 93% at December 31, 2008.

The following chart provides a summary of the S&P Industry Classification of the Reference Entities in Primus Financial’s single name credit swap portfolio at December 31, 2008. The chart represents the notional principal associated with each industry classification as a percentage of the total notional principal of the single name credit swap portfolio.
Tranches
As of December 31, 2008, Primus Financial’s portfolio of credit swap tranches sold was $5.0 billion (in notional amount). This portfolio had a weighted average credit rating of AA/A2 (S&P/Moody’s). Primus Financial’s portfolio of credit swap tranches sold was entirely denominated in U.S. dollars and includes corporate and sovereign Reference Entities.
CDS on ABS
As of December 31, 2008, Primus Financial’s portfolio of CDS on ABS was $67.7 million (in notional amount). Primus Financial’s portfolio of CDS on ABS was entirely denominated in U.S. dollars.
Counterparties
At December 31, 2008, Primus Financial had outstanding credit swap transactions with 33 counterparties. These counterparties primarily consisted of global financial institutions and major credit swap dealers. Primus Financial’s top counterparty and top five counterparties represented approximately 13% and 41%, respectively, of its credit swap portfolio in notional amounts outstanding at December 31, 2008. No individual counterparty accounted for more than 10% of consolidated net premiums earned for the year ended December 31, 2008. Primus Financial does not provide collateral to its counterparties nor are there any ratings triggers or other conditions which would require provisions for collateral. Our Chief Risk Officer has the responsibility for determining counterparty limits.
Primus Financial transacted credit swaps under contracts which incorporate standard market terms and conditions as defined by the International Swaps and Derivatives Association, Inc., or ISDA. These agreements include a Master Agreement and trade confirmations that govern the terms of its credit swap transactions. The ISDA Master Agreement allows Primus Financial to conduct many separate transactions with a counterparty on an efficient basis, each subject to a specific confirmation. For further discussion, see the “Credit Events, Counterparty Default — Lehman Brothers Special Financing Inc.” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Primus Asset Management
Primus Asset Management acts as an investment manager to affiliated companies and third-party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two collateralized loan obligations (“CLOs”). CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”) on behalf of third parties. CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. At December 31, 2008, CLO and CSO assets under management were approximately $1.5 billion.
Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates, including management, consulting and information technology.
Primus Guaranty (UK)
Primus Guaranty (UK), Ltd. (“PGUK”) was established in the fourth quarter of 2005 in London to provide a base of operations to support the group’s business in Europe. PGUK supplies services to affiliated companies, including Primus Financial, that encompass marketing to counterparties and introducing other business opportunities. PGUK is authorized by the United Kingdom’s Financial Services Authority.
Primus Re
Primus Re, Ltd. (“Primus Re”) is a Bermuda company registered as a Class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, or the Bermuda Insurance Act, and operates as a financial guaranty insurance company. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re was inactive during the years ended December 31, 2008 and 2007.
Other Subsidiaries
We own two intermediate holding companies, Primus (Bermuda), Ltd. (“Primus Bermuda”), and Primus Group Holdings, Inc. (“Primus Group Holdings”).
Recent Developments
The global economy is currently experiencing a recession and general economic conditions have continued to deteriorate. The financial markets remain volatile and credit market conditions worsened considerably over the course of 2008. Credit spreads remain wide as a result of a broad-based repricing of credit risk. We were not insulated from these unprecedented market conditions and experienced a challenging year, which resulted in material adverse effects on our business, in particular Primus Financial.

Primus Financial was affected by these circumstances in a number of ways, including:
•	Counterparties ceased to purchase new credit swap protection from Primus Financial after the first quarter of 2008. As a result, Primus Financial has changed its strategy from a growth model to an amortization model. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that new credit swap contracts will be added to the portfolio;
•	Primus Financial’s ratings were downgraded by S&P and Moody’s, principally as a result of two factors: a) realized losses from credit events on Reference Entities within Primus Financial’s credit swap portfolio, which reduced its available capital; and b) credit rating downgrades on a number of Reference Entities within Primus Financial’s credit swap portfolio; and
•	On February 24, 2009, Moody’s announced that it has withdrawn Primus Financial’s counterparty rating and debt ratings of Primus Financial, at the request of Primus Financial.
As a result of the adverse conditions, Primus Asset Management was not able to originate any new investment management or advisory assignments during 2008. Generally, structured credit investors were unwilling to commit new capital, given the volatility and continued turmoil in the credit markets.
Given the rapidly changing market environment, our management team, in consultation with our board, has carefully reviewed our strengths, weaknesses, opportunities and challenges in order to fashion a new business plan.
Our 2009 business priorities and initiatives will include the following:
•	Amortizing Primus Financial’s credit swap portfolio;
•	Pursuing new opportunities in credit, structured credit and derivative markets; and
•	Aligning costs with our business approach.
See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
Risk Management Policies and Oversight
Overall, the risk management policies of the Company are governed by the board of directors of Primus Guaranty. The Finance and Investment Committee of our board reviews and approves the Company’s risk management policies and the Audit Committee of our board oversees the Company’s compliance with risk management policies. Our Chief Risk Officer, reporting to our Chief Financial Officer, has the responsibility for overseeing the risk management policies.
Investments and Investment Policy
The cash balances of Primus Guaranty and Primus Bermuda have been invested primarily in short term U.S. government and agency securities and money market funds. Primus Guaranty and Primus Bermuda have also invested in short and long-term securities, primarily issued by investment grade U.S. financial and corporate entities. Primus Bermuda holds a portion of the subordinated debt issued by the two CLOs managed by Primus Asset Management.
Primus Financial’s cash balances have been invested primarily in high quality short-term securities and money-market instruments. Primus Financial has engaged an unaffiliated investment manager to assist in the management of its fixed income investment portfolio. The operating guidelines currently limit Primus Financial’s investments primarily to U.S. government and agency securities, which mature within three years from purchase date.

Technology
We are dependent on our technology infrastructure to manage our business. Our technology is designed to provide risk management, rating agency compliance, financial and operational support for the credit swap portfolio and the third-party CSOs and CLO portfolios managed by Primus Asset Management. Major systems include the Primus Trading System and Primus Financial’s capital models, which were developed and are maintained by a third-party software development company on our behalf. We retain all intellectual and proprietary rights to these systems, which are programmed using industry standard and contemporary software tools. We also have licensed third-party technology to support the management of the CLOs. We have a business continuity plan that includes redundant power sources, fault tolerant hardware, backups and capabilities to reach our technology from multiple locations. Our security plan includes firewall protection, password controls, individual logins, audit log and user reviews.
Competition
Primus Financial, as a CDPC, was formed to be a seller of credit protection. The business of selling credit protection using credit swaps is highly competitive. Major sellers of credit swaps include banks, insurance companies and investment managers, including hedge funds. Competition is based on many factors, including the general reputation, service and perceived financial strength of the protection seller, the pricing of the credit swap protection (i.e., the premium to be paid by the protection buyer for the credit swap) and other terms and conditions of the credit swap.
In the fourth quarter of 2008, management concluded that it was unlikely Primus Financial could write any new credit swaps for the foreseeable future as a result of a lack of counterparty capacity. This environment necessitated a change in Primus Financial’s business strategy to an amortization model.
The market for asset management services is highly competitive with low barriers to entry. Many participants in the asset management business are large financial institutions and established asset management companies. Despite the greater asset base and size of these competitors, we believe Primus Asset Management is well positioned as an experienced structured credit asset manager.
Credit Ratings — Primus Debt and Preferred Securities
Primus Guaranty completed an offering of $125 million, 7% Senior Notes on December 27, 2006, which mature in December 2036 (the “7% Senior Notes”). These 7% Senior Notes have a CCC/Ba3 senior debt rating from S&P and Moody’s, respectively, and are listed on the NYSE under the symbol “PRD.”
Primus Financial issued $100 million of perpetual preferred securities on December 19, 2002. These perpetual preferred securities were placed into a trust, which in turn issued money market custodial receipts in the auction rate market and have a BB+ rating from S&P.
Primus Financial issued $75 million of subordinated deferrable interest notes on July 23, 2004, which mature in July 2034. These subordinated deferrable interest notes currently have a A- rating from S&P.
Primus Financial issued $125 million of subordinated deferrable interest notes on December 19, 2005, which mature in June 2021. These subordinated deferrable interest notes have a BBB rating from S&P.
The turmoil in the debt capital markets that began in August 2007 continued during 2008. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates have increased to the maximum rates specified in the respective security agreements.
Employees
As of December 31, 2008, we had 42 employees. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.

Additional Information
We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16(a) filings, our Proxy Statement, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC, through our home page at www.primusguaranty.com. The information on our Web site is not incorporated by reference into this Annual Report on Form 10-K.
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
Primus Guaranty, Primus Bermuda and Primus Re have each been incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain transactions, including (1) the acquisition or holding of land in Bermuda (except as may be required for their business and held by way of lease or tenancy for terms of not more than 50 years or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of BD$50,000 without the consent of the Bermuda Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda (and certain other limited circumstances) or under license granted by the Bermuda Minister of Finance.
We must comply with the provisions of the Bermuda Companies Act regulating the payment of dividends, and making distributions from contributed surplus and purchases of shares. A Bermuda company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Bermuda Companies Act, when a Bermuda company issues shares at a premium (that is for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Bermuda Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as premium arising on a particular class of shares which may be used in paying up unissued shares to be issued to shareholders as fully paid bonus shares. The paid-up share capital may not be reduced if on the date the reduction is to be effected there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. Similarly, no purchase by a company of its own shares may be effected if, on the date on which the purchase is to be effected, there are reasonable grounds for believing that the company is, or after the purchase would be, unable to pay its liabilities as they become due.

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
The Bermuda Insurance Act. The Bermuda Insurance Act imposes on insurance companies certain solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Bermuda Insurance Act) in Bermuda. Primus Re’s principal representative is currently Marsh Management Services (Bermuda) Ltd. The Bermuda Insurance Act grants to the BMA the power to cancel licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Primus Re is registered as a Class 3 insurer and is regulated as such under the Bermuda Insurance Act. Class 3 insurers are authorized to carry on general insurance business (as understood under the Bermuda Insurance Act), subject to conditions attached to their license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratios and other requirements imposed by the Bermuda Insurance Act.
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
Primus Re, Ltd. Act 2000. Primus Re has obtained private Bermuda legislation, entitled the “Primus Re, Ltd. Act 2000,” or the Private Act, from the Bermuda legislature that enables it to operate separate accounts (as defined in the Private Act), subject to the provisions of the Private Act. The expected result is that the assets of one separate account are protected from the liabilities of other accounts, with the result that only the assets of a particular separate account may be applied to the liabilities of that separate account. Pursuant to the Private Act, the assets and liabilities of a separate account are treated as a separate fund from Primus Re’s own general assets and liabilities or the assets and liabilities arising from any other separate accounts and, in an insolvency proceeding pursuant to Bermuda law, it is expected that a liquidator will be bound to respect the sanctity of such separate accounts. There are no Bermuda court decisions on the efficacy of separate accounts.

Notification by shareholder controller of new or increased control. Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of the common shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in Primus Guaranty and direct, among other things, that voting rights attaching to the Common Shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offence.
Objection to existing shareholder controller. For so long as the Company has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10 percent or more of the Company’s common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in the Company and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence.
TAX CONSIDERATIONS
The following summary of the taxation of holders of common shares of Primus Guaranty and the taxation of Primus Guaranty and its subsidiaries describes the material Bermuda and U.S. federal income tax considerations as of the date of this document. The summary is for general information only and does not purport to be a complete analysis or listing of all tax considerations that may be applicable, nor does it address the effect of any potentially applicable U.S. state or local tax laws, or the tax laws of any jurisdiction outside the United States or Bermuda. The tax treatment of a holder of common shares for U.S. federal, state, local, and non-U.S. tax purposes may vary depending on the holder’s particular status. Legislative, judicial, or administrative changes may be forthcoming, including changes that could have a retroactive effect that could affect this summary. Primus Guaranty does not intend to seek a tax ruling with respect to any of the issues described below. All statements herein, with respect to facts, determinations, or conclusions relating to the business or activities of Primus Guaranty and its subsidiaries, have been provided by us. All references in the following summary with regard to Bermuda taxation to Primus Guaranty do not include its combined operations.
Prospective investors are urged to consult their own tax advisors concerning their particular circumstances and the U.S. federal, state, local, and non-U.S. tax consequences to them of owning and disposing of our common shares.
Taxation of Shareholders
Bermuda Taxation
Under current Bermuda law, dividends paid by Primus Guaranty to holders of common shares will not be subject to Bermuda withholding tax.
U.S. Taxation
Except as noted in this sentence, the following summary addresses the material U.S. federal income tax consequences with respect to common shares held as capital assets and does not deal with the tax consequences applicable to all categories of investors, some of which (such as broker-dealers; banks; insurance companies; tax-exempt entities; investors who own, or are deemed to own, 10% or more of the total combined voting power or value of Primus Guaranty; investors who hold or will hold common shares as part of hedging or conversion transactions; investors subject to the U.S. federal alternative minimum tax; investors that have a principal place of business or “tax home” outside the U.S.; and investors whose functional currency is not the U.S. dollar) may be subject to special rules. Prospective investors in common shares are advised to consult their own tax advisors with respect to their particular circumstances and with respect to the effects of U.S. federal, state, local, or other countries’ tax laws to which they may be subject.

U.S. Holders
Except as noted in the first sentence of the preceding paragraph, the following discussion summarizes the material U.S. federal income tax consequences relating to the ownership and disposition of our common shares by a beneficial owner thereof that is for U.S. federal income tax purposes (i) an individual citizen or resident of the U.S., (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the U.S. or any political subdivision thereof, or (iii) an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.
As discussed in greater detail below under “—Passive Foreign Investment Companies” and “Taxation of Primus Guaranty and its Subsidiaries—U.S. Taxation—Primus Guaranty, Primus Bermuda, Primus Financial and PGUK,” subject to the limitations and caveats described below, we believe that (1) neither Primus Guaranty nor Primus Bermuda should be treated as engaged in a trade or business within the United States and (2) Primus Guaranty and Primus Bermuda should be and continue to be passive foreign investment companies, or PFICs, for U.S. federal income tax purposes. This discussion assumes both of these conclusions, unless otherwise stated.
Passive Foreign Investment Companies. Special and adverse U.S. federal income tax rules apply to shareholders who are direct or indirect owners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes “passive income” or 50% or more of its assets produce passive income. Various rules require that a foreign corporation look through its ownership interest in lower-tier subsidiaries in determining whether it satisfies the “asset” or the “income” test. Based on the operations, assets and income of our entire group, and in particular the operations, assets and income of Primus Financial, Primus Guaranty believes that both Primus Guaranty and Primus Bermuda should satisfy either or both of the “income” or “asset” tests and as a result should be and continue to be PFICs. If it were determined that Primus Financial’s activities with respect to credit swaps constituted a U.S. trade or business, Primus Guaranty and Primus Bermuda might as a result not be PFICs.
Holders of common shares are urged to consult with their tax advisors as to the tax consequences of holding shares directly and indirectly (in the case of Primus Bermuda) of PFICs and the possible advisability of electing to have each of Primus Guaranty and Primus Bermuda treated as a “qualified electing fund,” or QEF, or of making a mark-to-market election with respect to Primus Guaranty.
If Primus Guaranty and Primus Bermuda are treated as PFICs during your holding period and you have not made a QEF election or a mark-to-market election (as described below) with respect to each of Primus Guaranty and Primus Bermuda, you will be subject to the following adverse tax consequences. Upon a disposition of common shares of Primus Guaranty (or the sale of Primus Bermuda shares by Primus Guaranty), including, under certain circumstances, pursuant to an otherwise tax-free transaction, gain recognized by you would be allocated ratably over your holding period for the common shares. The amounts allocated to the taxable year of the sale or other exchange would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest marginal federal income tax rate in effect for individuals or corporations, as appropriate, and an interest charge would be imposed on the tax attributable to such allocated amounts. Further, any distribution in respect of common shares of Primus Guaranty (or to Primus Guaranty in respect of shares of Primus Bermuda) will be taxed as above if the amount of the distribution is more than 125% of the average distribution with respect to the common shares received by you (or by Primus Guaranty in the case of a distribution in respect of Primus Bermuda shares) during the preceding three years or your holding period, whichever is shorter. Distributions by a PFIC are not eligible for the reduced tax rate of 15% that applies to certain dividends paid to non-corporate U.S. shareholders.

If Primus Guaranty and Primus Bermuda are PFICs and you do not make a QEF election or a mark-to-market election (as described below) at the time you purchase the common shares, the corporations will continue to be treated as PFICs with respect to the common shares held directly or indirectly by you, even if they subsequently cease to qualify as PFICs, unless an election as described below is made to “purge” the PFIC taint. A “purging” election would itself accelerate PFIC tax treatment but would avoid PFIC tax treatment for subsequent years when Primus Guaranty and Primus Bermuda are not PFICs and for years in which a QEF election as discussed below is in effect. Different methods of “purging” the PFIC taint are available depending on whether the corporation is a PFIC at the time the election is made and certain other facts.
Under the U.S. Internal Revenue Code of 1986, as amended, or the Code, a direct or indirect shareholder of a PFIC may elect to have the PFIC treated as a qualified electing fund with respect to such shareholder (a QEF election). If during your holding period you have always had a QEF election in effect for both Primus Guaranty and Primus Bermuda while they were PFICs, you will not be subject to the PFIC tax treatment described in the preceding paragraphs. Instead, you will be required to include in your income each year your pro rata share of their capital gain and ordinary earnings for that year, and any excess obtained with respect to the common shares by disposition is generally treated as capital gain. If you make the QEF election, your basis in your PFIC shares will be increased by the earnings included in gross income and decreased by a distribution to the extent of previously taxed amounts. For this purpose, a corporation owning an interest in an entity which is a partnership for U.S. federal income tax purposes, such as Primus Bermuda owning an interest in Primus Financial, would be allocated the share of the capital gain and ordinary earnings of the partnership attributable to the interest it owns. Thus, if you make a QEF election with respect to Primus Bermuda, as well as Primus Guaranty, you will be required to include a portion of the capital gain and ordinary income of Primus Financial in your income. As a result, you may be subject to current tax based on the income of Primus Guaranty or Primus Bermuda without any distribution of cash to enable such tax to be paid. If you have made a QEF election for both Primus Guaranty and Primus Bermuda, you may elect to defer the payment of the tax on such income items, subject to an interest charge, until the corresponding amounts are distributed, or until you dispose of your common shares.
As discussed in more detail below, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for U.S. federal income tax purposes. Accordingly, Primus Financial will recognize income or loss as a protection seller, only upon default, termination or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we do not intend to seek a ruling from the U.S. Internal Revenue Service (“IRS”), on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the U.S. Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as the sale of options, the timing of the income recognized by Primus Financial could be accelerated, which would accelerate the inclusion of taxable income by you if you make QEF elections. In addition, because the option treatment adopted by Primus Financial for the tax treatment of credit swaps differs from the treatment used for financial accounting purposes, the amount of taxable income that you would include in a particular year as a result of a QEF election may differ significantly from, and in particular years may be significantly greater than, the amount that you would have included were taxable income calculated in the manner used for financial accounting purposes.
Primus Guaranty intends to comply, and to cause Primus Bermuda to comply, with all record-keeping, reporting and other requirements so that you may maintain a QEF election with respect to Primus Guaranty and Primus Bermuda. If you desire to make and maintain a QEF election, you may contact us for the PFIC annual information statement, which may be used to complete your annual QEF election filings. You may also obtain this information on our Web site at www.primusguaranty.com. You will need to rely on the information provided by us in the annual information statement in preparing your income tax filings.

A QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the IRS. A QEF election is made by attaching a completed IRS Form 8621 (using the information provided in the PFIC annual information statement) to your timely filed U.S. federal income tax return. Even if a QEF election is not made, you must file a completed IRS Form 8621 every year.
Alternatively, if shares of a PFIC are “regularly traded” on a “qualified exchange” (which includes certain U.S. exchanges and other exchanges designated by the U.S. Department of the Treasury), or marketable shares, a U.S. holder of such shares may make a mark-to-market election. In general, a class of shares is treated as regularly traded for a calendar year if it is traded, other than in de minimis amounts, for at least 15 days during each calendar year quarter. The common shares of Primus Guaranty trade on the NYSE, a “qualified exchange,” and it is anticipated that they qualify as “regularly traded” on that exchange for this purpose, although there can be no assurance that they actually so qualify.
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
Even if the common shares of Primus Guaranty qualify as “marketable shares” for this purpose, the shares of Primus Bermuda, which is expected to be a PFIC, will not be “marketable shares” for these purposes. There is no authority on how a mark-to-market election for a corporation which is a PFIC affects that holders’ treatment of a subsidiary of that corporation which is also a PFIC. If you make a mark-to-market election with respect to Primus Guaranty, you may continue to be subject to PFIC tax treatment with respect to Primus Bermuda, in the absence of a QEF election with respect to Primus Bermuda, and to additional inclusions of taxable income, if such a QEF election is made. You should consult your tax advisor as to the possibility of making a QEF election with respect to your indirect ownership of the shares of Primus Bermuda, which shares will not qualify as “marketable shares.”
You are urged to consult with your tax advisors regarding the likely classification of Primus Guaranty and Primus Bermuda as PFICs and the advisability of making QEF elections with respect to Primus Guaranty and Primus Bermuda.
Alternative Characterizations. If Primus Guaranty and Primus Bermuda were not PFICs, distributions with respect to the common shares would be treated as ordinary dividend income to the extent of Primus Guaranty’s current or accumulated earnings and profits as determined for U.S. federal income tax purposes. Dividends paid by Primus Guaranty to U.S. corporations are not eligible for the dividends-received deduction and dividends paid on its common shares to non-corporate U.S. shareholders would be eligible for the reduced tax on dividends at a maximum rate of 15%, as our common shares are listed on the NYSE and therefore readily tradeable on an established securities market in the United States for purposes of Section 1(h)(11) of the Code. Distributions in excess of Primus Guaranty’s current and accumulated earnings and profits would first be applied to reduce your tax basis in the common shares, and any amounts distributed in excess of such tax basis would be treated as gain from the sale or exchange of the common shares.
If Primus Guaranty and Primus Bermuda were not PFICs, you would, upon the sale or exchange of common shares, generally recognize gain or loss for federal income tax purposes equal to the excess of the amount realized upon such sale or exchange over your federal income tax basis for such common shares. Such long-term capital gain is currently generally subject to a reduced rate of U.S. federal income tax if recognized by non-corporate U.S. holders, which rate is currently a maximum of 15% for years prior to 2011. Limitations apply to the deduction of capital losses.
Non-U.S. Holders
Subject to certain exceptions, persons that are not U.S. persons will be subject to U.S. federal income tax on dividend distributions with respect to, and gain realized from, the sale or exchange of common shares only if such dividends or gains are effectively connected with the conduct of a trade or business within the United States.

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
U.S. Taxation
Primus Guaranty, Primus Bermuda, Primus Financial and PGUK. Based on how Primus Guaranty and Primus Bermuda operate and will continue to operate their businesses, Primus Guaranty believes that Primus Guaranty and Primus Bermuda should not be treated as engaged in a trade or business within the United States. Primus Guaranty also believes that Primus Bermuda should not be treated as engaged in a U.S. trade or business through its ownership interest in PGUK or its indirect ownership interest in Primus Financial. In reaching this view, Primus Guaranty has concluded that, although the matter is not free from doubt and there is no governing authority on the point, Primus Financial’s activity of selling credit swaps, together with its other activities are best viewed as transactions in securities or commodities as an investor or trader (rather than as a dealer or as part of a financing business) for Primus Financial’s own account in the United States under Section 864(b)(2) of the Code, and Primus Financial (and Primus Bermuda, as a non-U.S. partner in Primus Financial for U.S. federal income tax purposes) should not be viewed as engaged in a U.S. trade or business. In reaching this conclusion, Primus Guaranty is relying on statements by the IRS that taxpayers engaged in derivative transactions may take any reasonable position pending the adoption of final regulations regarding the treatment of derivative transactions for purposes of Section 864(b)(2) of the Code. These IRS statements do not have the force of Code provisions or adopted regulations and may be revoked or amended retroactively, subject only to review for abuse of discretion. Because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such determination, and the treatment in particular of credit swaps and Primus Financial’s current and anticipated activities is unsettled, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial is engaged in a trade or business in the United States.
If the IRS successfully asserts that Primus Guaranty or Primus Bermuda (either directly or through its interest in Primus Financial or its interest in PGUK, which has elected to be treated as a disregarded entity, or branch, of Primus Bermuda for U.S. federal income tax purposes) is engaged in a trade or business in the United States, it will be subject to U.S. federal income tax, as well as, potentially, the branch profits tax, on its net income that is effectively connected with the conduct of the trade or business, unless the corporation is entitled to relief under an income tax treaty. Such income tax would be imposed on effectively connected net income, which is computed in a manner generally analogous to that applied to the net income of a domestic corporation. However, if a foreign corporation does not timely file a U.S. federal income tax return, even if its failure to do so is based upon a good faith determination that it was not engaged in a trade or business in the United States., it is not entitled to deductions and credits allocable to its effectively connected income. Moreover, penalties may be assessed for failure to file such tax returns. Primus Guaranty and Primus Bermuda file “protective” U.S. federal income tax returns so that if they are held to be engaged in a trade or business in the United States, they would be allowed to deduct expenses and utilize credits allocable to income determined to be effectively connected with such trade or business and would not be subject to a failure to file penalty.

The maximum U.S. corporate income tax rate currently is 35% for a corporation’s effectively connected net income. In addition, if Primus Financial is found to be engaged in a U.S. trade or business, as a partnership for U.S. federal income tax purposes, it will be required to perform U.S. federal income tax withholding, at the rate of 35%, in respect of Primus Bermuda’s allocable share of Primus Financial’s income that is effectively connected with such U.S. trade or business under Section 1446 of the Code, regardless of whether distributions are actually made by Primus Financial to Primus Bermuda or Primus Group Holdings. In such a circumstance, Primus Bermuda will be entitled to credit any such withholding tax against its liability for U.S. federal income tax.
The U.S. branch profits tax rate currently is 30%, subject to reduction by applicable tax treaties. The branch profits tax, which is based on net income after subtracting the regular corporate tax and making certain other adjustments, is imposed on the amount of net income deemed to have been withdrawn from the United States. If Primus Financial or PGUK, is found to be, or to have been engaged in a U.S. trade or business, and as a result the U.S. branch profits tax applies to Primus Bermuda, the branch profits tax may be imposed at a rate of 30%.
As discussed above, we have determined that the credit swaps sold by Primus Financial, are best treated as the sale of options for U.S. federal income tax purposes, such that Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes. We do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the U.S. Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial, and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial, should be treated other than as an option, (i) the timing of the income recognized by Primus Financial could be accelerated, (ii) the character of this income could be altered and (iii) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income or withholding tax at the rate of 30% on its FDAP income (discussed below). In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s recognition of taxable income would be accelerated.
A foreign corporation not engaged in a trade or business in the U.S. is generally subject to U.S. federal income tax at the rate of 30% on its “fixed or determinable annual or periodic gains, profits and income,” or FDAP income, derived from sources within the United States (for example, dividends and certain interest income). Thus, even if Primus Guaranty and Primus Bermuda are not engaged in a trade or business in the United States, they could be subject to the 30% tax on certain FDAP income, depending upon the types of instruments in which they invest. Premium income from credit swap sales does not constitute FDAP income, assuming as discussed above that the credit swaps sold by Primus Financial are treated as the sale of options for U.S. federal income tax purposes.

The above analysis generally assumes that Primus Financial is and continues to be a partnership other than a publicly traded partnership for U.S. federal income tax purposes. Generally, a partnership with fewer than 100 partners at all times is treated as a partnership that is not a publicly traded partnership. Because of restrictions on the ownership composition of Primus Financial, we believe that Primus Financial is not and will not become a publicly traded partnership and thus will not be required to pay U.S. federal income tax on its income. However, there can be no assurance that Primus Financial is not or will not become a publicly traded partnership, which could have a materially adverse effect on our financial condition and results of operations. Were Primus Financial to be a publicly-traded partnership for U.S. federal income tax purposes, it could be required to pay U.S. federal income tax on its income (without regard to whether it is engaged in a U.S. trade or business), instead of passing through its income and loss to its partners, and it will be required to perform U.S. federal income tax withholding, at the rate of 30%, in respect of amounts paid to Primus Bermuda.
Primus Asset Management. Primus Asset Management is a U.S. corporation which owns 100% of the shares of Primus Re and is owned by Primus Bermuda through Primus Group Holdings, a disregarded entity for U.S. federal income tax purposes. Primus Asset Management is expected to be subject to U.S. federal income tax on a net basis on its income. Primus Asset Management acts as an investment manager to affiliated companies and third-party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two CLOs and three investment grade CSOs on behalf of third parties.
Primus Asset Management has reported on its U.S. federal income tax returns a net operating loss carryforward and other tax attributes reflecting various items of loss and deduction, including with respect to predecessor companies. Various restrictions may apply to these tax attributes, including under Section 382 of the Code, and no assurance can be given that the availability of some or all of these tax attributes will not be successfully challenged by the IRS.
Any dividends paid by Primus Asset Management to Primus Bermuda through Primus Group Holdings from its earnings or from distributions received from Primus Re, will be subject to U.S. federal income tax withholding at a rate of 30%.
Primus Re. Primus Re has to date conducted only limited operations. Depending on the nature of Primus Re’s operations, it may be treated as an insurance company, in which case it may elect under Section 953(d) of the Code to be treated as a U.S. corporation for U.S. federal income tax purposes, or as engaged in investment activities, which could require the inclusion of taxable income by its parent, Primus Asset Management, each year. In addition, if Primus Re is treated for U.S. federal income tax purposes as an insurance company and a non-U.S. person, U.S. insurance excise tax could apply to premiums it receives with respect to its policies covering U.S. risks.
Personal Holding Company Tax and Accumulated Earnings Tax. A personal holding company tax is imposed at a current rate of 15% on the undistributed personal holding company income (subject to certain adjustments) of a personal holding company. The accumulated earnings tax is imposed on corporations (including foreign corporations with direct or indirect shareholders subject to U.S. tax) that accumulate earnings in excess of the reasonably anticipated needs of the business, generally at a current rate of 15% on a corporation’s excess accumulated earnings. These taxes only apply in certain circumstances, but, in any case, neither tax applies to a corporation that is a PFIC. Because Primus Guaranty and Primus Bermuda likely are and will continue to be PFICs, these taxes should not apply to them.
Backup Withholding. Payment of dividends and sales proceeds that are made within the United States or through certain U.S.-related financial intermediaries generally are subject to backup withholding unless you (i) are a corporation or come within certain other exempt categories and, when required, demonstrate this fact, or (ii) provide a taxpayer identification number, certify as to no loss of exemption from backup withholding and otherwise comply with applicable requirements of the backup withholding rules. The backup withholding tax is not an additional tax and may be credited against your regular U.S. federal income tax liability.

Item 1A. Risk Factors
Risks Related to Our Business and Operations
General economic conditions have continued to deteriorate and we are now in the midst of a global recession. These conditions likely will cause further deterioration in corporate balance sheets, ratings downgrades and additional business failures, resulting in continued disruptions in the financial markets.
The global economy is experiencing a significant downturn in economic activity, which is putting significant stress on the banking system and public and private corporations worldwide. In response, G7 governments have implemented various programs seeking to stimulate their economies and to improve confidence in the financial and industrial sectors. These programs have included injecting capital directly into major banks, arranging mergers of weak banks and institutions with stronger entities and assisting in various business combinations between financial institutions. Additionally, governments have established programs to assist certain key industries, including the automobile industry among others. The U.S. Government has announced a stimulus program under which it will spend billions of dollars intending to stabilize the housing market and seeking to create new jobs within the economy. Other G7 governments are considering similar programs. It is difficult to predict whether these various stimulus programs and bank-related bailouts will have an ameliorative effect on the severe global economic downturn. We expect to continue to experience throughout 2009 high levels of equity and credit market volatility, dysfunctional capital markets with investors remaining reluctant to commit capital, and volatile currency, commodity and securities markets. These conditions will continue until the global economic situation stabilizes and the global economy starts to grow. This environment likely will cause further deterioration in corporate balance sheets, ratings downgrades and additional business failures. In 2009 and afterwards, should these conditions persist, Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.
We are experiencing unprecedented conditions in the global financial and credit markets which create a greater level of risk to our business and may materially adversely affect our loss experience, the demand for our services and our financial results.
We continue to experience very difficult conditions in the global financial and credit markets. These conditions are characterized by greater volatility, less liquidity, wider credit spreads, a lack of price transparency and a flight to quality, among others. Initially, these conditions were triggered by deteriorating conditions in the U.S. subprime mortgage market, including higher than expected delinquencies. This has now spread beyond the U.S. subprime mortgage market to a broader market contagion impacting a number of financial markets, global financial institutions, corporations and certain ratings dependent investment vehicles. The deteriorating market environment has resulted in significant reductions in the market values of many asset classes and changes in the criteria applied by the ratings agencies in determining ratings for structured credit vehicles and operating companies, including CDPCs like Primus Financial. A number of financial institutions have been forced to raise large amounts of new capital at very expensive levels. Additionally, a number of financial institutions and insurance companies — including financial guaranty companies — have experienced ratings downgrades with a continued negative outlook. Credit market conditions over the course of 2008 have worsened. There were a number of business failures during 2008, including high profile credit events affecting the Government Sponsored Enterprises (Federal National Mortgage Association, also known as Fannie Mae, and Federal Home Loan Mortgage Corporation, also known as Freddie Mac), certain major financial institutions and banks as well as corporations. Primus Financial’s counterparties, in reaction to this worsening credit environment and in response to their own capital issues, have significantly tightened criteria for acceptable counterparties. In almost every case, counterparties are now required to post collateral to transact in the credit swap market. Under Primus Financial’s operating guidelines and agreements with its counterparties, it does not and is not required to post collateral and it has not been able to write any meaningful new credit swap business since the first quarter of 2008. Credit spreads are expected to continue to remain wide and volatile, and we expect the current general lack of liquidity to continue. These disruptions in the financial markets, business failures and the lack of counterparty capacity have severely affected our business. It is difficult to predict how long these conditions may continue, but we expect credit market conditions to continue to be very volatile with wide credit spreads and potentially a higher level of credit events. We will continue to face a very challenging business environment and it is unlikely Primus Financial will be able to write any new meaningful credit swap business going forward. These conditions would have a material adverse impact on our financial condition and results of operations.

We face risks in Primus Financial’s credit protection business from its credit swaps sold on issuers in industries under severe stress, such as financial intermediaries, insurance companies, building/development, retailers, publishers and as well as brokers/dealers/investment houses.
At December 31, 2008, 11.9% of Primus Financial’s single name credit swap portfolio in notional amounts referenced financial intermediaries; 10.1% referenced insurance companies, including financial guaranty companies; 4.7% referenced building/development; 3.6% referenced retailers (except food and drug); 2.4% referenced publishing and 2.2% referenced brokers/dealers/investment houses. In the aggregate, these Reference Entities represented 34.9% in notional amounts of Primus Financial’s total single name credit swap portfolio. As part of its portfolio of credit swaps referencing insurance companies, Primus Financial has sold protection on debt obligations of five financial guaranty companies in a total aggregate notional amount of approximately $502 million. In the current highly volatile credit market environment, a number of Reference Entities in the financial intermediary, broker/dealer and insurance company sectors are under significant balance sheet and ratings pressure and have had to raise large amounts of new capital to support their deteriorating condition. A number of global financial institutions have now received capital from their respective governments, which have become their major shareholders and investors. Some insurance companies and a number of the financial guarantors have sought regulatory relief as their balance sheets and capital ratios have deteriorated. Some of the financial guaranty companies have been restructured and others have completed commutations with their counterparties on various structured credit positions in their portfolios. Primus Financial’s portfolio has large exposure on credit swaps sold referencing the debt on a number of the global financial intermediaries, banks and insurance companies. With the consolidation that has and is occurring within the global banking system, exposures have become even larger and more concentrated. If the global financial sector continues to suffer from the credit crisis and further credit events occur, Primus Financial may sustain material losses.
As a result of the economic downturn affecting consumers, the retail and real estate sectors have suffered significantly reduced sales, which is adversely affecting the financial results of companies in these sectors. Publishing also has been affected, as a number of old media companies are highly leveraged and having difficulty re-financing or extending their debt while at the same time losing advertising and readers. In 2009, there have been some bankruptcies of smaller newspaper publishers. Primus Financial selectively has sold protection on referenced companies in these sectors, although the contracts mature relatively soon and Primus Financial’s exposure to these sectors is not as concentrated as with financial intermediaries.
Credit events with respect to these referenced companies could cause Primus Financial to suffer significant losses and would have a material adverse impact on our financial condition and results of operations.
The failure to manage effectively the risk of credit losses would have a material adverse effect on our financial condition and results of operations.
We cannot assure you that any of the loss mitigation methods which we may use in managing Primus Financial’s credit swap portfolio will be effective. If, for example, multiple credit defaults or other defined credit events that exceed our expectations occur, the payments Primus Financial would be required to make under its related credit swaps could materially and adversely affect our financial condition and results of operations. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity, our ability to limit Primus Financial’s losses, through hedging or terminating the credit swap, before a defined credit event actually occurs could be limited by conditions of inadequate liquidity in the credit swap market or conditions which render terminations or hedging economically impractical. There can be no assurance that we will be able to manage higher risks of credit losses effectively or that any of our loss mitigation methods will be effective in any of these new areas. It is possible that the level of credit events that Primus Financial experiences will exceed its ability to pay claims.

Primus Financial’s counterparties are primarily global financial institutions and major credit swap dealers. Some of these institutions have been under significant stress which has impacted their balance sheets, capital ratios and ratings. A default by a major counterparty could have a material impact on Primus Financial and consequently on us.
The financial condition of global financial institutions has weakened considerably during the crisis in the credit markets. These institutions have had to raise new capital at very expensive levels as their balance sheets have deteriorated, primarily as a result of the markdowns taken on certain of their assets and on certain off-balance sheet derivatives. When the capital markets shut down, many of these global banks turned to their respective governments for support, and, consequently, they now have governments as their major investors and shareholders. We expect the stress on global banks and financial institutions to continue for the foreseeable future. Additionally, we expect that there will be additional mergers as consolidation within the banking system continues. This reduces the number of counterparties for Primus Financial and could lead to further risk concentration within the counterparties that remain. The insolvency of a major bank or credit swap dealer would have a material adverse impact on Primus Financial as it is likely the insolvent counterparty would cease making premium payments on its credit swap agreements. Even in that situation, it may be difficult for Primus Financial to cancel its contracts with the counterparty, although it has taken the position that it would not make a payment if a claim arose from a credit event on a Reference Entity under a credit swap agreement with a defaulting counterparty. There is little legal precedent to rely on pertaining to the default of a credit swap counterparty.
We are at risk to further deterioration in the credit markets and additional credit events in Primus Financial’s tranche portfolio as well as its single name credit swap portfolio.
As of December 31, 2008, Primus Financial’s portfolio of single name credit swaps sold was $17.5 billion (in notional amount) and its portfolio of credit swap tranches sold was $5.0 billion (in notional amount). Tranches generally reference pools of credit swaps and have capital subordination levels that are meant to protect against making cash payments upon some number of credit events affecting the Reference Entities referenced in the tranche. Adverse rating migration on the Reference Entities within the tranche may also impact the rating of the tranche, which in turn may require additional capital to support Primus Financial’s own credit ratings. During 2008, Primus Financial experienced certain credit events and negative credit migration which resulted in a reduction in capital subordination levels of the tranches and a reduction of the tranches’ implied ratings. If Primus Financial experiences additional credit events on Reference Entities within its tranches, in which subordination levels have fallen to zero, it will be required to make a cash payment or multiple cash payments to its counterparty, potentially to the full notional amount of the tranche transaction. This would have a material adverse impact on our financial condition and results of operations.
As a result of the disruption in the credit markets and our inability to grow Primus Financial’s credit swap portfolio, management has decided to change its strategy and there can be no assurance that our new business plans will be effective or profitable.
In February 2009, we announced a change in our business strategy resulting from our assessment of the prospects for our credit protection business in its current form. During 2008, counterparties, primarily global financial institutions and major credit swap dealers, ceased to buy protection from Primus Financial after the first quarter of 2008. This was the result of a tightening of their criteria for acceptable counterparties and their insistence on the posting of collateral. Under Primus Financial’s operating guidelines and agreements with its counterparties, it does not and is not required to post collateral. In the latter part of 2008, Primus Financial experienced a number of credit events in its credit swap portfolio and recorded net realized losses of $157.9 million which, among other things, led to downgrades of its AAA/Aaa counterparty ratings.
Early in 2009, we announced our “2009 Business Outlook and Priorities” which focused on three primary components: 1) amortization of Primus Financial’s credit swap portfolio given its inability to grow that credit swap portfolio; 2) growing assets under management, and 3) establishing a new credit protection platform.

The successful execution of the amortization of the Primus Financial credit swap portfolio will be highly dependent on the level of credit losses in that portfolio over the next three to four years. Management expects the credit markets to be highly volatile over this time frame and that the global recession will cause corporate balance sheets to deteriorate, thereby increasing the potential for additional credit events. It is possible that the level of credit event losses that Primus Financial experiences will exceed its ability to pay claims. While Primus Financial intends to employ various risk mitigation techniques and it believes its current portfolio is of generally high quality, it is not possible to forecast the actual level of credit events that its credit swap portfolio will experience, and any actions taken seeking to mitigate risks may not ultimately succeed.
Our plans to grow our asset management business have only had limited success to date. Growing our asset management business lines will generally require the investment of additional capital and the significant involvement of our personnel to acquire or develop and integrate it with our operations which will place a strain on our employees, resources and systems. While we have capital to invest in our asset management business, it is limited and raising additional capital to further expand this business line may not be possible in the current economic environment and, if capital becomes available, it may involve terms that are expensive and unfavorable for us and our shareholders. Our ability to establish a new credit protection business to replace Primus Financial will be highly dependent on whether we can raise sufficient capital and establish counterparty capacity. In addition, the regulatory environment and rating agency approvals may affect our ability to establish a new credit protection business. It would be very difficult to raise capital for a new credit protection business in the current public or private markets. As a result, our business and results of operations could be materially and adversely affected.
We may experience delays, regulatory impediments and other complications in implementing our business plan and our failure to execute on this strategy could have a material impact on our financial results and performance. Some of these complications may include obtaining ratings agency approvals and required licenses and registrations, adapting our technology platform, hiring personnel and raising capital. There is no assurance that we will accurately anticipate resource requirements or that our strategy will be implemented effectively. The expansion of our asset management business may require working capital prior to receipt of asset management fees. Also, we may be expected to co-invest in vehicles we manage, possibly in a junior or first loss position, and the capital so invested may be exposed to the risk of significant losses if the vehicles perform poorly. Additionally, we currently are seeking a strategic partner to assist us in the execution of our new business plan with resources and capital. It is difficult to assess whether we will be able to find a suitable strategic partner and our ability to do so will impact the success or failure of our new strategy. Even if we are successful in the implementation of our new business plan, we cannot assure you that the revenue growth and profitability we achieve will be sufficient to offset the loss of revenues and profitability from the amortization of Primus Financial’s credit swap portfolio or the credit events that portfolio could experience as it matures.
We may have difficulty in servicing our outstanding debt and may require additional capital in the future, which may not be available on favorable terms or at all.
Currently, we have $109.7 million outstanding of 7% Senior Notes and Primus Financial has $300 million outstanding in the aggregate of its perpetual preferred securities and subordinated deferrable interest notes. The original issue amount of the 7% Senior Notes was $125 million, due in 2036. As a holding company, we rely on investment income from our portfolio of investments to service the interest on the 7% Senior Notes. If that investment income were to decline such that it was insufficient to pay interest on the 7% Senior Notes, we would have difficulty finding other sources of income to pay such interest and, as a result, have difficulty in servicing such debt. Primus Financial relies on its credit swap premiums and its investment income from its portfolio of investments to service the interest on its outstanding debt. If Primus Financial suffers significant credit events, it will be forced to liquidate significant portions of its investment portfolio in order to pay claims to its counterparties, thereby also reducing the source of its investment income utilized to service its outstanding debt. Defaults on interest payments by either us or Primus Financial would have a material adverse affect on our ability to raise additional capital in the future.

In addition, even if there were no interest or other defaults on our outstanding debt, in the current environment it would be very difficult for us or Primus Financial to raise additional capital should we or Primus Financial need to do so. Any equity or debt financing, if available at all, would likely be on terms that are not favorable to us or our shareholders but nonetheless, we may have to accept those terms. Further deterioration in Primus Guaranty and Primus Financial’s ratings would make it extremely difficult to raise capital at an economically feasible cost. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected. Our ability to raise capital is highly dependent upon the conditions of the capital markets, among other things. The current credit market contagion has adversely impacted the capital markets and there is no assurance that we will be able to raise additional capital in the immediate future.
We depend on a limited number of key employees. If we are not able to retain key employees or attract new employees in the future, we may be unable to successfully implement our strategic plan or operate our business.
The loss of any of our key personnel, including directors, executive officers or other key employees, many of whom have long-standing relationships with Primus Financial’s counterparties, could have a material adverse effect on us. We cannot assure you that we will continue to be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. We do not have employment contracts with all of our executive officers and key employees. Recent reductions in employee compensation levels and change in our business strategy, as well as the uncertainties associated with its implementation may lead to a higher level of employee departures, and our ability to attract new qualified employees in the future and retain our current employees may be limited.
Variations in market credit swap premiums and correlation levels could cause our financial results to be volatile.
Events causing market credit swap premium levels to widen or tighten or correlation levels to change significantly on underlying Reference Entities in Primus Financial’s credit swap portfolio will affect the fair value of related credit swaps and may increase the volatility of our financial results reported under U.S. generally accepted accounting principles (“GAAP”). In accordance with GAAP, we are required to report credit swaps at fair value, with changes in fair value during periods recorded as unrealized gains or losses in our consolidated statements of operations. The principal determinant of the fair value of a credit swap is the prevailing market premium associated with the underlying Reference Entity at the time the valuation is derived. The valuation of Primus Financial’s tranche portfolio also incorporates assumptions relating to the correlation of defaults between Reference Entities. The fair value of credit swaps is also affected by our estimation of counterparties, and our own, ability to perform under the credit swap contracts. Generally, valuations for credit swaps in Primus Financial’s portfolio rely upon market pricing quotations from dealers and third-party pricing providers. We cannot provide assurance that there will be a broadly based and liquid market to provide reliable market quotations in the future, particularly in circumstances where there is abnormal volatility or lack of liquidity in the market. Factors that may cause market credit swap premiums and correlation assumptions to fluctuate include changes in national or regional economic conditions, industry cyclicality, credit events within an industry, changes in a Reference Entity’s operating results, credit rating, cost of funds, management or any other factors leading investors to revise expectations about a Reference Entity’s ability to pay principal and interest on its debt obligations when due. Although management believes that its performance can be better assessed using a non-GAAP measure, the volatility in our reported GAAP results may cause our common share price to fluctuate significantly.
Certain of our principal shareholders control us and the barriers to a change in control are very low.
At December 31, 2008, our principal shareholders (by which we mean those institutions that owned shares prior to our initial public offering in October 2004), directors and executive officers, and entities affiliated with them, owned approximately 53% of our outstanding common shares. As a result, these shareholders, collectively, are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. There is no assurance that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price. On the other hand, at current price levels for our common shares, there is little protection against, and low barriers to, an outside party acquiring control of us in cooperation with one of our principal shareholders. Such actions may not be in the best interests of all shareholders.

The commercial and investment activities of some of our principal shareholders and directors may compete with our business.
Certain of our principal shareholders or our directors, and their respective affiliates, engage in commercial activities and enter into transactions or agreements with us or in direct or indirect competition with us. Some of our principal shareholders and directors, or their affiliates, may in the future sponsor other entities engaged in the credit swap business or asset management business, some of which compete with us. Certain of our shareholders and directors, and their respective affiliates, also have entered into agreements with and made investments in numerous companies that may compete with us. Our shareholders and directors, and their respective affiliates, also may pursue acquisition opportunities that may also be suitable opportunities for our business, and as a result, those acquisition opportunities may not be available to us. So long as our principal shareholders continue to own a significant amount of our outstanding common shares, they will continue to be able to influence strongly or effectively control our business decisions.
There can be no assurance that funds will be available to pay cash dividends on our common shares.
Currently, we do not pay cash dividends on our common shares and we cannot be assured that funds will be available in the future to pay dividends. We currently intend to retain all available funds for use in the operation of our business, although we also intend, where appropriate, to return capital no longer necessary or advisable for the operations of Primus Financial to shareholders. Additionally, we are a holding company with no operations or significant assets other than our ownership of all of our subsidiaries. The majority of our capital is held at Primus Financial. There are certain restrictions on Primus Financial contained in its operating guidelines, which may affect its ability to pay dividends. Further, the payment of dividends and making of distributions by each of Primus Guaranty, Primus Bermuda and Primus Re is limited under Bermuda law and regulations. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.
Our operations may become subject to increased regulation under U.S. federal and state law or existing regulations may change, which may result in administrative burdens, increased costs or other adverse consequences for us.
There can be no assurance that new legal or administrative interpretations or regulations under the U.S. commodities and securities laws, or other applicable legislation on the federal or state levels, or in Bermuda, the United Kingdom, or other jurisdictions, will not result in administrative burdens, increased costs, or other adverse consequences for us. Periodically, proposals have been made and are pending in the U.S. Congress and elsewhere to enact legislation that would increase regulation of the credit swap market. We cannot predict what restrictions any such legislation, if adopted, would impose and the effect those restrictions would have on our business. In addition, federal statutes allocate responsibility for insurance regulation to the states and state insurance regulators may seek to assert jurisdiction over Primus Financial’s credit swaps. Again, we cannot predict what effect any such regulation would have on our business.

Credit swap buyers typically use credit swaps to manage risk and regulatory capital requirements that limit their credit exposure to a Reference Entity. Regulatory changes that modify the permissible limits of credit risk exposure, or affect the use of credit swaps to reduce risk, may have a material adverse effect on our business.
Additionally, it is likely that one or a number of credit swap clearinghouses will be established. It is difficult to forecast exactly what impact the establishment of this type of enterprise could have on our business strategy.
If we or Primus Financial is required to register as an “investment company” under the U.S. Investment Company Act of 1940, a variety of restrictions would be imposed, including limitations on capital structure, restrictions on investments, prohibitions on transactions with affiliates and compliance requirements that could limit our growth and increase our costs. There is no assurance that we could function effectively if either we or Primus Financial is required to register as an investment company.
Our common shares may be de-listed from the NYSE.
On November 7, 2008, we were notified by NYSE Regulation, Inc. that we were not in compliance with one of the continued listing standards of the New York Stock Exchange (the “NYSE”). We are considered “below criteria” established by the NYSE because our total market capitalization has been less than $75 million over a consecutive 30 trading-day period and our last reported shareholders’ equity was less than $75 million. In accordance with NYSE procedures, we provided the NYSE with a business plan that outlines the definitive action we propose to take in order to bring us into compliance with the continued listing standards within 18 months of receipt of the notification.
On November 14, 2008, we received a follow up letter from NYSE Regulation, Inc. informing us that we were “below criteria” for the average price of a security (less than $1.00 over a consecutive 30-trading day period). We must bring our share price and average share price back above $1.00 within six months following receipt of the notification. On February 26, 2009, the NYSE submitted to the SEC an immediate effective rule filing which suspends the NYSE $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009.
While we intend to cure this deficiency before this time in order to maintain our NYSE listing, there can be no assurance that we will be successful in maintaining our listing with the NYSE.
In addition, whether or not our new business plan is successfully implemented, we may determine that continued listing on the NYSE or any national securities exchange is no longer feasible or appropriate, and seek to de-list our common shares and reduce the information we are currently required to make publicly available as a means of reducing costs and expenses. Any involuntary or voluntary de-listing of our common shares would reduce their liquidity, thereby likely adversely affecting the market price of our common shares.
We are exposed to significant credit market risk related to changes in foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
Primus Financial transacted credit swaps denominated in both U.S. dollars and euros. Approximately 33% of Primus Financial’s outstanding total credit swap portfolio of $22.5 billion (in notional amount) at December 31, 2008 was denominated in euros. The notional principal of the credit swap is denominated in euros and the premiums are payable in euros, and therefore our credit exposure is affected by changes in the foreign exchange rate between euros and U.S. dollars. We translate euros into U.S. dollars at the current market foreign exchange rates for the purpose of recognizing credit swap premium income and the computation of fair values in our consolidated statements of operations. Changes in the exchange rates between euros and U.S. dollars may have an adverse affect on the fair value of credit swaps, settlement of potential credit event losses and premium income in our consolidated statements of operations. Foreign exchange rate risk is reviewed as part of our risk management process. We do not hedge against foreign exchange rate risk.

We are highly dependent on information systems and third-party service providers.
Our businesses are highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our business activities and our ongoing credit analysis and risk management assessments. This could have a material adverse effect on our financial condition and results of operations.
Risks Related to Taxation
Our status as a PFIC may result in significant additional tax costs for shareholders who are U.S. taxpayers.
Primus Guaranty and Primus Bermuda are likely to be and remain passive foreign investment companies, or PFICs, for U.S. federal income tax purposes. There are potentially adverse U.S. federal income tax consequences of investing in a PFIC for a shareholder who is a U.S. taxpayer. These consequences include the following: (1) if a shareholder makes a “qualified electing fund,” or QEF, election with respect to Primus Guaranty and Primus Bermuda, the shareholder will have to include annually in his or her taxable income an amount reflecting an allocable share of the income of Primus Guaranty or Primus Bermuda, regardless of whether dividends are paid by Primus Guaranty to the shareholder, (2) if a shareholder makes a mark-to-market election with respect to Primus Guaranty, the shareholder will have to include annually in his or her taxable income an amount reflecting any year-end increases in the price of our common shares, regardless of whether dividends are paid by Primus Guaranty to the shareholder (moreover, it is unclear how such an election would affect the shareholder with respect to Primus Bermuda), and (3) if a shareholder does not make a QEF election or a mark-to-market election, he or she may incur significant additional U.S. federal income taxes with respect to dividends on, or gain from, the sale or other disposition of, our common shares, or with respect to dividends from Primus Bermuda to us, or with respect to our gain on any sale or other disposition of Primus Bermuda shares.
If we are found to be engaged in a U.S. trade or business, we may be liable for significant U.S. taxes.
We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Bermuda’s indirect ownership interest in Primus Financial (which, for U.S. federal income tax purposes, is treated as a partnership interest) and Primus Bermuda’s ownership interest in PGUK (which for U.S. federal income tax purposes is treated as a disregarded entity, or branch, of Primus Bermuda), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the U.S. for U.S. federal income tax purposes. Consequently, we do not expect to pay U.S. corporate income or branch profits tax on Primus Financial’s or PGUK’s income. However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is fact-based and there are no definitive standards for making such a determination, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda, Primus Financial or PGUK are engaged in a trade or business in the United States. The maximum combined rate of U.S. corporate federal, state and local income tax that could apply to Primus Financial, Primus Bermuda, Primus Guaranty or PGUK, were they found to be engaged in a U.S. trade or business in New York City and subject to income tax, is currently approximately 46%. This combined income tax rate does not include U.S. branch profits tax that would be imposed on Primus Bermuda, were Primus Financial or PGUK, found to be engaged in a U.S. trade or business and deemed to be making distributions to Primus Bermuda. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed. Primus Guaranty and certain of its subsidiaries are currently undergoing U.S. federal tax audits, but no audit has yet been completed.

If the IRS successfully challenges the treatment Primus Financial has adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial could be adversely affected.
Consistent with its treatment of the credit swaps sold by Primus Financial as the sale of options for U.S. federal income tax purposes, we have determined that in general Primus Financial will recognize income or loss as a protection seller or buyer only upon occurrence of a credit event under or termination of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the U.S. Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. Certain proposals under discussion could be inconsistent with the tax treatment adopted by Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated differently or these proposals were adopted, (1) the timing of the income recognized by Primus Financial could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income tax, or withholding tax at the rate of 30%. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) and Primus Guaranty (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s and Primus Guaranty’s recognition of taxable income would be accelerated.
Risks Related to Our Status as a Bermuda Company
It may be difficult to effect service of process and enforcement of judgments against us and our officers and directors.
Because Primus Guaranty is organized under the laws of Bermuda, it may not be possible to enforce court judgments obtained in the United States against Primus Guaranty based on the civil liability provisions of the federal or state securities laws of the United States in Bermuda or in countries other than the United States where Primus Guaranty has assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against Primus Guaranty or its directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States, or would hear actions against Primus Guaranty or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the U.S. and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities law, would not automatically be enforceable in Bermuda. There are grounds upon which a Bermuda court may not enforce the judgments of U.S. courts and some remedies available under the laws of U.S. jurisdictions, including some remedies available under U.S. federal securities laws, may not be permitted under Bermuda courts as contrary to public policy in Bermuda. Similarly, those judgments may not be enforceable in countries other than the United States where Primus Guaranty has assets. Further, no claim may be brought in Bermuda by or against Primus Guaranty or its directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on Primus Guaranty or its directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.
The Companies Act 1981, as amended, of Bermuda, or the Bermuda Companies Act, which applies to Primus Guaranty, Primus Bermuda and Primus Re, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our common shares may have more difficulty protecting their interests than would U.S. persons who own common shares of a U.S. corporation.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Primus Financial currently occupies approximately 17,500 square feet in New York, New York, under a lease that expires in 2016. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. We do not lease or own real property in Bermuda. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate any foreseeable expansion of our operations.
Item 3. Legal Proceedings
In the ordinary course of operating our business, we may encounter litigation from time to time. However, we are not party to nor are we currently aware of any material pending or overtly threatened litigation.
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matters to a vote of security holders during the fourth quarter of 2008.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE under the symbol “PRS.” The following table sets forth, for the indicated periods, the high, low and closing sales prices of our common shares in U.S. dollars, as reported on the NYSE:

Year ended December 31, 2008	High	Low	Close
First Quarter	$7.06	$2.97	$3.58
Second Quarter	$6.00	$2.90	$2.91
Third Quarter	$5.40	$1.92	$2.62
Fourth Quarter	$3.95	$0.30	$1.14

Year ended December 31, 2007	High	Low	Close
First Quarter	$12.92	$10.69	$12.30
Second Quarter	$12.96	$10.65	$10.72
Third Quarter	$11.30	$7.36	$10.52
Fourth Quarter	$11.55	$5.51	$7.01
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the fourth quarter ended December 31, 2008:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (b)

October	—	$—	—	$25,000,000
November (a)	3,542,028	$0.69	3,542,028	$22,556,001
December	947,955	$0.89	947,955	$21,712,321

Total	4,489,983	$0.73	4,489,983

(a)	During November 2008, approximately 3.1 million shares were acquired in a private transaction.

(b)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. The amounts in this column do not reflect the cost for purchases of our 7% Senior Notes of approximately $5.1 million during the quarter ended December 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 12 of this Annual Report on Form 10-K.
Shareholder Information
As of March 5, 2009, 40,995,656 common shares were issued and outstanding, and held by approximately 62 shareholders of record. As of March 5, 2009, the closing share price on the NYSE of our common shares was $1.49.
Dividend and Distribution Information
Currently, we do not pay cash dividends on our common shares and we cannot be assured that funds will be available in the future to pay dividends. We currently intend to retain all available funds for use in the operation of our business, although we also intend, where appropriate, to return capital no longer required for the operations of Primus Financial to shareholders. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors.
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
Performance Graph
Set forth below is a performance graph comparing the cumulative total shareholder return through December 31, 2008 on our common shares against the cumulative return of the S&P Small Cap 600 Index and Russell 1000 Financial Sector, assuming an investment of $100 on September 30, 2004.

	Cumulative Total Return
	9/30/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Primus Guaranty, Ltd.	$100.00	$121.42	$96.67	$85.55	$51.92	$8.44
S&P Small Cap 600 Index	$100.00	$113.01	$121.69	$140.09	$139.29	$96.00
Russell 1000 Financial Sector	$100.00	$109.10	$116.48	$138.22	$114.93	$56.19

Item 6. Selected Financial Data
The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data for years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our consolidated financial statements, which have been prepared in accordance with GAAP, and audited by Ernst & Young LLP. The following information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Consolidated Statement of Operations:
Revenues:
Net credit swap revenue (loss) (1)	$(1,688,872)	$(535,064)	$116,083	$23,106	$47,729
Premiums earned on financial guarantees	—	—	400	405	395
Asset management and advisory fees	4,052	3,481	1,263	190	15
Interest income	26,586	41,847	28,374	16,047	4,850
Gain on retirement of long-term debt	9,716	—	—	—	—
Impairment loss on available-for-sale investments	(11,896)	—	—	—	—
Other trading revenue (loss)	(402)	(2,689)	1,770	—	—
Foreign currency revaluation income (loss)	(463)	(107)	(26)	(1,546)	726
Other income	—	—	—	—	40

Total revenues (losses)	$(1,661,279)	$(492,532)	$147,864	$38,202	$53,755

Expenses:
Compensation and employee benefits	$16,370	$22,450	$21,512	$15,935	$17,801
Interest expense	17,032	20,729	10,849	2,660	881
Other expenses	14,762	20,210	14,887	11,613	9,204

Total expenses	$48,164	$63,389	$47,248	$30,208	$27,886

Distributions on preferred securities of subsidiary	$6,642	$7,568	$5,683	$3,865	$2,138
Income (loss) before provision (benefit) for income taxes	$(1,716,085)	$(563,489)	$94,933	$4,129	$23,731
Provision (benefit) for income tax	61	52	42	46	46

Net income (loss)	$(1,716,146)	$(563,541)	$94,891	$4,083	$23,685

Basic earnings (loss) per share	$(38.37)	$(12.58)	$2.19	$0.09	$1.44
Diluted earnings (loss) per share	$(38.37)	$(12.58)	$2.13	$0.09	$0.59
Weighted average number of common shares outstanding:
Basic	44,722	44,808	43,306	43,150	16,486
Diluted	44,722	44,808	44,472	44,645	40,256

(1) Net credit swap revenue (loss) consists of the following:

Net premiums earned	$102,515	$84,771	$69,408	$52,705	$42,475
Net realized gains (losses) on credit swaps	(161,957)	(5,190)	(1,769)	(5,162)	5,522
Net unrealized gains (losses) on credit swaps	(1,629,430)	(614,645)	48,444	(24,437)	(268)

Total net credit swap revenue (loss)	$(1,688,872)	$(535,064)	$116,083	$23,106	$47,729

	As of December 31,
Balance Sheet Data:	2008	2007	2006	2005	2004
Assets
Cash and cash equivalents	$280,912	$242,665	$204,428	$69,355	$320,989
Available-for-sale investments	482,930	617,631	584,911	560,147	161,101
Unrealized gain on swaps, at fair value	—	606	73,330	25,342	46,517
Fixed assets and software costs, net	3,308	5,036	5,510	4,993	6,097
Other assets	27,081	22,708	34,289	13,245	8,014

Total assets	$794,231	$888,646	$902,468	$673,082	$542,718

Liabilities and shareholders’ equity (deficit)
Unrealized loss on swaps, at fair value	$2,173,461	$544,731	$2,931	$3,521	$259
Long-term debt	317,535	325,904	325,000	200,000	75,000
Other liabilities	7,670	12,952	13,925	9,189	7,941

Total liabilities	$2,498,666	$883,587	$341,856	$212,710	$83,200

Preferred securities of subsidiary	$98,521	$98,521	$98,521	$98,521	$98,521

Shareholders’ equity (deficit)
Common shares	$3,263	$3,603	$3,470	$3,454	$3,422
Additional paid-in-capital	281,596	280,224	269,420	265,966	264,973
Warrants	—	—	612	612	612
Accumulated other comprehensive income (loss)	908	(4,712)	(2,375)	(4,254)	—
Retained earnings (deficit)	(2,088,723)	(372,577)	190,964	96,073	91,990

Total shareholders’ equity (deficit)	$(1,802,956)	$(93,462)	$462,091	$361,851	$360,997

Total liabilities, preferred securities of subsidiary and shareholders’ equity (deficit)	$794,231	$888,646	$902,468	$673,082	$542,718

Per Share Data:
Book value per share(1)	$(44.21)	$(2.08)	$10.65	$8.38	$8.44

(1)	Book value per share is based on total shareholders’ equity (deficit) divided by basic common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section and under the heading “Cautionary Note Regarding Forward-Looking Statements.”
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Introduction
Primus Guaranty, Ltd. is a holding company that conducts business currently through two principal operating subsidiaries, Primus Financial, a CDPC, and Primus Asset Management, an investment manager to affiliated companies and third-party entities.
Primus Financial
Primus Financial was established to sell credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. Primus Financial currently has a A+ (credit watch negative) counterparty rating by S&P.
In exchange for a fixed quarterly premium, Primus Financial agreed, upon the occurrence of a default or other defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Primus Financial may then elect to sell or hold the security presented by the counterparty. Alternatively, Primus Financial has the ability to cash settle counterparty claims through industry sponsored cash settlement protocols. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.”

Primus Financial has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation.
At December 31, 2008, Primus Financial’s credit swap portfolio had a total notional amount of $22.5 billion, which included $17.5 billion of single name credit swaps, $5.0 billion of tranches and $67.7 million of CDS on ABS.
Primus Asset Management
Primus Asset Management acts as an investment manager to affiliated companies and third-party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two CLOs. CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade CSOs on behalf of third parties. CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of December 31, 2008, CLO and CSO assets under management were approximately $1.5 billion.
Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates, including management, consulting and information technology.
PRS Trading / Harrier
PRS Trading Strategies, LLC (“PRS Trading”) commenced operations in January 2006 to trade in a broad range of fixed income products, including credit default swaps, investment grade and high yield bonds, as well as leveraged loans. In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (“Harrier”). During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of its subsidiary, PRS Trading to Harrier. Harrier traded in an expanded range of fixed income products, including credit swaps, total return swaps on loan transactions, CDS Indices, leveraged loans and investment grade and non-investment grade securities.
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
Executive Overview
2008 was a very challenging and volatile period for the global financial and credit markets. Credit market conditions worsened considerably over the course of the year. Credit spreads widened significantly as a result of a broad-based repricing of credit risk. Credit markets were essentially frozen with very little trading volume and wide and volatile price swings. The rating agencies also continued to take actions with downgrades across a broad cross section of industries particularly as the impact of the economic downturn, lack of market liquidity and deterioration in corporate balance sheets took effect. These rating downgrades also included various structured credit vehicles including CDOs, CLOs and CDPCs. There were a number of business failures during the year which resulted in credit events within the credit swap market.
Many highly rated financial institutions came under significant pressure as a result of underperforming assets, leverage and lack of market liquidity. Among Reference Entities in Primus Financial’s credit swap portfolio; Fannie Mae and Freddie Mac were placed into conservatorship, Kaupthing Bank hf. of Iceland was placed into receivership, Lehman Brothers Holdings Inc. declared bankruptcy and Washington Mutual was taken over by the Federal Deposit Insurance Corporation. Additionally, governments and central banks orchestrated a number of bank mergers and announced broad-based bailouts and took equity stakes in many major financial institutions to avert a collapse of the financial system.

Primus Financial
We were not insulated from these unprecedented market conditions and experienced a very challenging year. Primus Financial was affected by these circumstances in a number of ways, including:
•	Counterparties ceased to purchase new credit swap protection from Primus Financial after the first quarter of 2008. As a result, Primus Financial has changed its strategy from a growth model to an amortization model. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that new credit swap contracts will be added to the portfolio;
•	Primus Financial’s ratings were downgraded by S&P and Moody’s, principally as a result of two factors: a) realized losses from credit events on Reference Entities within Primus Financial’s credit swap portfolio, which reduced its available capital; and b) credit rating downgrades on a number of Reference Entities within Primus Financial’s credit swap portfolio; and
•	On February 24, 2009, Moody’s announced that it has withdrawn Primus Financial’s counterparty rating and debt ratings of Primus Financial, at the request of Primus Financial.
Counterparty capacity
Primus Financial began the year with a strong first quarter as it sold $1.2 billion of new credit swap protection. However, the collapse of The Bear Stearns Companies, Inc. in mid-March caused counterparties to shut down credit lines and Primus Financial witnessed a sharp reduction in counterparties willing to transact with it. Primus Financial was only able to write minimal amounts of new credit swap business in the subsequent quarters. In the fourth quarter of 2008, management concluded that it was unlikely Primus Financial could write any new credit swaps for the foreseeable future as a result of the lack of counterparty capacity. This environment necessitated a change in Primus Financial’s business strategy to an amortization model.
Credit events
Primus Financial recorded net realized losses on credit events of $157.9 during 2008. During September and October of 2008, we saw significant deterioration in the financial sector, which resulted in five credit events, which directly impacted Primus Financial. These credit events on single name Reference Entities resulted in net realized losses of $145.7 million during the third and fourth quarters of 2008. Approximately 92%, or $134 million, related to Lehman Brothers Holdings Inc. and Kaupthing Bank hf. These credit events also reduced Primus Financial’s total notional credit swap portfolio by $345.6 million. In addition to these realized losses on single name Reference Entities, Primus Financial also incurred $12.2 million in losses related to its CDS on ABS portfolio. Credit events are further discussed under “Net Credit Swap Loss” below in more detail.
Credit ratings
At the end of the third quarter and beginning of the fourth quarter of 2008, Reference Entity credit rating downgrades and credit events that Primus Financial experienced in its credit swap portfolio led to downgrades of Primus Financial’s counterparty AAA/Aaa ratings to A+/A1 (S&P/Moody’s as of December 31, 2008). As we have previously disclosed, these downgrades do not trigger a credit event, or require collateral postings, or allow a counterparty to terminate its credit swap transactions with Primus Financial. Following the initial downgrade of Primus Financial’s counterparty ratings, we conducted a review of the credit swap business and determined not to raise any additional capital or inject capital from Primus Guaranty to support the Primus Financial credit swap business.

Primus Asset Management
As a result of the adverse market conditions, Primus Asset Management was not able to originate any new investment management or advisory assignments during 2008. Generally, structured credit investors were unwilling to commit new capital given the volatility and continued turmoil in the credit markets. Our three managed CSOs and two managed CLOs experienced deterioration in the credit quality of their portfolios as a result of negative migration and credit events affecting certain Reference Entities underlying the portfolios.
2009 Trends and Business Outlook
General economic conditions have continued to deteriorate and we are now in the midst of a global recession. These conditions likely will cause further deterioration in corporate balance sheets, ratings downgrades and additional business failures, resulting in continued disruptions in the credit markets. In response, G7 governments have implemented various programs seeking to stimulate their economies and to improve confidence in the financial and industrial sectors. These programs have included injecting capital directly into major banks, arranging mergers of weak banks and institutions with stronger entities and assisting in various business combinations between financial institutions. Additionally, governments have established programs to assist certain key industries, including the automobile industry among others. The U.S. Government has announced a stimulus program under which it will spend billions of dollars intending to stabilize the housing market and seeking to create new jobs within the economy. Other G7 governments are considering similar programs. It is difficult to predict whether these various stimulus programs and bank-related bailouts will have an ameliorative effect on the severe global economic downturn. We expect to continue to experience throughout 2009 high levels of equity and credit market volatility, dysfunctional capital markets with investors remaining reluctant to commit capital, and volatile currency, commodity and securities markets. These conditions will continue until the global economic situation stabilizes and the global economy starts to grow. In 2009 and afterwards, should these conditions persist, Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.
We are also continuing to experience very difficult conditions in the global financial and credit markets. These conditions are characterized by greater volatility, less liquidity, wide credit spreads, a lack of price transparency and a flight to quality, among others. Major credit swap dealers and global banks in reaction to this worsening credit environment and in response to their own capital issues, have significantly tightened criteria for acceptable counterparties. In almost every case, counterparties are now required to post collateral to transact in the credit swap market. It is our expectation, that credit spreads will continue to remain wide and volatile, and there will be a general lack of liquidity. We will continue to face a very challenging for business environment during 2009 which is likely to result in:
•	Increased defaults in and additional write-downs of credit assets;
•	Further consolidation of major banks and credit swap dealers;
•	Increased credit default swap market regulations; and
•	One or more credit default swap clearinghouses.
Despite the current uncertainties and turmoil in the credit swap market, we believe that credit will remain a large asset class. We believe that credit swap activity will continue to be robust in 2009 and credit swap trading volumes will likely remain high, albeit at levels below their peak in 2008. At the same time, though, we will probably see a return to simplicity in terms of credit swap structures and business models with less leverage. We also expect that many market participants will narrow and sharpen their strategic focus. This means that there is likely to be more consolidation in the credit markets beyond the financial services industries. As a result, we believe there may be attractive structured credit asset management acquisition opportunities. In addition, we have decided that we do not need to maintain two independent ratings and plan to maintain ratings with only S&P.

Given the rapidly changing market environment, our management team, in consultation with our board, has carefully reviewed our strengths, weaknesses, opportunities and challenges in order to fashion a business plan that focuses on optimizing value to shareholders.
Our 2009 business priorities and initiatives will include the following:
•	Amortizing Primus Financial’s credit swap portfolio;
•	Pursuing new opportunities in credit, structured credit and derivative markets; and
•	Aligning costs with our business approach.
Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that new credit swap contracts will be added to the portfolio. The amortization has already started, as Primus Financial has been unable to write any meaningful new credit swap business since the first quarter of 2008. The average remaining maturity of Primus Financial’s credit swap portfolio was 3.03 years at year end 2008 compared with 3.7 years at the end of 2007. Approximately, $2.6 billion notional amount of Primus Financial’s credit swap contracts is scheduled to mature in 2009; and an additional $5.8 billion is scheduled to mature in 2010. Management’s focus in amortizing Primus Financial’s portfolio will be to seek to maximize the potential value within Primus Financial.
We are continuing to pursue opportunities to grow our assets under management. Specifically, we see opportunities to acquire companies, asset management contracts and structured credit assets arising from the consolidation which is likely to take place during 2009 within the structured credit markets. Additionally, we are considering various alternatives for establishing a new credit protection business. If we are successful in establishing this new platform it will likely be a company that posts collateral. If appropriate, we may invest some of our capital in these new initiatives.
We have been successful in reducing our operating expenses from their peak in 2007. Steps management has taken include staff reductions and lowering our compensation and non-compensation expenses. Management continues to be aware of the need to achieve an appropriate balance of cost containment against the need to properly support our current and prospective business initiatives.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material.
Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. We have identified the valuation of derivative financial instruments and investments as critical accounting policies. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this Annual Report. Our critical accounting policies and estimates are as follows:
Valuation of Financial Instruments
A significant number of our financial instruments are carried at fair value with changes in fair value recognized in earnings or loss each period. Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, we use various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques using unobservable inputs (Level 3). Observable inputs are inputs that market participants would use in pricing the asset or liability that are based on market data obtained from sources independent of us. Unobservable inputs reflect our estimates of the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. These valuations techniques involve some level of management estimation and judgment. The degree to which management’s estimation and judgment is required is generally dependent upon the market price transparency for the instruments, the availability of observable inputs, frequency of trading in the instruments and the instrument’s complexity.
In measuring the fair market values of our financial instruments, we maximize the use of observable inputs and minimize the use of unobservable inputs based on the fair value hierarchy established in SFAS No. 157. The hierarchy is categorized into three levels based on the reliability of inputs as follows:
•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.
Cash and cash equivalents, which include deposits in banks and money market accounts, are categorized within Level 1. We do not adjust the quoted prices for such financial instruments.
•	Level 2 — Valuations based on quoted prices in markets that are not considered to be active; or valuations for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.
U.S. government agency obligations, commercial paper, corporate debt securities and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the consolidated statements of financial condition.
•	Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity.
Primus Financial’s fair value of its credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name, tranches and CDS on ABS. The single name credit swap portfolio classification in Level 3 is primarily the result of the estimation of nonperformance risk. In addition, CLO investments and ABS are categorized within Level 3.

Nonperformance Risk Adjustment
As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Upon adoption of SFAS No. 157 in the first quarter of 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of Primus Financial’s credit swap portfolio. The developing industry standard for calculating this adjustment is to incorporate the entity’s own credit spread into the computation of the mark-to-market. Primus derives an estimate of Primus Financial’s credit spread because it does not have an actively quoted credit spread. This estimated credit spread was obtained by reference to similar other entities that have quoted spreads. The majority of the comparative entities are engaged in the financial insurance business. The consideration of Primus Financial’s nonperformance risk resulted in an adjustment of $1.3 billion during the year ended December 31, 2008, which reduced the fair value of Primus Financial’s credit swap liabilities in the consolidated statements of financial condition and reduced net credit swap loss in the consolidated statements of operations.
Level 3 Assets and Liabilities
Level 3 assets, which include trading account assets and our two CLO investments, were $4.7 million, or 0.6% of total assets measured at fair value, at December 31, 2008. Level 3 liabilities, which include Primus Financial’s credit swaps sold, were $2.2 billion, or 100% of total liabilities measured at fair value, at December 31, 2008. Primus Financial’s credit swap valuation techniques are described below. See “Note 7 Financial Instruments and Fair Value Disclosures” of notes to consolidated financial statements for further discussion.
The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Total assets	$243,909	$526,950	$4,736	$775,595

Percentage of total assets measured at fair value	31.4%	68.0%	0.6%	100%

Total liabilities	$—	$—	$2,173,461	$2,173,461

Percentage of total liabilities measured at fair value	—	—	100%	100%

Valuation Techniques — Credit Swaps
Primus Financial’s fair value of its portfolio of single name, tranche and CDS on ABS credit swaps, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.

•	Current market data, including credit swap premium levels pertinent to each Reference Entity, estimated recovery rates on Reference Entities, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.

•	Valuation models, which are used to derive a fair value of credit swaps. The valuation models have been internally developed but are benchmarked against market-standard models.

•	Consideration of the credit risk of Primus Financial’s counterparties, as well as its own nonperformance risk. SFAS No. 157 requires that nonperformance risk be considered when determining the fair value of Primus Financial’s credit swaps.

•	Fair value estimates of credit swaps from third-party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps Primus Financial has transacted and the comparable current market premium. The valuation process we use to obtain fair value is described below:
•	For single-name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The inputs to the valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities, estimated recovery rates on Reference Entities, current interest rates and foreign exchange rates. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and computes average credit swap premium quotes on specific Reference Entities. Primus Financial adjusts the independent mid-market credit swap premium quotes to derive estimated exit price valuations.

•	For tranche credit swaps, Primus Financial calculates a mid-market valuation for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, estimated recovery rates on the Reference Entities within the tranche, current interest rates market and correlation levels derived from credit swap indices. Primus Financial adjusts the mid-market valuations obtained from the model to estimated exit price valuations, using mid-market to exit price quotes obtained from tranche counterparties.

•	For CDS on ABS, Primus Financial obtains expected cash flows on the underlying securities from an independent valuation service and quotes from Primus Financial’s counterparties. Primus Financial uses the cash flow data as input to a CDS on ABS valuation model to obtain mid-market valuations. Primus Financial adjusts the mid-market valuations to obtain exit price valuations.

Valuation Techniques — Other Financial Instruments
We use the following valuation techniques to determine the fair value of our other financial instruments:
•	For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. We do not adjust the quoted price for such instruments.

•	For U.S. government agency obligations, commercial paper and corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third-party quotes.

•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to a third-party quote.

•	For the ABS, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, utilizing default, prepayment, recovery and interest rate assumptions.

•	For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using estimates of key portfolio assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuations are benchmarked to third-party quotes.
Share-Based Employee Compensation Plans
We account for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on estimated fair values.
Compensation expense is recognized based on the fair value of options, performance shares, restricted shares and share units, as determined on the date of grant and is being expensed over the related vesting period. The fair value of the options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), we continue to apply the Black-Scholes option-pricing model for determining the estimated fair value for share awards as we deem it to be the most appropriate model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model.
Results of Operations
Introduction
The primary component of our financial results is net credit swap revenue (loss). Net credit swap revenue (loss) incorporates credit swap premium income, together with realized gains and losses arising from the termination of credit swaps, as a result of credit events or credit mitigation decisions. In addition, changes in the unrealized gains (losses) fair value of credit swap portfolio are included in net credit swap revenue (loss).
Other sources of revenue consist of interest income earned on our investments and fees earned from our asset management activities.

Expenses include interest expense on the debt issued by Primus Guaranty and Primus Financial, employee compensation and other expenses. Primus Financial also makes distributions on its preferred securities. These components are discussed in more detail below.
Year Ended December 31, 2008 Compared With Year Ended December 31, 2007
Overview of Financial Results
Our GAAP net loss for 2008 was $1.7 billion, compared with a GAAP net loss of $563.5 million for 2007. Our GAAP net losses were primarily driven by net credit swap losses of $1.7 billion and $ 535.1 million for 2008 and 2007, respectively.
For 2008, net credit swap loss was comprised of net credit swap premiums earned of $102.5 million, net realized losses of $162.0 million and unrealized losses of $1.6 billion. For 2007, net credit swap loss comprised of net credit swap premiums earned of $84.8 million, net realized losses of $5.2 million and unrealized losses of $614.6 million. The components of our net credit swap losses for Primus Financial are discussed in greater detail below.
Interest income on our portfolio of investments was $26.6 million in 2008, compared with $41.8 million in 2007. The decrease is primarily attributable to lower market interest rates in 2008, partially offset by higher average invested balances during the period.
The turmoil in the debt capital markets that began in August 2007 continued during 2008. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates have increased to the maximum rates specified in the respective security agreements.
Interest expense and distributions on perpetual preferred securities issued by Primus Financial were $23.7 million in 2008, compared with $28.3 million in 2007. The decrease is primarily attributable to lower LIBOR, partially offset by the increase in the specified spread rates on Primus Financial’s preferred securities and debt.
Our operating expenses were $31.1 million in 2008, compared with $39.6 million in 2007 (excluding restructuring costs incurred in 2007). The decrease in operating expenses was principally a result of a reduction in the employee incentive bonus accrual and other cost-cutting initiatives which we put in place during 2008. The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonuses and share compensation awards are significantly influenced by our financial performance.
Net Credit Swap Loss
Consolidated net credit swap loss was $1.7 billion and $535.1 million for the years ended December 31, 2008 and 2007, respectively.

The table below shows our consolidated net credit swap loss, which was generated primarily by Primus Financial for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended
	December 31,
	2008	2007
Primus Financial	$(1,689,584)	$(530,369)
PRS Trading/Harrier	712	(4,695)

Total consolidated net credit swap loss	$(1,688,872)	$(535,064)

As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions. During the year ended December 31, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007. Net credit swap loss for PRS Trading/Harrier primarily consisted of mark-to-market unrealized losses on its credit swap portfolio during the year ended December 31, 2007.
Net credit swap loss for Primus Financial is discussed below.
Net Credit Swap Loss — Primus Financial
Net credit swap loss was $1.7 billion and $530.4 million for the years ended December 31, 2008 and 2007, respectively. See “Note 5 Net Credit Swap Revenue (Loss) and Portfolio” of notes to the consolidated financial statements for further discussion and information on Primus Financial’s credit swap portfolio.
Net credit swap loss includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap loss for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended
	December 31,
	2008	2007
Net premiums earned	$102,501	$84,576
Net realized losses on credit swaps	(162,653)	(394)
Net unrealized losses on credit swaps	(1,629,432)	(614,551)

Total net credit swap loss	$(1,689,584)	$(530,369)

Net Premiums Earned — Primus Financial
Net premiums earned were $102.5 million and $84.6 million for the years ended December 31, 2008 and 2007, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on CDS on ABS; and

•	Net premium expense on credit swaps undertaken to offset credit risk.

The table below shows the components of net premiums earned for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended
	December 31,
	2008	2007
Premium income on single name credit swaps sold	$80,830	$70,788
Premium income on tranches sold	20,673	13,075
Premium income on CDS on ABS	1,057	739
Net premium expense on credit swaps undertaken to offset credit risk	(59)	(26)

Total net premiums earned	$102,501	$84,576

Premium income on single name credit swaps sold was $80.8 million (excludes premiums on credit swaps with LBSF, since date of LBSF default) and $70.8 million during the years ended December 31, 2008 and 2007, respectively. The increase was primarily a result of the growth of Primus Financial’s single name credit swap portfolio. The average notional amounts outstanding of single name credit swaps sold were $17.9 billion (excludes LBSF transactions, since date of LBSF default) and $16.1 billion for the years ended December 31, 2008 and 2007, respectively.
Premium income from tranches sold was $20.7 million and $13.1 million for the years ended December 31, 2008 and 2007, respectively. The increase was primarily a result of the growth of Primus Financial’s tranche credit swap portfolio. The average notional amount of tranches outstanding was $4.9 billion and $2.7 billion for the years ended December 31, 2008 and 2007, respectively.
Premium income for CDS on ABS was $1.1 million and $739 thousand during the years ended December 31, 2008 and 2007, respectively. The average notional amount of CDS on ABS outstanding was $72.3 million and $61.3 million for the years ended December 31, 2008 and 2007, respectively.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Realized gains (losses) for the years ended December 31, 2008 and 2007 are summarized below (in thousands):

	Years Ended
	December 31,
	2008	2007
Realized gains on terminated credit swaps sold	$28	$3,688
Net realized losses on credit events	(157,932)	—
Other realized losses on terminated credit swaps sold	(4,753)	(3,784)
Net realized gains (losses) on terminated credit swaps undertaken to offset credit risk	4	(298)

Total net realized losses on credit swaps	$(162,653)	$(394)

Net realized losses on credit swaps sold were $162.7 million and $394 thousand for the years ended December 31, 2008 and 2007, respectively. Realized gains incurred during the years ended December 31, 2008 and 2007 were primarily the result of rebalancing Primus Financial’s credit swap portfolio. The realized losses on credit events incurred during the year ended December 31, 2008 were primarily the result of credit events, which occurred during the third quarter of 2008 and are discussed below under “credit events.” Other realized losses incurred during the year ended December 31, 2007 were primarily the result of Primus Financial’s decision to reduce its exposure to a limited number of Reference Entities against which it had sold credit protection.

Credit Events
During the year ended December 31, 2008, Primus Financial recorded net realized losses of $157.9 million related to credit events on its single name credit swaps sold and CDS on ABS, as discussed below.
Credit Swaps Sold — Single Name
During the year ended December 31, 2008, credit events on five Reference Entities occurred in Primus Financial’s credit swap portfolio with a total notional amount of $345.6 million. As a result, we recorded realized losses of $145.7 million, net of recovery values, related to these credit events in the consolidated results of operations.
Primus Financial primarily settled these credit events by means of cash payments equivalent to the net realized losses on credit events in the table below. The cash settlement amounts were determined under the cash settlement protocol established for each Reference Entity. Primus Financial elected to take Kaupthing Bank hf securities in settlement of the credit event on that Reference Entity. The net realized loss on credit event for Kaupthing Bank hf represents the difference between the payment to the counterparty and the fair value of Kaupthing Bank hf securities received from the counterparty. The following table represents the notional amount and realized losses for credit events on the single name Referenced Entities, net of recovery values, during the year ended December 31, 2008.

		Net Realized
	Notional	Losses on
(in thousands)	Amount	Credit Events
Single Name Reference Entity
Federal National Mortgage Association (“Fannie Mae”)	$80,000	$1,758
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	110,000	3,000
Lehman Brothers Holdings Inc.	80,000	73,100
Washington Mutual, Inc.	10,130	6,562
Kaupthing Bank hf	65,513	61,296

Total	$345,643	$145,716

CDS on ABS
Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P /Moody’s) or below of the reference obligation.
Upon the occurrence of a defined credit event, a counterparty has the right to present the underlying ABS, in whole or part, to Primus Financial, in exchange for a cash payment by Primus Financial, up to the notional amount of the credit swap (“Physical Settlement”). If there is a principal write-down of the ABS, a counterparty may claim for cash compensation for the amount of the principal write-down, up to the notional value of the credit swap without presentation of the ABS.
During the year ended December 31, 2008, Primus Financial recorded realized losses of $12.2 million, net of bond recovery values, related to Physical Settlement with counterparties and principal write-down claims on its CDS on ABS portfolio. Primus Financial reduced its CDS on ABS portfolio by $12.3 million of total notional amounts for these positions.

Primus Financial will no longer receive swap premiums from the counterparties for the swaps, or the portions thereof, that were terminated as a result of the Physical Settlement or principal write-down claims. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At December 31, 2008, the fair value of the ABS delivered as a result of Physical Settlements by counterparties was not material.
At December 31, 2008, Primus Financial’s CDS on ABS portfolio was $67.7 million (in notional amount). The notional principal amount and the unrealized loss on the CDS on ABS, which had been downgraded to CCC (S&P), were $47.7 million and $40.0 million, respectively. Of these CDS on ABS, $5.0 million (in notional amount) was written with LBSF, a defaulting counterparty, which is no longer paying premiums. Primus Financial continues to earn and collect premiums on the remaining $42.7 million (in notional amount) CDS on ABS which had been downgraded to CCC (S&P).
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial has entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. In our opinion, because the defaults of LBH and LBSF are not subject to cure, as a legal matter, Primus Financial is not obligated to settle with LBSF with respect to any existing or future credit events. However, under relevant accounting standards, Primus Financial will continue to carry these credit swaps at their fair value. LBSF was obligated to pay approximately $4.1 million in premiums on its credit swap transactions during the third and fourth quarters of 2008, but failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $4.1 million on the credit swaps with LBSF during the third and fourth quarters of 2008. The amount due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at December 31, 2008.
Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
Unrealized gains (losses) on credit swaps sold for the years ended December 31, 2008 and 2007 are summarized below (in thousands):

	Years Ended
	December 31,
	2008	2007
Net unrealized losses on credit swaps sold	$(670,152)	$(248,914)
Net unrealized losses on tranches sold	(956,462)	(317,028)
Net unrealized losses on CDS on ABS	(4,737)	(48,658)
Net unrealized gains on credit swaps undertaken to offset credit risk	1,919	49

Total net unrealized losses on credit swaps	$(1,629,432)	$(614,551)

Net unrealized losses on credit swaps were $1.6 billion and $614.6 million for the years ended December 31, 2008 and 2007, respectively. The change in unrealized losses on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the year ended December 31, 2008, Primus Financial recorded a favorable nonperformance risk adjustment of $1.3 billion under SFAS No. 157, which is reflected in the December 31, 2008 balance. Primus Financial continued to experience a significant and ongoing widening of market credit swap premium levels as a result of the substantial re-pricing of credit risk, which led to the unrealized losses on the credit swap portfolio during the years ended December 31, 2008 and 2007.
Asset Management and Advisory Fees
We earned $4.1 million and $3.5 million of asset management and advisory fees for the years ended December 31, 2008 and 2007, respectively. The increase was primarily attributable to asset management fees related to Primus CLO II, Ltd., which was completed on July 10, 2007.
Primus Asset Management acts as collateral manager for two CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs on behalf of third parties. Two of Primus Asset Management’s CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which had been earned or accrued at December 31, 2008 or 2007, respectively.
Interest Income
We earn interest income on our cash and cash equivalents, and available-for-sale investments, which primarily include U.S. government agency obligations, corporate debt securities and our investment in CLOs. We earned interest income of $26.6 million and $41.8 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest income was attributable to lower yields on our investment portfolio, partially offset by higher average invested balances. The decrease in yields was attributable to generally lower short-term market rates of interest. Weighted average yields on our cash, cash equivalents and investments were 3.11% for the year ended December 31, 2008, compared with 5.05% for the year ended December 31, 2007.
The table below presents a comparison of our interest income for the years ended December 31, 2008 and 2007 to our total cash, cash equivalents and available-for-sale securities at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Interest income	$26,586	$41,847

Cash and cash equivalents	$280,912	$242,665
Available-for-sale securities	482,930	617,631

Total cash, cash equivalents and available-for-sale securities	$763,842	$860,296

Gain on Retirement of Long-Term Debt
As previously discussed, during the fourth quarter of 2008, our board of directors authorized a purchase of our 7% Senior Notes. During the fourth quarter of 2008, we purchased and retired $15.3 million in face value of our 7% Senior Notes at a cost of approximately $5.1 million. As a result, we recorded a net gain on the retirement of our long-term debt of $9.7 million, after accelerated amortization of debt issuance costs.
Impairment Loss on Available-for-Sale Investments
During the latter part of the fourth quarter of 2008, the credit markets experienced significant deterioration and a higher level of risk relating to structured investment vehicles. As a result of our review of the underlying collateral of our CLO investments, our level of subordination, the market’s perception of risk and estimated future cash flows, we recorded an impairment loss of $11.9 million on our CLO investments for the year ended December 31, 2008.
Other Trading Revenue (Loss)
Other trading revenue (loss) includes realized and unrealized gains or losses on trading account securities. During 2007, other trading revenue (loss) comprised of the net trading gains or losses from PRS Trading/Harrier, which included the realized and unrealized gains or losses on total return swaps on loan transactions, corporate and sovereign bonds and the net interest earned on the total return swaps and from loans in the warehousing period. During the year ended December 31, 2008, Primus Financial recorded a net trading loss of $402 thousand, which primarily related to the unrealized loss of the corporate bonds delivered upon the credit event settlement of a single name credit swap. During the year ended December 31, 2007, PRS Trading/Harrier recorded other trading losses of $2.7 million. These amounts exclude PRS Trading/Harrier net credit swap loss of $4.7 million for the year ended December 31, 2007, as discussed under “Net Credit Swap Loss.”
Foreign Currency Revaluation Loss
We transacted credit swaps denominated in U.S. dollars and euros in 2008 and 2007. Euro-denominated credit swaps comprised 42% of the notional amount of Primus Financial’s single name credit swaps sold portfolio at December 31, 2008. The majority of our euro premium receipts are sold as they are received for U.S dollars, and only a small working cash balance in euros is retained. During the years ended December 31, 2008 and 2007, we recorded $463 thousand and $107 thousand, respectively, in foreign currency revaluation losses.
Operating Expenses
Our operating expenses of $31.1 million and $39.6 million (excludes restructuring costs) for the years ended December 31, 2008 and 2007, respectively, are summarized below (in thousands):

	Years Ended
	December 31,
	2008	2007
Compensation and employee benefits	$16,370	$22,450
Professional and legal fees	4,331	4,948
Depreciation and amortization	1,329	1,748
Technology and data	3,790	4,620
Other	5,312	5,872

Total operating expenses	$31,132	$39,638

Number of full-time employees, at end of period	42	58

The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonus awards are significantly impacted by our financial performance. Compensation expense for the year ended December 31, 2008 decreased by approximately $6.1 million from 2007. Overall, the decrease was primarily the result of a lower accrual for performance based incentive awards, based on our financial results, and reductions in headcount. Our accrued cash incentive compensation expense was $1.8 million for the year ended December 31, 2008, compared with an accrued expense of $6.0 million for the corresponding prior year. Share compensation expense was approximately $4.6 million and $3.7 million for the years ended December 31, 2008 and 2007, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The decrease in professional and legal fees was primarily attributable to lower legal, consulting fees and employee recruiting costs.
Depreciation and amortization expense decreased primarily as a result of the write-off of certain software and technology assets in connection with Harrier’s discontinuation during the fourth quarter of 2007. The decrease in technology and data expense was primarily attributable to reduced technology services.
Other operating expenses include rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses was primarily a result of cost-cutting initiatives.
Interest Expense and Preferred Distributions
The turmoil in the debt capital markets that began in August 2007 continued during 2008. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates have increased to the maximum rates specified in the respective security agreements.
For the years ended December 31, 2008 and 2007, we recorded $17.0 million and $20.7 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR applicable during 2008, compared with 2007, although the reduction was partly offset by the increase in the specified spread rates on Primus Financial’s debt.
Interest expense includes the interest expense on our 7% Senior Notes and the associated interest rate swap. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. The decline in LIBOR during the year of 2008 had the effect of reducing the net interest expense on these notes. The average interest rate on our debt was 5.28% and 6.38% for the years ended December 31, 2008 and 2007, respectively.
Primus Financial also made net distributions of $6.6 million and $7.6 million during the years ended December 31, 2008 and 2007, respectively, on its perpetual preferred securities. The decrease in net distributions was primarily a result of lower LIBOR, partially offset by the maximum spread rates set on the perpetual preferred securities during 2008. The average interest rate on these securities was 6.64% and 7.57% for the years ended December 31, 2008 and 2007, respectively.

Income Taxes
Provision for income taxes was $61 thousand and $52 thousand for the years ended December 31, 2008 and 2007, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $9.8 million and $8.4 million as of December 31, 2008 and 2007, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to U.S. federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income or loss, then its income tax benefit, excluding interest and penalties, would have been approximately $783.6 million and $247.7 million for the years ended December 31, 2008 and 2007, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda to the extent Primus Financial has profits; any such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.
Year Ended December 31, 2007 Compared With Year Ended December 31, 2006
Overview
During the second half of 2007, the global financial and credit markets experienced difficult market conditions. These conditions resulted in sharp widening of credit spreads, greater volatility, lower levels of liquidity, significant re-pricing of credit risk and downgrades by rating agencies. The credit spread widening presented opportunities for a significant increase in our transaction volume in our credit protection business. During 2007, Primus Financial grew its credit swap portfolio by $7.2 billion to $23.0 billion from $15.8 billion. This was the highest new transaction volume in any year of our history. The significant widening in credit spreads had a negative impact on our GAAP results for the year ended December 31, 2007, primarily resulting from significant unrealized losses from the mark-to-market losses of the credit swap portfolio.
Our GAAP net income (loss) for 2007 was $(563.5) million, compared with $94.9 million for 2006. The net loss during 2007 was primarily attributable to unrealized losses from the mark-to-market of the credit swap portfolio, compared with unrealized gains from the mark-to-market of the credit swap portfolio during 2006. This was the result of wider credit spreads during 2007 as compared to 2006.
Net credit swap premiums earned were $84.8 million in 2007, compared with $69.4 million in 2006. The increase in net premiums was attributable to the significant growth in Primus Financial’s portfolio of credit swaps sold in 2007.
Interest income on our portfolio of investments was $41.8 million in 2007, compared with $28.4 million in 2006. The increase was attributable to higher market interest rates, together with increased average invested balances, mainly arising from the investment of the net proceeds of our offering of the 7% Senior Notes in December 2006.
Other trading revenue (loss) incurred by PRS Trading/Harrier was $(2.7) million during 2007 compared with $1.7 million during 2006. The losses during 2007 primarily reflected the difficult market conditions resulting in mark downs in the value of loans and bond positions.
Interest expense and distributions on perpetual preferred securities were $28.3 million in 2007, compared with $16.5 million in 2006. The increase was attributable to higher short-term market interest rates during the second half of 2007, together with higher debt balances associated with our offering of the 7% Senior Notes in December 2006. During the second half of 2007, the turbulent market conditions also affected the debt capital markets. Beginning in August 2007, there was limited investor demand for Primus Financial’s perpetual preferred securities and subordinated deferrable notes issued in the auction rate market. As a result of the insufficient demand, the auctions did not clear and the rates on these perpetual preferred securities and deferrable notes were set at the contractually specified rates. These specified rates were subject to increase if the credit ratings on these securities were downgraded. This resulted in additional interest expense and distributions of approximately $1.8 million during the second half of 2007.

During the fourth quarter of 2007, we decided to discontinue Harrier, a fund formed in April 2007, in part because of Harrier’s performance and the difficulty in raising third-party capital, given the market environment at that time. See “Restructuring Costs” below for further discussion.
Our operating expenses, excluding restructuring costs, were $39.6 million in 2007, compared with $36.4 million in 2006. The increase was primarily attributable to the expansion of our business activities.
Consolidated Net Credit Swap Revenue (Loss)
Consolidated net credit swap revenue (loss) was $(535.1) million and $116.1 million for the years ended December 31, 2007 and 2006, respectively.
The table below shows our consolidated net credit swap revenue (loss), which was generated by Primus Financial and PRS Trading/Harrier for the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended
	December 31,
	2007	2006
Primus Financial	$(530,369)	$116,651
PRS Trading/Harrier	(4,695)	(568)

Total consolidated net credit swap revenue (loss)	$(535,064)	$116,083

Net credit swap loss for PRS Trading/Harrier primarily consisted of realized losses on its credit swaps for the year ended December 31, 2007 and the mark-to-market unrealized losses of its credit swap portfolio for the year ended December 31, 2006. See “Other Trading Revenue (Loss)” below for further discussion of PRS Trading/Harrier activities during the period.
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

The table below shows the components of net credit swap revenue (loss) for the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended
	December 31,
	2007	2006
Net premiums earned	$84,576	$69,446
Net realized losses on credit swaps	(394)	(1,496)
Net unrealized gains (losses) on credit swaps	(614,551)	48,701

Total net credit swap revenue (loss)	$(530,369)	$116,651

Net Premiums Earned — Primus Financial
Net premiums earned were $84.6 million and $69.4 million for the years ended December 31, 2007 and 2006, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;
•	Premium income on tranches sold;
•	Premium income on CDS on ABS; and
•	Net premium expense on credit swaps undertaken to offset credit risk.
The table below shows the components of net premiums earned for the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended
	December 31,
	2007	2006
Premium income on single name credit swaps sold	$70,788	$66,824
Premium income on tranches sold	13,075	2,619
Premium income on CDS on ABS	739	3
Net premium expense on credit swaps undertaken to offset credit risk	(26)	—

Total net premiums earned	$84,576	$69,446

Premium income on single name credit swaps sold was $70.8 million and $66.8 million during the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to the expansion of the credit swap portfolio. The average notional amounts outstanding of single name credit swaps sold were $16.1 billion and $14.9 billion for the years ended December 31, 2007 and 2006, respectively.
Premium income from tranches sold was $13.1 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively. The average notional amount of tranches outstanding was $2.7 billion and $288.0 million for the years ended December 31, 2007 and 2006, respectively.
During the fourth quarter of 2006, Primus Financial received ratings agency approval to sell credit protection on CDS on ABS. Premium income on CDS on ABS was $739 thousand and $3 thousand during the years ended December 31, 2007 and 2006, respectively. The average notional amount of CDS on ABS outstanding was $61.3 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.

Net Realized Gains (Losses) on Credit Swaps — Primus Financial
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

Net realized losses on credit swaps were $394 thousand and $1.5 million for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, Primus Financial terminated $604.9 million and $445.7 million notional amount of credit swaps sold, respectively. Realized gains incurred during the years ended December 31, 2007 and 2006 were primarily the result of rebalancing the credit swap portfolio. The realized losses incurred during the years ended December 31, 2007 and 2006 were primarily the result of the decision to reduce Primus Financial’s exposure to a limited number of Reference Entities against which it had sold credit protection.
Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
The unrealized gains (losses) on credit swaps sold for the years ended December 31, 2007 and 2006 are summarized below (in thousands):

	Years Ended
	December 31,
	2007	2006
Net unrealized gains (losses) on credit swaps sold	$(248,914)	$52,437
Net unrealized losses on tranches sold	(317,028)	(3,713)
Net unrealized losses on CDS on ABS	(48,658)	(23)
Net unrealized gains on credit swaps undertaken to offset credit risk	49	—

Total net unrealized gains (losses) on credit swaps	$(614,551)	$48,701

Net unrealized gains (losses) on credit swaps were $(614.6) million and $48.7 million for the years ended December 31, 2007 and 2006, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of the credit swap portfolio during these periods. As previously discussed, during the second half of 2007, significantly wider credit spreads as a result of re-pricing of credit risk led to the unrealized losses on the credit swap portfolio. The unrealized gain in 2006 on credit swaps sold was primarily attributable to the increase in the fair value of the portfolio as market premiums fell during that year.
Asset Management and Advisory Fees
We earned $3.5 million and $1.3 million of asset management and advisory fees for the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to asset management fees related to the offering of Primus CLO I, Ltd.
On December 19, 2006 and July 10, 2007, the offerings of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, were completed. Primus Asset Management acts as collateral manager for both. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the related agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Some of our CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which had been earned or accrued at December 31, 2007 or 2006, respectively.
Interest Income
We earned interest income of $41.8 million and $28.4 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest income was attributable to higher average invested balances resulting from the December 2006 offering of our 7% Senior Notes and retained cash earnings, and higher yields on our investment portfolio. The increase in yields is attributable to generally higher short-term market rates of interest during 2007.
Average yields on our cash, cash equivalents and investments were 5.05% in the year ended December 31, 2007, compared with 4.39% for the year ended December 31, 2006.
The table below summarizes our interest income for the years ended December 31, 2007 and 2006 and our total cash, cash equivalents, available-for-sale and trading account securities at December 31, 2007 and 2006 (in thousands):

	Years Ended
	December 31,
	2007	2006
Interest income	$41,847	$28,374

Cash and cash equivalents	$242,665	$204,428
Available-for-sale and trading account securities	617,631	599,448

Total cash, cash equivalents, available-for-sale and trading account securities	$860,296	$803,876

Other Trading Revenue (Loss)
During the years ended December 31, 2007 and 2006, PRS Trading/Harrier recorded other trading revenue (loss) of $(2.7) million and $1.7 million, respectively. These amounts exclude PRS Trading/Harrier’s net credit swap losses of $4.7 million and $568 thousand for the years ended December 31, 2007 and 2006, respectively, as discussed under “Net Credit Swap Revenue (loss)”. Other trading revenue (loss) comprised the net trading gains or losses from PRS Trading/Harrier total return swaps, loan warehousing and trading activities.
Foreign Currency Revaluation Loss
We transacted credit swaps denominated in U.S. dollars and euros in 2007 and 2006. Euro-denominated credit swaps comprised 41% of the notional amount of our Primus Financial credit swaps sold portfolio at December 31, 2007. We sold the majority of our euro premium receipts as they were received for U.S dollars, retaining only a small working cash balance in euros. During the years ended December 31, 2007 and 2006, we recorded foreign currency revaluation losses of $107 thousand and $26 thousand, respectively.
Operating Expenses
Our operating expenses of $39.6 million and $36.4 million for the years ending December 31, 2007 and 2006, respectively, are summarized below (dollars in thousands):

	Years Ended
	December 31,
	2007	2006
Compensation and employee benefits	$22,450	$21,512
Professional and legal fees	4,948	5,147
Depreciation and amortization	1,748	2,517
Technology and data	4,620	2,427
Other	5,872	4,796

Total operating expenses	$39,638	$36,399

Number of full-time employees, at end of period	58	52
Compensation expense for the year ended December 31, 2007 increased approximately $0.9 million over the prior year. The increase was primarily the result of result of higher headcount as we expanded our business activities, partially offset by lower performance based incentives. Share compensation expense was approximately $3.7 million for each of the years ended December 31, 2007 and 2006, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, recruitment fees and director and officer insurance expense. Professional and legal fees remained consistent for the years ended December 31, 2007 and 2006, respectively.
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

Other operating expenses included rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses was primarily a result of higher bank, debt and investment management fees associated with our asset management business.
Restructuring Costs
During the fourth quarter of 2007, we decided to discontinue Harrier, a fund formed in April 2007, in part because of Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. In the fourth quarter, restructuring costs of $3.0 million were charged in connection with Harrier’s discontinuation. Of the total restructuring costs, approximately $2.2 million was in connection with the write-off of certain software and technology assets and approximately $0.8 million related to net employee termination benefits.
Interest Expense and Preferred Distributions
During the second half of 2007, the turbulent market conditions also affected the debt capital markets. Beginning in August 2007, investor demand was limited for Primus Financial’s perpetual preferred securities and certain of its subordinated deferrable notes issued in the auction rate market, during the standard 28 day auction rate resets. As a result of the insufficient demand, the auctions did not clear and the rates on these perpetual preferred securities and deferrable notes were set at the maximum spread rates at current rating levels, as specified in the respective security agreements, resulted in additional interest expense of $1.8 million.
For the years ended December 31, 2007 and 2006, we recorded $20.7 million and $10.8 million of interest expense, respectively. The increase in interest expense was primarily the result of higher debt balances as a result of our 7% Senior Notes offering in December 2006, higher short-term interest rates and the maximum spread rates noted above.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%.
Primus Financial also made net distributions of $7.6 million and $5.7 million during the years ended December 31, 2007 and 2006, respectively, on Primus Financial’s perpetual preferred securities issued in December 2002. The increase in net distributions was primarily attributable to increased short-term interest rates and the maximum spread rates, as noted above.
Income Taxes
Provision for income taxes was $52 thousand and $42 thousand for the years ended December 31, 2007 and 2006, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $8.4 million and $9.5 million as of December 31, 2007 and December 31, 2006, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s share compensation expense, capitalized costs and pre-operating formation costs. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to U.S. federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its U.S. GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(247.7) million and $49.2 million for the years ended December 31, 2007 and 2006, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

Income Taxes
Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a U.S. domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to U.S. federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for U.S. federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of U.S. federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a U.S. business in New York City and subject to income tax, is approximately 46% (not including U.S. branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing federal tax audits, however, no audit has yet been completed. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as PFICs.
Non-GAAP Financial Measures – Economic Results
In addition to the results of operations presented in accordance with GAAP, our management and our board of directors use certain non-GAAP financial measures called “Economic Results”. We believe that our Economic Results provide information useful to investors in understanding our underlying operational performance and business trends. Economic Results is an accrual based measure of our financial performance, which in our view, better reflects our long-term buy and hold strategy in our credit protection business. However, Economic Results is not a measurement of financial performance or liquidity under GAAP; therefore, these non-GAAP financial measures should not be considered as an alternative or substitute for GAAP.
We define Economic Results as GAAP net income (loss) adjusted for the following:
•	Unrealized gains (losses) on credit swaps sold by Primus Financial are excluded from GAAP net income (loss);
•	Realized gains from early termination of credit swaps sold by Primus Financial are excluded from GAAP net income (loss);
•	Realized gains from early termination of credit swaps sold by Primus Financial are amortized over the period that would have been the remaining life of the credit swap, and that amortization is added to GAAP net income (loss); and
•	Provision for credit events. Commencing with the third quarter of 2008, we make provisions for credit events only in the period in which the event occurs, a change from our previous practice.
We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of the credit swap portfolio do not necessarily cause Primus Financial to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage the Primus Financial portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark-to-market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of the credit swap portfolio have no impact on our liquidity, as Primus Financial does not provide counterparties with collateral, nor its credit ratings, as the capital models do not consider changes in fair value a determinant of capital sufficiency. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize these realized gains over the original remaining life of the terminated contracts. Losses arising from credit events (other than one instance mentioned below) are recognized by us as realized events in the period in which the event occurs for GAAP reporting and Economic Results purposes.
In the fourth quarter of 2007, we created a provision of $40.9 million in our Economic Results for credit events that occurred in January 2008 with respect to six credit swap transactions in the portfolio related to CDS on ABS. During the first quarter of 2008, one counterparty delivered to Primus Financial an ABS with a $5 million face amount and Primus Financial paid $5 million to the counterparty. That swap was terminated as a result of the Physical Settlement and Primus Financial will no longer receive credit swap premiums from the counterparty. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. Based on the value of the delivered bond at its delivery date, we increased the provision by an additional $189 thousand in the first quarter of 2008. As previously stated in the third quarter of 2008, provisions for credit events are recognized in Economic Results in the period the event occurs.

The following table below presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP:

	Years Ended December 31,
	2008	2007	2006
GAAP net income (loss)	$(1,716,146)	$(563,541)	$94,891
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	1,629,432	614,551	(48,701)
Less: Realized gains from early termination of credit swaps sold by Primus Financial	(28)	(3,463)	(2,002)
Add: Amortization of realized gains from the early termination of credit swaps sold by Primus Financial	2,173	6,044	7,098
Less: Provision for credit events	(9,328)	(40,880)	—
Add: Deduction against provision for credit events	12,216	—	—

Net Economic Results	$(81,681)	$12,711	$51,286

Economic earnings per diluted share	$(1.83)	$0.28	$1.15
Economic weighted average common shares outstanding — diluted	44,722	45,194	44,472
Economic Results earnings per diluted share is calculated by dividing net economic results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).
CLO Transactions
There were no new Primus Asset Management investment management or advisory assignments during 2008, as generally, structured credit investors were unwilling to commit capital to new transactions given the continued turmoil in the credit markets.
Primus Asset Management currently manages two CLO transactions, which are discussed below.
Primus CLO I, Ltd.
On December 19, 2006, the offering of Primus CLO I, Ltd. (“CLO I”), a special purpose entity, or SPE, closed. Upon closing, Primus Asset Management added approximately $400 million to its assets under management and is collateral manager of CLO I. Under the terms of the collateral management agreement for CLO I, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. We invested $6.5 million for a 25% interest in the Subordinated Notes of CLO I. Our ultimate exposure to loss on this investment in CLO I is limited to our original investment of the $6.5 million. We have no contractual obligation to fund or provide other support to CLO I. During 2008 and 2007, we received cash returns of approximately $1.5 million and $1.0 million, respectively, on our investment in CLO I. At December 31, 2008 and 2007, the fair value of our investment in CLO I was $56 thousand and $4.4 million, respectively.

Primus CLO II, Ltd.
On July 10, 2007, the offering of Primus CLO II, Ltd. (“CLO II”), a SPE, closed and Primus Asset Management added approximately $400 million to its existing assets under management. Under the terms of the collateral management agreement for CLO II, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and monitoring the underlying collateral, subject to the terms of the agreement. We invested $7.9 million for a 25% interest in the Subordinated Notes of CLO II. Our ultimate exposure to loss in CLO II is limited to our original investment of $7.9 million. We have no contractual obligation to fund or provide other support to CLO II. During 2008, we received cash returns of approximately $1.8 million on our investment in CLO II. At December 31, 2008 and 2007, the fair value of our investment in CLO II was $0.7 million and $5.3 million, respectively.
Accounting for CLO Transactions
Each time we are engaged to manage or invest in a CLO transaction, we perform an analysis to determine whether we are the primary beneficiary and accordingly, would be required to consolidate the SPE in our consolidated financial statements. During 2008 and 2007, we determined, pursuant to Financial Accounting Standards Board, or FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, that we are not the primary beneficiary of either CLO I and CLO II, and accordingly, the SPEs are not consolidated in our financial statements.
We account for our CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity.
We make an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. We consider many factors, including the length of time and significance of the decline in fair value; our intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If, based on our evaluation of these factors, we determine that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations. During the end of the fourth quarter of 2008, the credit markets experienced significant deterioration and a higher level of risk relating to structured investment vehicles. As a result of our review of the underlying collateral of our CLO investments, our level of subordination, the market’s perception of risk and estimated future cash flows in the CLOs, we determined that there was a permanent decline in fair value. Based on our evaluation during the end of the fourth quarter of 2008, we considered our CLO investments to be impaired at December 31, 2008. As a result, we recorded an impairment loss on our CLO investments of $11.9 million in our consolidated statements of operations.

Liquidity and Capital Resources
Capital Strategy
Our consolidated cash, cash equivalents and available-for-sale investments were $763.8 million and $860.3 million as of December 31, 2008 and December 31, 2007, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Primus Financial does not provide collateral to its counterparties. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At December 31, 2008 and 2007, Primus Financial had cash, cash equivalents and available-for-sale investments of $687.3 million and $749.5 million, respectively, which management believes is sufficient to operate its credit swap business. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts. At December 31, 2008, the average remaining tenor on the credit swap portfolio was 3.0 years and the total future premium receipts on Primus Financial’s credit swap portfolio was approximately $280 million (assuming all credit swaps in the portfolio run to full maturity).
Primus Financial receives cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps and interest income earned on its investment portfolio and capital raising activities. Cash is used to pay operating and administrative expenses, premiums on credit swaps purchased, realized losses from the early termination of credit swaps, settlement of amounts for credit events, interest on debt and preferred share distributions.
Cash Flows
Cash flows from operating activities – Net cash (used in) provided by operating activities were $(76.4) million and $68.7 million for the years ended December 31, 2008 and 2007, respectively. The decrease was primarily attributable to realized losses on credit swaps related to settlements due for credit events during 2008.
Net cash provided by operating activities were $68.7 million and $42.2 million for the years ended December 31, 2007 and 2006, respectively. This increase was primarily attributable to higher premium income on a larger credit swap portfolio during 2007 compared with 2006, as a result of the continued growth of the credit swap portfolio.
Cash flows from investing activities – Net cash provided by (used in) investing activities were $130.4 million and $(29.6) million for the years ended December 31, 2008 and 2007, respectively. The change was primarily a result of net maturities of available-for-sale investments, a reduction in fixed asset purchases and capitalized software costs and higher payments received from CLO investments in 2008 compared with 2007.
Net cash used in investing activities were $29.6 million and $21.9 million for the years ended December 31, 2007 and 2006, respectively. The change was primarily attributable to increased net purchases of available-for-sale investments in 2007 compared with 2006.
Cash flows from financing activities – Net cash used in financing activities were $15.3 million and $0.8 million for the year ended December 31, 2008 and 2007, respectively. The change was primarily attributable to our purchases of our common shares and 7% Senior Notes, based on our previously announced purchase program, during 2008.
Net cash provided by (used in) financing activities was $(0.8) million and $114.6 million for the years ended December 31, 2007, 2006, respectively. In 2007, cash payments for preferred distributions by our subsidiary, Primus Financial, and payments for the purchase of our common shares, were largely offset by the proceeds received from the exercise of warrants by XL Insurance (Bermuda) Ltd. In 2006, cash provided by financing was primarily the result of the net proceeds received from our 7% Senior Notes offering.

With our current capital resources and anticipated future credit swap premium receipts, interest and other income, we believe we have sufficient liquidity to pay our operating expenses, debt service obligations and preferred distributions over at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2008 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than						More than
	Total	1 year		1-3 years		3-5 years		5 years
Property leases	$8,493	$1,205		$2,409		$2,376		$2,503
7% Senior Notes	109,723	—		—		—		109,723
Interest on 7% Senior Notes (b)	214,971	7,681		15,361		15,361		176,568
Subordinated deferrable interest notes	200,000	—	(a)	—	(a)	—	(a)	200,000

Total	$533,187	$8,886		$17,770		$17,737		$488,794

(a)	Payments on the subordinated deferrable interest notes for the next five years cannot be determined, as the notes are auction rate obligations.

(b)	Net interest payments on the outstanding $109.7 million, 7% Senior Notes at December 31, 2008 will vary as a result of the interest rate swap agreement and our purchase program.
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
7% Senior Notes and Subordinated deferrable interest notes: For information on the terms of our debt, see Note 10 of our notes to consolidated financial statements.
We have no other material long-term contractual obligations.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS No. 157. For additional information and discussion, see note 7 of notes to the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Effective January 1, 2008, we adopted the provisions of SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements. For additional information and discussion, see note 7 of notes to the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. We will adopt SFAS No. 161 in the first quarter of 2009. We are currently evaluating the disclosure requirements that adoption of SFAS No. 161 will have on our consolidated financial statements. However, since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.
In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45. FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect our financial condition, results of operations or cash flows.
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have a material effect on our financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP will not affect our financial condition, results of operations or cash flows.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Asset, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment models in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retroactive application to a prior interim or annual period is not permitted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of December 31, 2008, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $49.2 million.
We face other market risks, which are likely to have a lesser impact upon our net income than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $250,000 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. Assuming a 25 basis point increase or decrease in three-month LIBOR, our interest expense would increase or decrease by $187,500 annually.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Primus Guaranty, Ltd.
We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Primus Guaranty, Ltd.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primus Guaranty, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 11, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Primus Guaranty, Ltd.
We have audited Primus Guaranty, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primus Guaranty, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Primus Guaranty, Ltd.’s internal control over financial reporting based on our audit.
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
In our opinion, Primus Guaranty, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Primus Guaranty, Ltd. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Primus Guaranty, Ltd. and our report dated March 11, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 11, 2009

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on that criteria.
Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which appears on the previous page.

/s/ Thomas W. Jasper	/s/ Richard Claiden

Thomas W. Jasper	Richard Claiden
Chief Executive Officer	Chief Financial Officer

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(in thousands except share amounts)

	December 31,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$280,912	$242,665
Available-for-sale investments	482,930	617,631
Trading account assets	3,940	—
Accrued interest receivable	3,704	7,684
Accrued premiums and receivables on credit and other swaps	2,764	4,187
Unrealized gain on credit and other swaps, at fair value	—	606
Fixed assets and software costs, net	3,308	5,036
Debt issuance costs, net	6,153	6,965
Other assets	10,520	3,872

Total assets	$794,231	$888,646

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,737	$2,182
Accrued compensation	1,768	5,957
Interest payable	535	831
Unrealized loss on credit and other swaps, at fair value	2,173,461	544,731
Accrued premiums and payables on credit and other swaps	—	1,770
Payable for credit events	3,186	—
Long-term debt	317,535	325,904
Restructuring liabilities	—	1,709
Other liabilities	444	503

Total liabilities	2,498,666	883,587

Preferred securities of subsidiary	98,521	98,521

Commitments and contingencies
Shareholders’ equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 40,781,538 and 45,035,593 shares issued and outstanding at December 31, 2008 and 2007	3,263	3,603
Additional paid-in capital	281,596	280,224
Accumulated other comprehensive income (loss)	908	(4,712)
Retained earnings (deficit)	(2,088,723)	(372,577)

Total shareholders’ equity (deficit)	(1,802,956)	(93,462)

Total liabilities, preferred securities of subsidiary and shareholders’ equity (deficit)	$794,231	$888,646

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(in thousands except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Revenues
Net credit swap revenue (loss)	$(1,688,872)	$(535,064)	$116,083
Premiums earned on financial guarantees	—	—	400
Asset management and advisory fees	4,052	3,481	1,263
Interest income	26,586	41,847	28,374
Gain on retirement of long-term debt	9,716	—	—
Impairment loss on available-for-sale investments	(11,896)	—	—
Other trading revenue (loss)	(402)	(2,689)	1,770
Foreign currency revaluation loss	(463)	(107)	(26)

Total net revenues (losses)	(1,661,279)	(492,532)	147,864

Expenses
Compensation and employee benefits	16,370	22,450	21,512
Professional and legal fees	4,331	4,948	5,147
Depreciation and amortization	1,329	1,748	2,517
Technology and data	3,790	4,620	2,427
Interest expense	17,032	20,729	10,849
Restructuring costs	—	3,022	—
Other	5,312	5,872	4,796

Total expenses	48,164	63,389	47,248
Distributions on preferred securities of subsidiary	6,642	7,568	5,683

Income (loss) before provision for income taxes	(1,716,085)	(563,489)	94,933
Provision for income taxes	61	52	42

Net income (loss) available to common shares	$(1,716,146)	$(563,541)	$94,891

Income (loss) per common share:
Basic	$(38.37)	$(12.58)	$2.19
Diluted	$(38.37)	$(12.58)	$2.13
Average common shares outstanding:
Basic	44,722	44,808	43,306
Diluted	44,722	44,808	44,472
See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Common shares
Balance at beginning of year	$3,603	$3,470	$3,454
Conversion of warrants to common shares	—	113	—
Shares purchased and retired	(359)	—	—
Shares vested under employee compensation plans	19	15	12
Issuance of common shares from exercise of options	—	5	4

Balance at end of year	3,263	3,603	3,470

Additional paid-in-capital
Balance at beginning of year	280,224	269,420	265,966
Conversion of warrants to common shares	—	7,834	—
Shares purchased and retired	(3,220)	(1,316)	(793)
Shares vested under employee compensation plans	4,592	3,733	3,642
Issuance of common shares from exercise of options	—	553	605

Balance at end of year	281,596	280,224	269,420

Warrants
Balance at beginning of year	—	612	612
Conversion of warrants to common shares	—	(612)	—

Balance at end of year	—	—	612

Accumulated other comprehensive income (loss)
Balance at beginning of year	(4,712)	(2,375)	(4,254)
Foreign currency translation adjustments	(447)	(18)	203
Change in unrealized holding gains (losses) on available-for-sale securities	6,067	(2,319)	1,676

Balance at end of year	908	(4,712)	(2,375)

Retained earnings (deficit)
Balance at beginning of year	(372,577)	190,964	96,073
Net income (loss)	(1,716,146)	(563,541)	94,891

Balance at end of year	(2,088,723)	(372,577)	190,964

Total shareholders’ equity (deficit) at end of year	$(1,802,956)	$(93,462)	$462,091

Comprehensive income (loss)
Net income (loss)	$(1,716,146)	$(563,541)	$94,891
Foreign currency translation adjustments	(447)	(18)	203
Change in unrealized gains (losses) on available-for-sale investments	6,067	(2,319)	1,676

Comprehensive income (loss)	$(1,710,526)	$(565,878)	$96,770

See accompanying notes.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,716,146)	$(563,541)	$94,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,329	1,748	2,517
Share compensation	4,611	3,748	3,654
Net unrealized (gain) loss on credit swap portfolio	1,629,336	614,524	(48,578)
Net amortization of premium and discount on securities	(2,240)	(8,245)	(4,243)
Gain on retirement of long-term debt	(9,716)	—	—
Impairment loss on available-for-sale investments	11,896	—	—
Restructuring costs	—	3,022	—
Loss on disposal of assets	1,101	—	25
Amortization of debt issuance costs	307	311	166
Distributions on preferred securities of subsidiary	6,642	7,568	5,683
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	3,980	(1,310)	(1,247)
Accrued premiums and interest receivable on credit and other swaps	1,423	(165)	(561)
Other assets	261	(1,205)	(447)
Trading account assets	(3,940)	14,537	(14,537)
Accounts payable and accrued expenses	(445)	(549)	(81)
Accrued compensation	(4,189)	(1,665)	3,967
Payable for credit events	3,186	—	—
Trading account liabilities	—	(1,002)	1,002
Interest payable	(296)	206	221
Accrued premiums and payables on credit swaps	(1,770)	1,726	—
Restructuring liabilities	(1,709)	(911)	—
Other liabilities	(59)	(97)	(273)

Net cash provided by (used in) operating activities	(76,438)	68,700	42,159

Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(702)	(2,805)	(3,059)
Cash receipts on CLO investments	3,399	981	—
Purchases of available-for-sale and other investments	(1,538,046)	(743,752)	(261,045)
Maturities and sales of available-for-sale investments	1,665,759	715,977	242,200

Net cash provided by (used in) investing activities	130,410	(29,599)	(21,904)

Cash flows from financing activities
Retirement of long-term debt	(5,057)	—	—
Purchase and retirement of common shares	(3,579)	(1,170)	(793)
Proceeds from employee exercise of share options	—	557	609
Proceeds from exercise of warrants	—	7,335	—
Proceeds from issuance of debt	—	—	125,000
Debt issuance costs	—	—	(4,518)
Net preferred distributions of subsidiary	(6,642)	(7,568)	(5,683)

Net cash provided by (used in) financing activities	(15,278)	(846)	114,615

Net effect of exchange rate changes on cash	(447)	(18)	203
Net increase (decrease) in cash	38,247	38,237	135,073
Cash and cash equivalents at beginning of year	242,665	204,428	69,355

Cash and cash equivalents at end of year	$280,912	$242,665	$204,428

Supplemental disclosures
Cash paid for interest	$16,897	$20,212	$10,461
Cash paid for taxes	46	53	90
See accompanying notes.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
1. Organization and Business
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its two principal operating subsidiaries, Primus Financial Products, LLC (“Primus Financial”) and Primus Asset Management, Inc. (“Primus Asset Management”).
Primus Financial, as a credit derivative product company (“CDPC”), was established to sell credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay to its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Primus Financial may then elect to sell or hold the security presented by the counterparty. Alternatively, Primus Financial has the ability to cash settle counterparty claims through industry sponsored cash settlement protocols. Credit swaps sold by Primus Financial on a single specified Reference Entity are referred to as “single name credit swaps.”
Primus Financial also sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation.
Primus Asset Management, a Delaware corporation, acts as an investment manager to affiliated companies and third-party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two collateralized loan obligations (“CLOs”). CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”) on behalf of third parties. CSOs issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of December 31, 2008, CLO and CSO assets under management were approximately $1.5 billion. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.
Primus Re, Ltd. (“Primus Re”), a subsidiary, is a Bermuda company that operates as a financial guaranty insurance company and is licensed as a Class 3 Insurer under the Bermuda Insurance Act of 1978. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re was inactive during the years ended December 31, 2008 and 2007, respectively. On December 31, 2006, the three-year financial guarantee insurance contracts written by Primus Re expired.
Primus Guaranty (UK), Ltd. (“PGUK”), a subsidiary, was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe. PGUK is authorized by the United Kingdom’s Financial Services Authority.
As of December 31, 2007, PRS Trading Strategies, LLC (“PRS Trading”) was inactive and on May 21, 2008 filed a certificate of cancellation. As of March 31, 2008, Harrier Credit Strategies Master Fund, LP (“Harrier”) ceased trading activities and closed all of its trading positions.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Primus Guaranty, Ltd. and its subsidiaries and are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Significant intercompany transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management’s estimates and assumptions are used mainly in estimating the fair value of credit swaps and the deferred tax asset valuation.
Cash and Cash Equivalents
Primus Guaranty defines cash equivalents as short-term, highly liquid securities and interest earning deposits with maturities at time of purchase of 90 days or less.
Investments
The Company accounts for its investments classified as debt securities and fixed maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”). The Company’s management determines the appropriate classification of securities at the time of purchase and are recorded in the consolidated statements of financial condition on the trade date.
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
The Company has certain debt securities that are classified as trading account assets. Trading account assets are carried at fair value, with unrealized gains or losses included in other trading revenue (loss) caption in the consolidated statements of operations. The Company does not have any investments classified as held-to-maturity.
Interest Income
The Company earned interest income on its cash and cash equivalents, available-for-sale securities, which include U.S. government agency obligations, the Company’s investment in CLOs and trading account assets, which included corporate and sovereign bonds.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Other trading revenue (loss)
Other trading revenue (loss) includes realized and unrealized gains or losses on trading account securities. During 2007 and 2006, other trading revenue (loss) comprised of the net trading gains or losses from PRS Trading/Harrier, which included the realized and unrealized gains or losses on total return swaps on loan transactions, corporate and sovereign bonds and the net interest earned on the total return swaps and from loans in the warehousing period.
Credit Swaps
Credit swaps are over-the-counter (“OTC”) derivative financial instruments and are recorded at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Obtaining the fair value (as such term is defined in SFAS No. 133) for such instruments requires the use of management’s judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gains or losses on credit and other swaps. The Company does not believe that its credit swaps fall outside the scope of the guidance of SFAS No. 133 paragraph 10d, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk. See note 7 of notes to consolidated financial statements for further discussion on fair value and valuation techniques.
Net credit swap revenue (loss) as presented in the consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps sold before their stated maturity, realized losses on credit events and premium income or expense. Premiums are recognized as income as they are earned over the life of the credit swap transaction.
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
Variable Interest Entities
The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46R, Consolidation of Variable Interest Entities (“FIN46R”). Under FIN46R, a variable interest entity (“VIE”) is defined as an entity that: (1) has an insufficient amount of equity investment to carry out its principal activities without additional subordinated financial support; (2) has a group of equity owners that are unable to make significant decisions about its activities; or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by the entity.
In accordance with FIN46R, the Company is required to consolidate the VIE if it is determined to be the primary beneficiary. The primary beneficiary of the VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. The Company may be involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities and derivative instruments that may be considered variable interests. Transactions associated with these entities include structured financing arrangements, including CLOs.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. When the primary beneficiary cannot be identified through a qualitative analysis, the Company performs a quantitative analysis, which computes and allocates expected losses or expected residual returns to variable interest holders. Under this method, the Company calculates its share of the VIEs expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on the contractual arrangements and the Company’s position in the VIE’s capital structure, under various probability-weighted scenarios. See note 8 of notes to consolidated financial statements for further discussion on the Company’s CLO transactions.
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
Internal Use Software Costs
In accordance with Statement of Position SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software costs. The Company amortizes capitalized internal use software costs using the straight-line method over the estimated useful lives of five years.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on estimated fair values.
Compensation expense is recognized based on the fair value of share options, performance shares, restricted shares and share units, as determined on the date of grant and is being expensed over the related vesting period. The fair value of the share options granted is determined using the Black-Scholes option-pricing model. Upon the adoption of SFAS No. 123(R), the Company continues to apply the Black-Scholes option-pricing model for determining the estimated fair value for share awards as it deems it to be the most appropriate model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Share compensation expense is included in compensation and employee benefits in the consolidated statements of operations. See note 17 of notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. For additional information and discussion, see note 7 of notes to consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements. For additional information and discussion, see note 7 of notes to consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.
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
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends EITF Issue No. 99-20, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment models in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retroactive application to a prior interim or annual period is not permitted.
3. Cash and Cash Equivalents
As of December 31, 2008 and 2007, the Company’s cash and cash equivalents included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, interest bearing bank deposits, commercial paper and money market funds. All outstanding obligations in this category mature within 90 days. Cash and cash equivalents were $280.9 million and $242.7 million at December 31, 2008 and 2007, respectively.
4. Available-for-Sale Investments
Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective rating agencies, commercial paper rated A-1 and P-1 by the respective rating agencies, corporate debt securities and the Company’s CLO investments. The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115 and EITF No. 99-20. Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss as a separate component of shareholders’ equity (deficit). Available-for-sale investments have maturities at time of purchase greater than 90 days.
The following tables summarize the composition of the Company’s available-for-sale investments at December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$458,909	$2,016	$(39)	$460,886
Collateralized loan obligations	791	—	—	791
Corporate debt securities	22,076	84	(912)	21,248
ABS	5	—	—	5

Total	$481,781	$2,100	$(951)	$482,930

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$607,663	$480	$(169)	$607,974
Collateralized loan obligations	14,880	—	(5,223)	9,657

Total	$622,543	$480	$(5,392)	$617,631

The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$24,968	$(39)	$—	$—	$24,968	$(39)
Corporate debt securities	17,364	(912)	—	—	17,364	(912)

Total	$42,332	$(951)	$—	$—	$42,332	$(951)

	December 31, 2007
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$127,139	$(59)	$104,600	$(110)	$231,739	$(169)
Collateralized loan obligations	5,302	(3,065)	4,355	(2,158)	9,657	(5,223)

Total	$132,441	$(3,124)	$108,955	$(2,268)	$241,396	$(5,392)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value; the Company’s intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If the Company, based on its evaluation of these factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations. During the end of the fourth quarter of 2008, the credit markets experienced significant deterioration and a higher level of risk relating to structured investment vehicles. As a result of the Company’s review of the underlying collateral of its CLO investments, the level of its subordination, the market’s perception of risk and estimated future cash flows, the Company determined that there was a permanent decline in fair value. Based on the Company’s evaluation during the end of the fourth quarter of 2008, the Company considered its CLO investments to be impaired at December 31, 2008. As a result, the Company recorded an impairment loss on its CLO investments of $11.9 million in the consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
As of December 31, 2008, approximately 99% of the Company’s available-for-sale investments will mature within one year. The U.S. government agency obligations mature before the end of November 2009. The two CLO investments are scheduled to mature in 2019 and 2021, respectively, although the actual maturity of each may be sooner.
5. Net Credit Swap Revenue (Loss) and Portfolio
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
Credit swaps are derivative transactions that obligate one party to the transaction (the “Seller”) to pay an amount to the other party to the transaction (the “Buyer”) should an unrelated third-party (the Reference Entity), specified in the contract be subject to a defined credit event. The amount to be paid by the Seller will either be (a) the notional amount of the transaction, in exchange for which the Seller must be delivered a defined obligation of the Reference Entity (called physical settlement), or (b) the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss).
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
The primary risks inherent in the Company’s activities are (a) where the Company is a Seller that Reference Entities specified in its credit swap transactions will experience credit events that will require the Company to make payments to the Buyers of the transactions. Defined credit events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a defined credit event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Defined credit events related to the Company’s CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation. See note 6 of notes to consolidated financial statements for further discussion of credit events.
The Company may elect to terminate a credit swap before its stated maturity in one of two ways. The Company may negotiate an agreed termination with the original counterparty (an unwind). Alternatively, the Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third-party (an assignment). In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
In accordance with GAAP, the Company carries its credit swaps on its consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue (loss) in the Company’s consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will reduce the Company’s net credit swap loss and the decline will add to the Company’s net credit swap loss for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are predominantly a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps and nonperformance risk adjustment. The Company has generally held the credit swaps it has sold to maturity, at which point, assuming no defined credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.
Primus Financial enters into ISDA Master Agreements with its counterparties and aggregates its respective transactions on a counterparty basis for presentation on the Company’s consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit and other swaps, at fair value in the consolidated statements of financial condition.
Primus Financial
Under the terms of Primus Financial’s operating guidelines, derivatives transactions can only include credit swaps.
Primus Financial primarily has been a Seller of credit swaps. As a general rule, when Primus Financial sold credit swaps, it intended to hold the transaction until maturity. However, there are two sets of circumstances in which Primus Financial could elect to terminate transactions prior to maturity, and Primus Financial monitors its portfolio on a continuing basis to assess whether those circumstances are present.
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
PRS Trading / Harrier
At December 31, 2007, PRS Trading was inactive. As of March 31, 2008, Harrier had closed its remaining credit swap positions.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information
The table below presents the components of consolidated net credit swap revenue (loss) for the year ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net premium income	$102,515	$84,771	$69,408
Net realized losses	(161,957)	(5,190)	(1,769)
Net change in unrealized gains (losses)	(1,629,430)	(614,645)	48,444

Net credit swap revenue (loss)	$(1,688,872)	$(535,064)	$116,083

Net realized losses in the table above are reduced by realized gains and include losses on terminated credit swap sold and losses on credit events.
The table below represents the consolidated gross notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at December 31, 2008 and 2007 (in thousands):

	December 31,	December 31,
	2008	2007
Gross Notional Amounts:
Credit swaps sold-single name	$17,477,946	$18,260,653
Credit swaps sold-tranche	5,000,000	4,700,000
CDS on ABS	67,654	80,000
Credit swaps purchased-single name	(11,740)	(25,410)
Fair value:
Asset	—	606
Liability	2,173,461	544,731
Average fair value:
Asset	495	33,217
Liability	1,321,799	165,087
“Asset” in the table above represents unrealized gains on credit swaps while “Liability” represents unrealized losses on credit swaps. The Liability at December 31, 2008 includes a favorable nonperformance risk adjustment of $1.3 billion, as discussed in note 7 of notes to consolidated financial statements. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial with each of its counterparties under an ISDA Master Agreement. In the table above, the notional amounts of the credit swap contracts are presented on a gross basis and the fair values of such contracts are netted by counterparty.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties (including transactions with Lehman Brothers Special Financing Inc., as discussed in note 6 Credit Events — Counterparty Default — Lehman Brothers Special Financing Inc. of notes to consolidated financial statements (“note 6”)), the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$525,812	$(19,442)	$828,504	$(3,953)
Aa	2,815,912	(83,984)	3,832,904	(91,863)
A	5,825,968	(162,262)	6,047,762	(36,544)
Baa	6,629,514	(321,765)	6,882,813	(22,162)
Ba	1,168,506	(128,516)	570,090	(17,235)
B	253,422	(30,355)	71,080	(2,390)
Caa	112,812	(47,423)	27,500	(2,791)
Ca	105,000	(48,506)	—	—
C	35,000	(3,189)	—	—
D	6,000	(782)	—	—

Total	$17,477,946	$(846,224)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$2,700,000	$(495,997)	$3,450,000	$(172,175)
Aa	1,350,000	(386,705)	950,000	(94,312)
A	200,000	(73,091)	300,000	(53,569)
Baa	600,000	(231,999)	—	—
B	150,000	(88,725)	—	—

Total	$5,000,000	$(1,276,517)	$4,700,000	$(320,056)

CDS on ABS (1):
A	$5,000	$(2,530)	$25,000	$(12,821)
Baa	15,000	(11,089)	35,000	(20,470)
Ba	5,000	(3,607)	15,000	(11,353)
B	—	—	5,000	(4,038)
C	42,654	(36,193)	—	—

Total	$67,654	$(53,419)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aa	$—	$—	$(8,160)	$403
A	(4,120)	536	(12,380)	335
Baa	(3,580)	474	(4,870)	813
Ba	(4,040)	1,689	—	—

Total	$(11,740)	$2,699	$(25,410)	$1,551

(1)	- See note 6 Credit Events — CDS on ABS of notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$2,411,228	$(94,793)	$3,625,845	$(34,091)
Aa	11,930,958	(573,250)	12,153,764	(118,109)
A	1,746,917	(100,189)	2,481,044	(24,738)
Non rated (2)	1,388,843	(77,992)	—	—

Total	$17,477,946	$(846,224)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
Aaa	$—	$—	$400,000	$(33,706)
Aa	4,550,000	(1,132,176)	3,850,000	(246,490)
A	450,000	(144,341)	450,000	(39,860)

Total	$5,000,000	$(1,276,517)	$4,700,000	$(320,056)

CDS on ABS (1):
Aaa	$—	$—	$15,000	$(10,241)
Aa	43,494	(32,519)	40,000	(21,969)
A	19,160	(17,093)	25,000	(16,472)
Non rated (2)	5,000	(3,807)	—	—

Total	$67,654	$(53,419)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
Aaa	$—	$—	$(5,000)	$383
Aa	(11,740)	2,699	(20,410)	1,168

Total	$(11,740)	$2,699	$(25,410)	$1,551

(1)	- See note 6 Credit Events — CDS on ABS of notes to consolidated financial statements for further discussion.

(2)	- See note 6 Credit Events — Counterparty Default — Lehman Brothers Special Financing Inc. for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$555,812	$(19,594)	$1,071,504	$(32,181)
AA	2,276,042	(78,128)	3,704,784	(56,437)
A	6,984,696	(200,543)	6,550,733	(42,398)
BBB	6,427,687	(336,933)	6,326,638	(20,200)
BB	722,933	(71,601)	478,820	(14,583)
B	289,246	(71,219)	128,174	(11,139)
CCC	180,530	(64,235)	—	—
C	35,000	(3,189)	—	—
D	6,000	(782)	—	—

Total	$17,477,946	$(846,224)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AAA	$3,600,000	$(738,361)	$3,800,000	$(212,582)
AA	450,000	(144,341)	700,000	(67,998)
A	100,000	(37,107)	100,000	(21,880)
BBB	500,000	(187,384)	100,000	(17,596)
BB	200,000	(80,599)	—	—
B	100,000	(60,460)	—	—
CCC	50,000	(28,265)	—	—

Total	$5,000,000	$(1,276,517)	$4,700,000	$(320,056)

CDS on ABS (1):
A	$—	$—	$50,000	$(29,921)
BBB	15,000	(10,828)	15,000	(7,242)
BB	10,000	(6,727)	15,000	(11,519)
B	10,000	(6,597)	—	—
CCC	10,000	(7,747)	—	—
CC	22,654	(21,520)	—	—

Total	$67,654	$(53,419)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$—	$—	$(8,160)	$403
A	(4,120)	536	(12,250)	765
BBB	(7,620)	2,163	(5,000)	383

Total	$(11,740)	$2,699	$(25,410)	$1,551

(1)	- See note 6 Credit Events — CDS on ABS of notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AAA	$—	$—	$5,000	$3
AA	7,620,037	(350,248)	14,367,841	(131,277)
A	8,469,066	(417,984)	3,887,812	(45,664)
Non rated (2)	1,388,843	(77,992)	—	—

Total	$17,477,946	$(846,224)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche:
AA	$2,850,000	$(640,545)	$4,250,000	$(280,196)
A	2,150,000	(635,972)	450,000	(39,860)

Total	$5,000,000	$(1,276,517)	$4,700,000	$(320,056)

CDS on ABS (1):
AA	$—	$—	$55,000	$(32,210)
A	62,654	(49,612)	25,000	(16,472)
Non rated (2)	5,000	(3,807)	—	—

Total	$67,654	$(53,419)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name:
AA	$—	$—	$(25,410)	$1,551
A	(11,740)	2,699	—	—

Total	$(11,740)	$2,699	$(25,410)	$1,551

(1)	- See note 6 Credit Events — CDS on ABS of notes to consolidated financial statements for further discussion.

(2)	- See note 6 Credit Events — Counterparty Default — Lehman Brothers Special Financing Inc. for further discussion.
Primus Financial’s counterparties are generally financial institutions with whom it has entered into ISDA Master Agreements. For the years ended December 31, 2008 and 2007, respectively, no individual counterparty generated greater than ten percent of the Company’s consolidated net premium revenue.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with Lehman Brothers Special Financing Inc., as discussed in note 6), as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008			December 31, 2007
	Notional	Fair		Notional	Fair
Country of Domicile	Amount	Value		Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$9,135,739	$(481,009)		$9,531,846	$(149,169)
Europe	7,456,207	(314,651)		7,837,807	(21,719)
Asia-Pacific	707,000	(38,839)		712,000	(4,791)
Others	179,000	(11,725)		179,000	(1,259)

Total	$17,477,946	$(846,224)		$18,260,653	$(176,938)

By Counterparty:
North America	$8,872,732	$(439,704)		$9,431,827	$(100,747)
Europe	8,463,214	(401,245)		8,686,826	(75,709)
Asia-Pacific	132,000	(5,203)		132,000	(534)
Others	10,000	(72)		10,000	52

Total	$17,477,946	$(846,224)		$18,260,653	$(176,938)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(143,205)		$—	$—
Europe	4,400,000	(1,133,312)		4,700,000	(320,056)

Total	$5,000,000	$(1,276,517)		$4,700,000	$(320,056)

CDS on ABS (1)
By Reference Entity:
North America	$67,654	$(53,419)		$80,000	$(48,682)

Total	$67,654	$(53,419)		$80,000	$(48,682)

By Counterparty:
North America	$38,494	$(27,695)		$45,000	$(24,418)
Europe	29,160	(25,724)		35,000	(24,264)

Total	$67,654	$(53,419)		$80,000	$(48,682)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(11,740)	$2,699		$(25,410)	$1,551

Total	$(11,740)	$2,699		$(25,410)	$1,551

By Counterparty:
Europe	$(11,740)	$2,699	$	$(25,410)	$1,551

Total	$(11,740)	$2,699		$(25,410)	$1,551

(1)	- See note 6 Credit Events — CDS on ABS of notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The table below shows the distribution of the credit swap portfolio (including transactions with Lehman Brothers Special Financing Inc., as discussed in note 6), by year of maturity as of December 31, 2008 and 2007 (in thousands). With respect to the CDS on ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name

Year of Maturity
2008	$—	$—	$1,180,401	$(302)
2009	2,628,795	(43,412)	2,723,618	(6,449)
2010	5,815,475	(231,783)	6,052,998	(56,037)
2011	2770,195	(187,662)	2,953,911	(53,905)
2012	5,106,916	(325,565)	5,309,725	(60,119)
2013	1,156,565	(57,802)	40,000	(126)

Total	$17,477,946	$(846,224)	$18,260,653	$(176,938)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$1,000,000	$(70,593)	$1,000,000	$(6,204)
2013	350,000	(167,083)	350,000	(58,715)
2014	3,650,000	(1,038,841)	3,350,000	(255,137)

Total	$5,000,000	$(1,276,517)	$4,700,000	$(320,056)

CDS on ABS (1)
Year of Maturity
2010	$10,000	$(6,597)	$10,000	$(4,632)
2011	5,000	(4,491)	10,000	(6,368)
2012	14,160	(10,742)	15,000	(9,322)
2013	15,000	(12,002)	15,000	(9,443)
2014	15,000	(11,554)	20,000	(12,438)
2016	8,494	(8,033)	10,000	(6,479)

Total	$67,654	$(53,419)	$80,000	$(48,682)

Credit Swaps Purchased-Single Name
Year of Maturity
2012	$—	$—	$(5,000)	$383
2014	(11,740)	2,699	(20,410)	1,168

Total	$(11,740)	$2,699	$(25,410)	$1,551

(1) - See note 6 Credit Events — CDS on ABS of notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
6. Credit Events
During the year ended December 31, 2008, Primus Financial recorded net realized losses of $157.9 million related to credit events on its single name credit swaps sold and CDS on ABS, as discussed below.
Credit Swaps Sold — Single Name
During the year ended December 31, 2008, credit events on five Reference Entities occurred in Primus Financial’s credit swap portfolio with a total notional amount of $345.6 million. As a result, the Company recorded realized losses of $145.7 million, net of recovery values, related to these credit events in the consolidated results of operations.
Primus Financial primarily settled these credit events by means of cash payments equivalent to the net realized losses on credit events in the table below. The cash settlement amounts were determined under the cash settlement protocol established for each Reference Entity. Primus Financial elected to take Kaupthing Bank hf securities in settlement of the credit event on that Reference Entity. The net realized loss on credit event for Kaupthing Bank hf represents the difference between the payment to the counterparty and the fair value of Kaupthing Bank securities received from the counterparty. The following table represents the notional amount and realized losses for credit events on the single name Referenced Entities, net of recovery values, during the year ended December 31, 2008.

		Net Realized
	Notional	Losses on
(in thousands)	Amount	Credit Events
Single Name Reference Entity
Federal National Mortgage Association (“Fannie Mae”)	$80,000	$1,758
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	110,000	3,000
Lehman Brothers Holdings Inc.	80,000	73,100
Washington Mutual, Inc.	10,130	6,562
Kaupthing Bank hf	65,513	61,296

Total	$345,643	$145,716

CDS on ABS
Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and downgrades to CCC/Caa2 (S&P /Moody’s) or below of the reference obligation.
Upon the occurrence of a defined credit event, a counterparty has the right to present the underlying ABS, in whole or part, to Primus Financial, in exchange for a cash payment by Primus Financial, up to the notional amount of the credit swap (“Physical Settlement”). If there is a principal write-down of the ABS, a counterparty may claim for cash compensation for the amount of the principal write-down, up to the notional value of the credit swap without presentation of the ABS.
During the year ended December 31, 2008, Primus Financial recorded realized losses of $12.2 million, net of bond recovery values, related to Physical Settlement with counterparties and principal write- down claims on its CDS on ABS portfolio. Primus Financial reduced its CDS on ABS portfolio by $12.3 million of total notional amounts for these positions.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Primus Financial will no longer receive swap premiums from the counterparties for the swaps, or the portions thereof, that were terminated as a result of the Physical Settlement or principal write-down claims. As the owner of the ABS, Primus Financial is entitled to receive payments of principal and interest thereon. At December 31, 2008, the fair value of the ABS delivered as a result of Physical Settlements by counterparties was not material.
At December 31, 2008, Primus Financial’s CDS on ABS portfolio was $67.7 million (in notional amount). The notional principal amount and the unrealized loss on the CDS on ABS, which had been downgraded to CCC (S&P), were $47.7 million and $40.0 million, respectively. Of these swaps, $5.0 million (in notional amount) was written with LBSF, a defaulting counterparty, which is no longer paying premiums. Primus Financial continues to earn and collect premiums on the remaining $42.7 million (in notional amount) CDS on ABS which had been downgraded to CCC (S&P).
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial has entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial will continue to carry these credit swaps at their fair value. LBSF was obligated to pay approximately $4.1 million in premiums on its credit swap transactions during the third and fourth quarter of 2008, but failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $4.1 million on the credit swaps with LBSF during the third and fourth quarter of 2008. The amount due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at December 31, 2008.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
7. Financial Instruments and Fair Value Disclosures
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
U.S. government agency obligations, commercial paper, corporate debt securities and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the consolidated statements of financial condition.
•	Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity.
Primus Financial’s fair value of its credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name, tranches and CDS on ABS. The single name credit swap portfolio classification in Level 3 is primarily the result of the estimation of nonperformance risk. In addition, CLO investments and ABS are categorized within Level 3.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Valuation Techniques — Credit Swaps
Primus Financial’s fair value of its portfolio of single name, tranche and CDS on ABS credit swaps, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.
•	Current market data, including credit swap premium levels pertinent to each Reference Entity, estimated recovery rates on Reference Entities, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.
•	Valuation models, which are used to derive a fair value of credit swaps. The valuation models have been internally developed but are benchmarked against market-standard models.
•	Consideration of the credit risk of Primus Financial’s counterparties, as well as its own nonperformance risk. SFAS No. 157 requires that nonperformance risk be considered when determining the fair value of Primus Financial’s credit swaps.
•	Fair value estimates of credit swaps from third-party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps Primus Financial has transacted and the comparable current market premium. The valuation process the Company uses to obtain fair value is described below:
•	For single-name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The inputs to the valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities, estimated recovery rates on each Reference Entities, current interest rates and foreign exchange rates. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and computes average credit swap premium quotes on specific Reference Entities. The Company adjusts the independent mid-market credit swap premium quotes to derive exit price valuations.
•	For tranche credit swaps, Primus Financial calculates a mid-market valuation for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, estimated recovery rates on the Reference Entities within the tranche, current interest rates market and correlation levels derived from credit swap indices. . Primus Financial adjusts the mid-market valuations obtained from the model to estimated exit price valuations, using mid-market to exit price quotes obtained from tranche counterparties.
•	For CDS on ABS, Primus Financial obtains expected cash flows on the underlying securities from an independent valuation service and quotes from Primus Financial’s counterparties. Primus Financial uses the cash flow data as input to an ABS valuation model to obtain mid-market valuations. Primus Financial adjusts the mid-market valuations to obtain exit price valuations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Valuation Techniques — Other Financial Instruments
The Company uses the following valuation techniques to determine the fair value of its other financial instruments:
•	For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.
•	For U.S. government agency obligations, commercial paper and corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third-party quotes.
•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to a third-party quote.
•	For the ABS, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, utilizing default, prepayment, recovery and interest rate assumptions.
•	For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using estimates of key portfolio assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuations are benchmarked to third-party quotes.
Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.
As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. The consideration of nonperformance risk resulted in an adjustment of $1.3 billion during the year ended December 31, 2008, respectively, which reduced the fair value of the Company’s credit swap liabilities in the consolidated statements of financial condition and reduced net credit swap loss in the consolidated statements of operations for each respective period.
Nonperformance Risk Adjustment
As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Upon adoption of SFAS No. 157 in the first quarter of 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of Primus Financial’s credit swap portfolio. The developing industry standard for calculating this adjustment is to incorporate the entity’s own credit spread into the computation of the mark-to-market. Primus derives an estimate of Primus Financial’s credit spread because it does not have an actively quoted credit spread. This estimated credit spread was obtained by reference to similar other entities that have quoted spreads. The majority of the comparative entities are engaged in the financial insurance business. The consideration of Primus Financial’s nonperformance risk resulted in an adjustment of $1.3 billion during the year ended December 31, 2008, which reduced the fair value of Primus Financial’s credit swap liabilities in the consolidated statements of financial condition and reduced net credit swap loss in the consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$243,909	$37,003	$—	$280,912
Available-for-sale investments	—	482,134	796	482,930
Trading account assets		—	3,940	3,940
Other assets	—	7,813	—	7,813

Total Assets	$243,909	$526,950	$4,736	$775,595

Liabilities
Unrealized loss on credit swaps	$—	$—	$2,173,461	$2,173,461

Total Liabilities	$—	$—	$2,173,461	$2,173,461

The following table provides a reconciliation for the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

	Year Ended
	December 31, 2008
	Available-for-
	Sale	Unrealized Loss on
	Investments	Credit Swaps

Balance, beginning of period	$9,657	$(368,739)
Realized (losses)	(11,884)	(12,215)
Unrealized gains (losses)	2,411	(948,981)
Purchases, sales, issuances and settlements	4,552	—
Transfers in and/or out of Level 3, net	—	(843,526)

Balance, end of period	$4,736	$(2,173,461)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in net credit swap revenue (loss) in the consolidated statements of operations. The above reconciliation does not include credit swap premiums collected during the period. Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in accumulated other comprehensive income (loss), which is a component of shareholders’ equity (deficit) on the consolidated statements of financial condition.
Transfers into Level 3 reflect December 31, 2008 fair values and relate to the Company’s single name credit swaps, which have been transferred primarily as a result of the unobservability of the estimation of nonperformance risk. The net realized losses on these single name credit swaps was $152.6 million and the unrealized losses on single name credit swaps was $670.2 million for the year ended December 31, 2008, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
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
8. CLO Transactions
There were no new Primus Asset Management investment management or advisory assignments during 2008.
Accounting for CLO Transactions
Each time the Company is engaged to manage or invest in a CLO transaction, the Company performs an analysis to determine whether it is the primary beneficiary and accordingly, would be required to consolidate, the special purpose entity (“SPE”), in its consolidated financial statements. During 2008 and 2007, the Company determined, pursuant to Financial Accounting Standards Board or FASB, Interpretation No. 46 (R), Consolidation of Variable Interest Entities, that it is not the primary beneficiary of Primus CLO I, Ltd. and Primus CLO II, Ltd. and accordingly, the SPEs will not be consolidated in the Company’s consolidated financial statements.
The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115 and EITF 99-20, as amended by FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.
The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value; its intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If, based on the Company’s evaluation of these factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations. During the end of the fourth quarter of 2008, the credit markets experienced significant deterioration and a higher level of risk relating to structured investment vehicles. As a result of the Company’s review of the underlying collateral of its CLO investments, the level of subordination, the market’s perception of risk and estimated future cash flows in the CLOs, the Company determined that there was a permanent decline in fair value. Based on its evaluation during the end of the fourth quarter of 2008, the Company considered its CLO investments to be impaired at December 31, 2008. As a result, the Company recorded an impairment loss on its CLO investments of $11.9 million in the consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Primus Asset Management currently manages two CLO transactions, which are discussed below.
Primus CLO I, Ltd.
On December 19, 2006, the offering of Primus CLO I, Ltd. (“CLO I”), a special purpose entity, or SPE, closed. Upon closing, Primus Asset Management added approximately $400 million to its assets under management and is acting as collateral manager of CLO I. Under the terms of the collateral management agreement for CLO I, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. The Company invested $6.5 million for a 25% interest in the Subordinated Notes of CLO I. The Company’s ultimate exposure to loss on its investment in CLO I is limited to its original investment of the $6.5 million. The Company has no contractual obligation to fund or provide other support to CLO I. During 2008 and 2007, the Company received cash returns of approximately $1.5 million and $1.0 million, respectively, on its investment in CLO I. At December 31, 2008 and 2007, the fair value of the investment in CLO I was $56 thousand and $4.4 million, respectively.
Primus CLO II, Ltd.
On July 10, 2007, the offering of Primus CLO II, Ltd. (“CLO II”), a SPE, closed and Primus Asset Management added approximately $400 million to its existing assets under management. Under the terms of the collateral management agreement for CLO II, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and monitoring the underlying collateral, subject to the terms of the agreement. The Company invested $7.9 million for a 25% interest in the Subordinated Notes of CLO II. The Company’s ultimate exposure to loss in CLO II is limited to its original investment of $7.9 million. The Company has no contractual obligation to fund or provide other support to CLO II. During 2008, the Company received cash returns of approximately $1.8 million on its investment in CLO II. At December 31, 2008 and 2007, the fair value of the investment in CLO II was $0.7 million and $5.3 million, respectively.
9. Fixed Assets and Internal Use Software Costs
Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of three to five years, and leasehold improvements which are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. At December 31, 2008 and 2007, fixed assets and internal use software costs consist of the following (in thousands):

	December 31,
	2008	2007

Asset category
Furniture and fixtures	$1,173	$1,317
Computers	998	1,059
Office and telephone equipment	167	393
Leasehold improvements	2,043	2,717
Internal use software costs	15,068	15,024

	19,449	20,510
Less accumulated depreciation and amortization	16,141	15,474

Total fixed assets and internal use software costs	$3,308	$5,036

The Company recorded depreciation and amortization expense of approximately $1.3 million, $1.7 million and $2.5 million for the year ended December 31, 2008, 2007 and 2006, respectively. During the fourth quarter of 2008, based on the Company’s review of its operating processes and technology contracts, the Company recorded losses for the write-down of fixed assets and software costs of $1.1 million in the consolidated statements of operations and is included in the other expense caption. During the fourth quarter of 2007, as a result of Harrier’s restructuring, the Company wrote-off $1.5 million of software costs.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
10. Long-Term Debt
7% Senior Notes
On October 8, 2008, the Company’s board of directors authorized in aggregate up to $25.0 million for the purchase of its 7% Senior Notes and or common shares. During the fourth quarter of 2008, the Company purchased and retired $15.3 million in face value of its $125 million, 7% senior notes, which mature in December 2036 (“the 7% Senior Notes”), at a cost of approximately $5.1 million. As a result, the Company recorded a gain on the retirement of long-term debt of $9.7 million.
On December 27, 2006, Primus Guaranty, Ltd. completed an offering of the 7% Senior Notes. The 7% Senior Notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The 7% Senior Notes are also subordinated to all liabilities of Primus Guaranty’s subsidiaries. The 7% Senior Notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the 7% Senior Notes is payable quarterly. In connection with the issuance of the 7% Senior Notes, the Company incurred approximately $4.5 million in capitalized debt issuance costs, which are amortized over the life of the debt. In connection with the purchases of the 7% Senior Notes in 2008 as described above, the Company recorded a charge of approximately $500 thousand for the allocated portion of the remaining debt issue costs. At December 31, 2008, the 7% Senior Notes were rated CCC/Ba3 with a negative outlook by S&P and Moody’s, respectively.
$125 million Subordinated Deferrable Interest Notes
On December 19, 2005, Primus Financial issued in aggregate $125 million of subordinated deferrable interest notes, consisting of $75 million of Series A notes and $50 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims and the notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the Series A notes and the Series B notes set every 28 days through a monthly auction process. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $2.0 million in debt issuance costs, which are amortized over the life of the debt. At December 31, 2008, these deferrable interest notes were rated BBB/A2 negative watch by S&P and Moody’s respectively.
$75 million Subordinated Deferrable Interest Notes
On July 23, 2004, Primus Financial issued $75 million of subordinated deferrable interest notes that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes set every 28 days through a monthly auction process. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $1.1 million in debt issuance costs, which are amortized over the life of the debt. At December 31, 2008, these deferrable interest notes were rated A-/A1 negative watch by S&P and Moody’s respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
In addition, the turmoil in the debt capital markets for auction rate securities continued throughout 2008. As a result, Primus Financial’s perpetual preferred securities and deferrable interest notes continue to be set at the maximum spread rates over London Interbank Offered Rate (“LIBOR”), at the current rating levels.
The Company recorded interest expense related to the above debt of approximately $17.0 million, $20.7 million and $10.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the carrying value of the subordinated deferrable interest notes approximates fair value. At December 31, 2008 and 2007, the fair value of the 7% Senior Notes was approximately $30.7 million and $76.3 million, respectively.
11. Income taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.
As of December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the consolidated statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the years ended December 31, 2008, 2007 and 2006. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.
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
Prior to its cancellation filing on May 21, 2008, PRS Trading was a limited liability company organized under Delaware law, with all of its interests being held by Primus Guaranty, a non-U.S. corporation. PRS Trading was treated as a disregarded entity for U.S. tax purposes, and the results of its operations were treated as the operations of a branch of its foreign parent corporation, Primus Guaranty. As a disregarded entity, PRS Trading was not itself subject to U.S. net income taxation. In addition, because PRS Trading activities in the United States were confined to holding investments in debt instruments and credit swaps for its own account, management believes that PRS Trading’s activities fall within the provisions of Internal Revenue Code (“IRC”) Section 864(b) and therefore does not believe that Primus Guaranty, a non-U.S. corporation, should be subject to taxation in the United States on a net income basis as a result of its former interest in PRS Trading. Accordingly, PRS Trading, and thus Primus Guaranty, did not provide for any income taxes in its financial statements for this period.
If the activities of PRS Trading, and thus Primus Guaranty, were found to fall outside the provisions of IRC Section 864(b), and PRS Trading, and thus Primus Guaranty, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Guaranty. However, PRS Trading incurred a net cumulative loss during its existence and therefore would not be subject to any income tax.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Harrier was a limited partnership organized under Cayman Islands law, with all of its interests ultimately being held by Primus Guaranty, a non-U.S. corporation. As of March 31, 2008, Harrier ceased trading activities and closed all of its trading positions. Harrier is treated as a disregarded entity for U.S. tax purposes, and the results of its operations are treated as the operations of a branch of its foreign parent corporation, Primus Guaranty. Because Harrier’s activities in the United States were confined to holding investments in debt instruments and credit swaps for its own account, management believes that Harrier’s activities fall within the provisions of IRC Section 864(b) and therefore does not believe that Primus Guaranty, a non-U.S. corporation, should be subject to taxation in the U.S. on a net income basis as a result of its interest in Harrier. Accordingly, Harrier, and thus Primus Guaranty, did not provide for any income taxes in its financial statements for this period.
If the activities of Harrier, and thus Primus Guaranty, were found to fall outside the provisions of IRC Section 864(b), and Harrier, and thus Primus Guaranty, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Guaranty and, therefore, to estimate the resulting income tax expense. However, Harrier incurred a net cumulative loss during its existence and therefore would not be subject to any income tax.
Primus (Bermuda), Ltd. (“Primus Bermuda”) is a Bermuda company. Primus Bermuda believes that it is not involved in the active conduct of a trade or business in the United States. For U.S. tax purposes, Primus Bermuda will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Bermuda has not provided for any federal or state and local income taxes in its separate financial statements.
Primus Financial is a limited liability company organized under Delaware law, with the controlling interest being held by Primus Group Holdings, LLC (“Primus Group Holdings”), a limited liability company organized under Delaware law and a disregarded entity for U.S. tax purposes. All of the interests in Primus Group Holdings are held by Primus Bermuda, a non-U.S. corporation. Primus Financial is treated as a partnership for U.S. tax purposes. As a result, all of Primus Financial’s items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. In addition, because Primus Financial’s activities in the United States are confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of IRC Section 864(b). Based on the application of the provisions of IRC Section 864(b) and the investment nature of its operations, Primus Financial believes that Primus Bermuda, a non U.S. corporation, will not be subject to U.S. net income taxes with respect to its indirect interest in Primus Financial. Accordingly, Primus Financial, and thus Primus Bermuda, did not provide for any income taxes in its financial statements for this period.
If the activities of Primus Financial, and thus Primus Bermuda, were found to fall outside the provisions of IRC Section 864(b), and Primus Financial, and thus Primus Bermuda, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Bermuda and, therefore, to estimate the resulting income tax expense. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City corporate income tax rate of 46%, on its GAAP income, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $(784) million for 2008, $(248) million for 2007, and $49.2 million for 2006. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions could subject Primus Bermuda to an additional U.S. federal branch profits tax.
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The significant components of the consolidated provision for income taxes for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State/City	50	52	42
Foreign	11	—	—

Total current	61	52	42

Deferred:
Federal	—	—	—
State/City	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$61	$52	$42

The Company’s effective tax rate differs from Bermuda’s applicable tax rate of zero percent mainly as a result of the taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax at a rate of 35%, as well as U.S. state and local taxes. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax.
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2008, 2007, and 2006, is provided below (in thousands):

	2008	2007	2006
U.S. federal income tax provision on Primus Asset Management’s taxable income	$—	$—	$—
U.S. state and local tax provision	50	52	42
Foreign tax provision	11	—	—

Total income tax provision	$61	$52	$42

The Company has a net U.S. deferred tax asset of $9.8 million, $8.4 million and $9.5 million as of December 31, 2008, 2007 and 2006, respectively. The net deferred tax asset is primarily comprised of Primus Asset Management’s net operating losses incurred during 2002 through 2008 and share compensation expense. Net operating losses will begin to expire in the year 2022 if not utilized.
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The components of the net deferred tax asset at December 31, 2008, 2007 and 2006, are as follows (in thousands):

	December 31,
	2008	2007	2006
Deferred tax assets
Capitalized and pre-operating formation costs	$—	$—	$631
Share compensation	4,115	3,057	3,478
Net operating losses	5,543	5,330	5,317
Depreciation	156	—	—
Other	16	382	475

Gross deferred tax asset	9,830	8,769	9,901

Deferred tax liability
Other	—	—	—
Depreciation	—	(348)	(447)

Gross deferred tax liability	—	(348)	(447)

Net deferred tax asset	9,830	8,421	9,454

Valuation allowance	(9,830)	(8,421)	(9,454)

Net deferred tax asset after valuation allowance	$—	$—	$—

The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands):

	December 31,
	2008	2007	2006

Balance at beginning of period	$8,421	$9,454	$4,763

Capitalized and pre-operating costs	—	(631)	(69)

Share compensation	1,058	(421)	1,995

Tax depreciation / other	138	6	793

Net operating loss	213	13	1,972

Balance at end of period	$9,830	$8,421	$9,454

12. Preferred securities of Subsidiary
On December 19, 2002, Primus Financial issued $110 million of perpetual Floating Rate Cumulative preferred securities (“perpetual preferred securities”) in two series, Series I and Series II, to a trust. The securities are held by Deutsche Bank Trust Company Americas, as custodian and auction agent. Pursuant to Statement of Position (SOP) 98-5 Reporting on the Costs of Start-Up Activities, specific incremental costs directly attributable to the offering of the perpetual preferred securities have been charged against these gross proceeds.
In conjunction with the receipt of the perpetual preferred securities, the trust issued $100 million of Money Market (Perpetual preferred securities) Custodial Receipts (“MMP”) in two series, Series A and Series B, with a liquidation preference of $1,000 per share, to various institutional investors in a private placement. The trust also issued $10 million of Variable Inverse (Perpetual Preferred Securities) Custodial Receipts (“VIP”), which were retained by Primus Financial.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
In 2003, the Company adopted FIN 46R and deconsolidated the trust effective December 19, 2002. The perpetual preferred securities referred to in the financial statements are Primus Financial’s perpetual preferred securities, which are shown net of the $10 million of VIP issued by the trust that are held by Primus Financial.
Distributions to the Trust on the perpetual preferred securities are adjusted through the VIP to equal the distributions required on the MMP. The Series A MMP and B MMP pay distributions every 28 days based upon an auction rate set on the prior business day. After December 19, 2012, the Company may redeem the perpetual preferred securities, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends. At December 31, 2008, these perpetual preferred securities are rated BB+/A3 by S&P and Moody’s respectively.
Distributions on perpetual preferred securities of our subsidiary were $6.6 million, $7.6 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are recorded in the consolidated statements of operations.
The turmoil in the debt capital markets that began in August 2007 continued during 2008. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates have increased to the maximum rates specified in the respective security agreements.
13. Shareholders’ Equity
During the fourth quarter of 2008, the Company purchased and retired approximately 4.5 million of its common shares at an approximate cost of $3.4 million pursuant to its previously announced purchase program.
14. Earnings per share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006

Net earnings (loss) available to common shareholders	$(1,716,146)	$(563,541)	$94,891
Weighted-average basic shares outstanding	44,722	44,808	43,306
Effect of dilutive instruments:
Employee options	—	—	53
Restricted share units	—	—	322
Warrants	—	—	791

Dilutive potential shares	—	—	1,166
Weighted average diluted shares outstanding	44,722	44,808	44,472
Basic EPS	$(38.37)	$(12.58)	$2.19
Diluted EPS	$(38.37)	$(12.58)	$2.13

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006, approximately 2.7 million, 1.8 million and 498 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
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
The leases are categorized as operating leases and future payments as of December 31, 2008 under the leases are as follows (in thousands):

2009	$1,205
2010	1,205
2011	1,204
2012	1,222
2013	1,154
2014 and thereafter	2,503

Total	$8,493

Pursuant to the terms of the original lease, dated July 25, 2002, Primus Financial was not required to make any rent payments until March 2003. Primus Financial recognizes rent expense from the lease commencement date based on a straight-line amortization of the total lease obligation. Primus Financial has recorded a deferred rent payable, which is included in other liabilities in the consolidated statements of financial condition, which represents the amortized cost that will be payable in the future. Rent expense was approximately $1.5 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.
Primus Financial has an outstanding letter of credit as of December 31, 2008 for $695 thousand related to its office lease.
Statutory Requirements
Primus Re is an insurance company subject to Bermuda insurance regulations. Primus Re’s ability to pay dividends and make capital distributions is subject to restrictions based principally on the amount of Primus Re’s net premiums written and net loss reserves, subject to an overall minimum statutory capital and surplus of $1.0 million. In addition, Primus Re is required to maintain a minimum statutory liquidity ratio. At December 31, 2008, Primus Re’s statutory capital and surplus was $1.15 million and the minimum amount required to be maintained was $1.0 million. At December 31, 2007, Primus Re’s statutory capital and surplus was $1.17 million and the minimum amount required to be maintained was $1.0 million.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
16. Restructuring — Harrier Discontinuance
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
17. Employee Share-Based Compensation Plans
Primus Guaranty has established incentive compensation plans for the benefit of its employees. Share-based compensation expense is included in compensation and employee benefits in the consolidated statements of operations.
Incentive Compensation Plans
The Incentive Compensation Plan (the “Incentive Plan”) was adopted in 2008 and supersedes the Share Incentive Plan created in 2002, the 2004 Share Incentive Plan and the Bonus Plan created in 2002. The Incentive Plan provides for the award of cash-based incentives, as well as share options, performance shares and share units on common shares of Primus Guaranty not to exceed 15,849,213 (which includes awards outside of the Incentive Plan, as well as under the Incentive Plan that are subsequently forfeited, cancelled, terminated or reacquired by the Company). The board of directors delegated to the Compensation Committee decisions regarding the terms and condition of such awards, including the apportionment between types of awards, the employees to whom such awards are to be granted and any performance factors required to earn such awards.
In 2007, the board of directors established the Primus Guaranty, Ltd., Share Unit Deferral Plan (“Deferral Plan”), to be effective December 31, 2007. The Deferral Plan permits selected participants in the Incentive Plan to defer distributions associated with their vested share units until the participant separates from service with the Company.
Share Options
Share options can be awarded to selected employees with individual awards determined by the Chief Executive Officer of the Company, subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. The options become exercisable ratably over a four-year period on the anniversary date of each award, subject to certain terms including the continued employment of each recipient. The share options expire in seven or ten years from the date of grant and do not qualify for incentive share option treatment under the U.S. Economic Recovery Tax Act of 1981 (ISO Treatment).
During 2008, 2007 and 2006, the Company granted zero, 847,607 and 422,122 options, respectively, to employees pursuant to the Incentive Plan, with a weighted average exercise price of $11.70 and $12.46 for 2007 and 2006, respectively. The fair value of the options is expensed ratably over the vesting period. For the years ended December 31, 2008, 2007 and 2006, share-based compensation expense was $1.1 million, $1.1 million and $0.6 million, respectively, relating to these grants.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the periods indicated. N/A is designated as not applicable, since Company did not grant share options during 2008.

	Years Ended December 31,
	2008	2007	2006
Risk free interest rate	N/A	5.32%	5.16%
Volatility	N/A	32.8%	33.8%
Expected dividend yield	N/A	0.00%	0.00%
Expected option life	N/A	7 years	7 years
Weighted average fair value of options	N/A	$3.73	$4.02
The following table is a summary of the information concerning outstanding and exercisable share options for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,311,624	$11.61	858,158	$11.18	710,860	$10.43
Granted	—	—	847,607	$11.70	422,122	$12.46
Exercised	—	—	(67,968)	$8.20	(56,641)	$8.73
Forfeited	86,075	$11.88	(326,173)	$11.41	(218,183)	$11.84

Outstanding at end of year	1,225,549	$11.59	1,311,624	$11.61	858,158	$11.18
Exercisable at end of year	621,451	$11.32	332,438	$10.85	275,623	$9.92

The following table summarizes the status of the Company’s share options as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Average	Weighted			Weighted
	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
Range of Exercise	of	Contractual	Exercise	Intrinsic	of	Exercise	Intrinsic
Prices	Shares	Life (Years)	Price	Value	Shares	Price	Value

$6.94	65,625	4.1	$6.94	—	65,625	$6.94	—
$6.95 – $9.76	113,125	5.1	$9.76	—	113,125	$9.76	—

$9.77 – $13.50	1,046,799	4.5	$12.08	—	442,701	$12.36	—

Total	1,225,549			—	621,451		—

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Performance Shares
During 2006 and 2005, the Company granted 110,250 and 146,537 performance award shares, respectively, to employees. The performance factors are (i) the return on economic equity and (ii) the compound annual growth rate of the economic results over a specified three-year period. The performance shares vest only at the end of the three-year performance period. The performance shares granted in 2005 had a zero share payout distribution during 2008. As of December 31, 2008, the performance shares granted during 2006 had a zero share payout distribution. Accordingly, expenses were adjusted to reflect the actual or projected award during the vesting period based upon the aggregate performance of the Company as measured by the performance factors. For the years ended December 31, 2008, 2007 and 2006, share-based compensation (benefit) expense was $(0.3) million, $(0.5) million, and $0.7 million, respectively, relating to these grants.
Share Units
Share units are awarded to employees based upon the value of the common shares on the date the award is authorized and vest ratably over a three-year period on the anniversary dates of each award, with vesting subject to certain terms including the continued employment of the award recipient. During 2008, 2007 and 2006, the Company granted 1,511,596; 422,487; and 392,291 share units, respectively, to employees pursuant to the Incentive Plan (and its predecessors), with a weighted average grant date fair value per share of $3.85, $11.52, and $12.49, respectively. The value of the share units is expensed ratably over the vesting period. For the years ended December 31, 2008, 2007 and 2006, share-based compensation expense was $3.8 million, $3.1 million, and $2.3 million, respectively.
Unvested share units and performance share awards as of and for the year ended December 31, 2008 were as follows:

		Weighted
	Number	Average
	of	Grant date
	Shares	Fair Value
Unvested at December 31, 2007	552,608	$12.25
Granted	1,511,596	$3.85
Vested	(272,056)	$10.99
Forfeited	(180,796)	$8.33

Unvested at December 31, 2008	1,611,352	$5.03
At December 31, 2008, total unrecognized share-based compensation expense related to unvested share awards was approximately $6.2 million. This share-based compensation expense is expected to be recognized over a weighted average period of 1.5 years.
18. Dividend Restrictions
Primus Financial’s operating guidelines restrict the payment of dividends to once per year. The payment of dividends by Primus Financial is contingent upon a dividend payment not resulting in a capital shortfall under its operating guidelines and the dividend not exceeding 100% (amended from 25% during 2006) of Primus Financial’s net income (excluding mark-to-market unrealized gains or losses on credit swaps). Under the terms of its perpetual preferred securities, Primus Financial is restricted from paying dividends unless all of the cumulative distributions on the perpetual preferred securities have been previously made or set aside. The Company’s insurance subsidiary, Primus Re, is also subject to significant regulatory restrictions limiting its ability to declare and pay dividends.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
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
19. Interest Rate Swap Agreement
In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. The interest rate swap is designated as a fair value hedge on the fixed 7% Senior Notes in accordance with SFAS No. 133. At December 31, 2008, the fair value of the interest rate swap is $7.8 million. This amount is included in other assets and the offsetting adjustment to the carrying value of the debt is included in long term debt in the accompanying consolidated statements of financial condition. Payments or receipts on the interest rate swap are recorded in interest expense in the consolidated statements of operations.
20. Quarterly Operating Results (unaudited)

	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter
2008:
Total net revenues (losses)	$(653,356)	$278,297	$(380,515)	$(905,705)
Operating income (loss)	(670,029)	262,603	(390,207)	(918,452)
Net income (loss)	(670,078)	262,603	(390,219)	(918,452)
Basic earnings (loss) per share	$(14.85)	$5.81	$(8.63)	$(21.20)
Diluted earnings (loss) per share	$(14.85)	$5.78	$(8.63)	$(21.20)

	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter
2007:
Total net revenues (losses)	$7,071	$(4,409)	$(112,031)	$(383,163)
Operating loss	(9,662)	(21,520)	(128,435)	(403,872)
Net loss	(9,718)	(21,516)	(128,435)	(403,872)
Basic earnings (loss) per share	$(0.22)	$(0.48)	$(2.85)	$(8.97)
Diluted earnings (loss) per share	$(0.22)	$(0.48)	$(2.85)	$(8.97)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
21. Primus Guaranty, Ltd. — Standalone Financial Statements
Primus Guaranty, Ltd.
Statements of Financial Condition

	December 31,
(in thousands)	2008	2007
Assets
Cash and cash equivalents	$42,909	$70,455
Available-for-sale investments	21,248	—
Accrued interest receivable	396	—
Prepaid expenses	1,518	437
Intercompany receivable	558	2,942
Intercompany loans	11,742	13,931
Debt issuance costs, net	3,587	4,235
Other assets	7,813	904

Total assets	89,771	$92,904

Liabilities and shareholders’ equity
Accounts payable	$391	$314
Interest payable	54	109
Long-term debt	117,535	125,904
Intercompany payable	5	2,175
Losses of subsidiaries in excess of investments	1,774,742	57,864

Total liabilities	1,892,727	186,366

Common shares	3,263	3,603
Additional paid-in-capital	281,596	280,224
Accumulated other comprehensive income (loss)	908	(4,712)
Retained earnings (deficit)	(2,088,723)	(372,577)

Total shareholders’ equity (deficit)	(1,802,956)	(93,462)

Total liabilities and shareholders’ equity	89,771	$92,904

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Primus Guaranty, Ltd.
Statements of Operations

	Years Ended December 31,
(in thousands)	2008	2007	2006
Revenues
Interest income	$2,285	$5,157	$252
Intercompany interest income	1,014	—	—
Gain on retirement of long-term debt	9,716	—	—

Total revenues	13,015	5,157	252

Expenses
Intercompany expenses *	4,761	7,687	5,911
Share compensation	371	367	270
Interest expense	6,874	8,458	99
Professional and legal fees	1,288	809	92
Other	705	374	2

Total expenses	13,999	17,695	6,374

Loss before equity in earnings (loss) of subsidiaries	(984)	(12,538)	(6,122)
Equity in earnings (loss) of subsidiaries, net of tax	(1,715,162)	(551,003)	101,013

Net income (loss)	$(1,716,146)	$(563,541)	$94,891

*	Charges for services provided by subsidiaries under modified intercompany service agreement.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Primus Guaranty, Ltd.
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(1,716,146)	$(563,541)	$94,891
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share compensation	4,611	3,748	3,654
Amortization of debt issuance costs	143	146	2
Net amortization of premium and discount on securities	(218)	—	—
Change in accumulated comprehensive (income) loss of subsidiaries	4,792	(2,337)	1,879
Gain on retirement of long-term debt	(9,716)	—	—
Equity in subsidiaries’ (earnings) loss, net of tax	1,715,162	551,003	(101,013)
Increase (decrease) in cash resulting from changes in:
Intercompany receivables/payables and loans	2,403	(16,032)	(6,001)
Accrued interest receivable	(396)	—	—
Prepaid expenses and other assets	(1,081)	(234)	(159)
Accounts payable	77	4	432
Interest payable	(55)	12	97

Net cash used in operating activities	(424)	(27,231)	(6,218)

Cash flows from investing activities:
Purchases of available-for-sale investments	(28,861)	—	—
Maturities and sales of available-for-sale investments	6,567	—	—
Net return from (investment in) subsidiaries	3,808	(21,810)	(54,887)

Net cash used in investing activities	(18,486)	(21,810)	(54,887)

Cash flows from financing activities:
Payments for retirement of long-term debt	(5,057)	—	—
Purchase and retirement of common shares	(3,579)	(1,170)	(793)
Proceeds from exercise of warrants	—	7,335	—
Proceeds from exercise of options	—	557	609
Proceeds from issuance of debt	—	—	125,000
Debt issuance costs	—	—	(4,505)

Net cash provided by (used in) financing activities	(8,636)	6,722	120,311

Net increase (decrease) in cash	(27,546)	(42,319)	59,206
Cash and cash equivalents at beginning of year	70,455	112,774	53,568

Cash and cash equivalents at end of year	42,909	$70,455	$112,774

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.
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
Item 9B. Other information
None.
All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2008 have been so reported.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is set forth under “Election of Directors” in the Company’s Proxy Statement to be filed on or before April 30, 2009 (the “Proxy Statement”), which is incorporated in this Item 10 by reference.
Information regarding executive officers is set forth under “Executive Officers” in the Proxy Statement, which is incorporated in this Item 10 by reference.
Information regarding Section 16(a) is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which is incorporated in this Item 10 by reference.
Information regarding the audit committee and the audit committee financial expert is set forth under “Audit Committee” in the Proxy Statement, which is incorporated in this Item 10 by reference.
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
Item 11. Executive Compensation
Information regarding compensation of the Company’s executive officers is set forth under “Executive Officer Compensation” in the compensation tables in the Proxy Statement, which is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation agreements) approved by security holders and under which our equity securities are authorized for issuance.

			(c)
		(b)	Number of Securities
	(a)	Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under Equity
	Issued upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a)
Equity compensation plans approved by security holders
Share Awards(1) (2)	1,661,702
Options	1,225,549	$11.59

Total	2,887,251		7,688,816

(1)	Includes share units and performance shares, assuming target performance.

(2)	Includes 178,814 shares issued to directors in January 2009, as compensation for their board service for 2008.
Information regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding relationships and related transactions and director independence is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which is incorporated in this Item 13 by reference.
Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services will be set forth under “Audit Committee Report-Fees of the Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated in this Item 14 by reference.

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
(c) Exhibits

Index to Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to the S-1 dated July 23, 2004)

3.2	By-laws (Incorporated by reference to Exhibit 3.2 to the S-1/A dated June 10, 2004)

4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to the S-1/A dated July 23, 2004)

4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)

4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

4.4	Form of 7% Senior Notes due 2036 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

10.1	Amended and Restated Employment Agreement with Thomas W. Jasper, dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 17, 2008)

10.2	Employment Letter with Richard Claiden, dated October 20, 2003 (Incorporated by reference to Exhibit 10.3 to the S-1/A dated June 10, 2004)

10.3	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the S-1/A dated June 10, 2004)

10.4	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the S-1 dated April 26, 2004)

10.5	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 14, 2008)

10.6	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to the S-1 dated April 26, 2004)

10.7	Primus Guaranty, Ltd. Senior Management Severance Pay Plan (As amended through July 30, 2008)

10.8	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to the S-1 dated April 26, 2004)

10.9	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the S-1/A dated June 10, 2004)

10.10	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to the S-1/A dated September 24, 2004)

10.11	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan effective December 31, 2007 and amended on December 29, 2008

10.12	Primus Guaranty, Ltd. Incentive Compensation Plan (including amendments through January 28, 2009)

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

21	Subsidiaries of Primus Guaranty, Ltd.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)
By:	/s/ Thomas W. Jasper
Thomas W. Jasper
Chief Executive Officer
Dated: March 13, 2009
Power of Attorney
Each of the officers and directors of Primus Guaranty, Ltd. whose signature appears below, in so signing, also makes, constitutes and appoints each of Richard Claiden and Vincent B. Tritto, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power of substitution and re-substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith, and to perform any acts necessary or advisable to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Jasper Thomas W. Jasper	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Richard Claiden Richard Claiden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Michael P. Esposito, Jr. Michael P. Esposito, Jr.	Director and Chairman of the Board	March 13, 2009

/s/ Frank P. Filipps Frank P. Filipps	Director	March 13, 2009

/s/ Paul S. Giordano Paul S. Giordano	Director	March 13, 2009

/s/ Thomas J. Hartlage Thomas J. Hartlage	Director	March 13, 2009

/s/ James K. Hunt James K. Hunt	Director	March 13, 2009

/s/ Robert R. Lusardi Robert R. Lusardi	Director	March 13, 2009

/s/ James H. MacNaughton James H. MacNaughton	Director	March 13, 2009

/s/ John A. Ward, III John A. Ward, III	Director	March 13, 2009

Index to Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to the S-1 dated July 23, 2004)

3.2	By-laws (Incorporated by reference to Exhibit 3.2 to the S-1/A dated June 10, 2004)

4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to the S-1/A dated July 23, 2004)

4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)

4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

4.4	Form of 7% Senior Notes due 2036 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

10.1	Amended and Restated Employment Agreement with Thomas W. Jasper, dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 17, 2008)

10.2	Employment Letter with Richard Claiden, dated October 20, 2003 (Incorporated by reference to Exhibit 10.3 to the S-1/A dated June 10, 2004)

10.3	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the S-1/A dated June 10, 2004)

10.4	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the S-1 dated April 26, 2004)

10.5	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 14, 2008)

10.6	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to the S-1 dated April 26, 2004)

10.7	Primus Guaranty, Ltd. Senior Management Severance Pay Plan (As amended through July 30, 2008)

10.8	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to the S-1 dated April 26, 2004)

10.9	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the S-1/A dated June 10, 2004)

10.10	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to the S-1/A dated September 24, 2004)

10.11	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan effective December 31, 2007 and amended on December 29, 2008

10.12	Primus Guaranty, Ltd. Incentive Compensation Plan (including amendments through January 28, 2009)

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

21	Subsidiaries of Primus Guaranty, Ltd.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002