Form 10-Q
period 2009-03-31
PRIMUS GUARANTY LTD
filed 2009-05-11
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 40,388,038.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended March 31, 2009

Part I. Financial Information
Item 1. Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$519,461	$280,912
Available-for-sale investments	227,956	482,930
Trading account assets	3,830	3,940
Accrued interest receivable	1,418	3,704
Accrued premiums and receivables on credit swaps	3,118	2,764
Fixed assets and software costs, net	3,050	3,308
Debt issuance costs, net	5,737	6,153
Other assets	8,472	10,520

Total assets	$773,042	$794,231

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$2,911	$1,737
Accrued compensation	450	1,768
Interest payable	389	535
Unrealized loss on credit swaps, at fair value	2,050,571	2,173,461
Payable for credit events	12,716	3,186
Long-term debt	305,972	317,535
Other liabilities	563	444

Total liabilities	2,373,572	2,498,666

Preferred securities of subsidiary	98,521	98,521

Commitments and contingencies
Shareholders’ equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 40,655,613 and 40,781,538 shares issued and outstanding at March 31, 2009 and December 31, 2008	3,252	3,263
Additional paid-in capital	281,176	281,596
Accumulated other comprehensive income (loss)	(1,564)	908
Retained earnings (deficit)	(1,981,915)	(2,088,723)

Total shareholders’ equity (deficit)	(1,699,051)	(1,802,956)

Total liabilities, preferred securities of subsidiary and shareholders’ equity (deficit)	$773,042	$794,231

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)

Revenues
Net credit swap revenue (loss)	$110,881	$(663,615)
Asset management and advisory fees	419	1,090
Interest income	2,373	9,194
Gain on retirement of long-term debt	5,759	—
Impairment loss on available-for-sale investments	(609)	—
Other	(76)	(25)

Total net revenues (losses)	118,747	(653,356)

Expenses
Compensation and employee benefits	4,715	6,191
Professional and legal fees	1,421	1,023
Depreciation and amortization	258	329
Technology and data	818	1,111
Interest expense	2,758	4,891
Other	883	1,323

Total expenses	10,853	14,868
Distributions on preferred securities of subsidiary	944	1,805

Income (loss) before provision for income taxes	106,950	(670,029)
Provision for income taxes	142	49

Net income (loss) available to common shares	$106,808	$(670,078)

Income (loss) per common share:
Basic	$2.61	$(14.85)
Diluted	$2.61	$(14.85)
Average common shares outstanding:
Basic	40,861	45,108
Diluted	40,888	45,108
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income (loss)	$106,808	$(670,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items included in net loss:
Depreciation and amortization	258	329
Share compensation	821	1,310
Net unrealized (gains) losses on credit and other swaps	(122,890)	686,677
Net amortization of premium and discount on securities	(322)	(765)
Gain on retirement of long-term debt	(5,759)	—
Impairment loss on available-for-sale investments	609	—
Amortization of debt issuance costs	72	78
Distributions on preferred securities of subsidiary	944	1,805
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	2,286	(16)
Accrued premiums and interest receivable on credit and other swaps	(354)	154
Other assets	939	1,027
Trading account assets	110	—
Accounts payable and accrued expenses	1,174	(255)
Accrued compensation	(1,318)	(3,457)
Payable for credit events	9,530	—
Interest payable	(146)	(308)
Accrued premiums and payables on credit and other swaps	—	(1,313)
Restructuring liabilities	—	(1,709)
Other liabilities	119	20

Net cash provided by (used in) operating activities	(7,119)	13,499

Cash flows from investing activities
Fixed asset purchases and capitalized software costs	—	(253)
Payments received from CLO investments	94	871
Purchases of available-for-sale investments	—	(568,884)
Maturities and sales of available-for-sale investments	252,196	767,940

Net cash provided by investing activities	252,290	199,674

Cash flows from financing activities
Retirement of long-term debt	(4,351)	—
Purchase and retirement of common shares	(1,252)	(165)
Net preferred distributions of subsidiary	(944)	(1,805)

Net cash used in financing activities	(6,547)	(1,970)

Net effect of exchange rate changes on cash	(75)	(46)
Net increase in cash	238,549	211,157
Cash and cash equivalents at beginning of period	280,912	242,665

Cash and cash equivalents at end of period	$519,461	$453,822

Supplemental disclosures
Cash paid for interest	$2,833	$5,122
Cash paid for taxes	$8	$13
See accompanying notes.

1. Organization and Basis of Presentation
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its two principal operating subsidiaries, Primus Financial Products, LLC (“Primus Financial”) and Primus Asset Management, Inc. (“Primus Asset Management”).
Primus Financial is a Delaware limited liability company that, as a credit derivative product company (“CDPC”), was established to sell credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial has agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay to its counterparty an agreed upon notional amount against delivery to Primus Financial of the Reference Entity’s debt obligation in the same notional amount. Primus Financial may then elect to sell or hold the security presented by the counterparty. Alternatively, Primus Financial has the ability to cash settle counterparty claims through industry sponsored cash settlement protocols. Credit swaps sold by Primus Financial on a single specified Reference Entity are referred to as “single name credit swaps.”
Primus Financial also sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (Standard & Poor’s Ratings Services, or “S&P”/ Moody’s Investors Service Inc., or “Moody’s”) or below of the reference obligation.
As recently announced, one of the Company’s 2009 business priorities and initiatives will be to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that new credit swaps will be added to the portfolio.
Primus Asset Management, a Delaware corporation, acts as an investment manager to affiliated companies and third-party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two collateralized loan obligations (“CLOs”). CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”) on behalf of third parties. CSOs issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of March 31, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $21.5 billion in notional amount and CLO and CSO assets of approximately $1.5 billion. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.

Primus Re, Ltd. (“Primus Re”), a subsidiary, is a Bermuda company that operates as a financial guaranty insurance company and is registered as a Class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, or the Bermuda Insurance Act. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re has been inactive since 2007.
Primus Guaranty (UK) Ltd. (“PGUK”), a subsidiary, was incorporated in England to expand the Company’s presence and further develop its business and relationships across Europe. PGUK is authorized by the United Kingdom’s Financial Services Authority.
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
Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income (loss) as a result of these reclassifications. Foreign currency revaluation loss of $25 thousand in the condensed consolidated statements of operations during the three months ended March 31, 2008 has been reclassified to Other Revenues.
2. Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of SFAS No. 141(R) for any business combinations that close on or after January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161. However, since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the Company’s financial condition, results of operations or cash flows.

In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45. FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45. The FSP was effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, the adoption of FSP FAS No. 133-1 and FIN 45-4 did not affect the Company’s financial condition, results of operations or cash flows.
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
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP was effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, the adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF No. 99-20. The FSP amends EITF No. 99-20, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment models in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP was effective for interim and annual reporting periods ending after December 15, 2008, and has been applied prospectively. The adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the disclosure requirements that adoption of the FSP will have on its condensed consolidated financial statements, however; the adoption will not affect the Company’s financial condition, results of operations or cash flows. The Company plans to adopt this FSP for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently evaluating the impact of this FSP; however, it believes the adoption will not have a material effect on its condensed consolidated financial statements.
3. Available-for-Sale Investments
Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective ratings agencies, commercial paper rated A-1 and P-1 by the respective ratings agencies, corporate debt securities and the Company’s CLO investments. The Company accounts for its CLO investments as debt securities and fixed maturity securities in accordance with SFAS No. 115 and EITF No. 99-20-1. Accordingly, the CLO investments are classified as available-for-sale investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Available-for-sale investments have maturities at time of purchase greater than 90 days.
The following tables summarize the composition of the Company’s available-for-sale investments at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$222,623	$684	$—	$223,307
Collateralized loan obligations	182	174	—	356
Corporate debt securities	6,396	—	(2,112)	4,284
ABS	12	—	(3)	9

Total	$229,213	$858	$(2,115)	$227,956

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$458,909	$2,016	$(39)	$460,886
Collateralized loan obligations	791	—	—	791
Corporate debt securities	22,076	84	(912)	21,248
ABS	5	—	—	5

Total	$481,781	$2,100	$(951)	$482,930

The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$4,284	$(2,112)	$—	$—	$4,284	$(2,112)
ABS	9	(3)			9	(3)

Total	$4,293	$(2,115)	$—	$—	$4,293	$(2,115)

	December 31, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$24,968	$(39)	$—	$—	$24,968	$(39)
Corporate debt securities	17,364	(912)	—	—	17,364	(912)

Total	$42,332	$(951)	$—	$—	$42,332	$(951)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value; the Company’s intent and ability to hold the investment for a sufficient period of time for a recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows. If the Company, based on its evaluation of the above factors, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the condensed consolidated statements of operations. During the first quarter of 2009, the markets for sub-investment grade loans continued to deteriorate and there was a higher level of perceived risk relating to structured credit vehicles. As a result of a default and downgrades in the credit ratings of the underlying collateral loans, the level of subordination in the investment, and reduced estimated future cash flows, the Company determined that there was a permanent decline in the fair value of the subordinated notes representing the Company’s CLO investments. Based on the Company’s evaluation during the end of the first quarter of 2009, the Company considered one of its CLO investments to be impaired at March 31, 2009. As a result, during the three months ended March 31, 2009, the Company recorded an additional impairment loss on one of its CLO investments of $0.6 million in the condensed consolidated statements of operations.
As of March 31, 2009, approximately 98% of the Company’s available-for-sale investments will mature within one year. The U.S. government agency obligations will mature before the end of November 2009. The two CLO investments are scheduled to mature in 2019 and 2021, respectively, although the actual maturity of each may be sooner.

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
The primary risks inherent in the Company’s activities are (a) where the Company is a Seller, that Reference Entities specified in its credit swap transactions will experience credit events that will require the Company to make payments to the Buyers of the transactions. Defined credit events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a defined credit event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Defined credit events related to the Company’s CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation. See note 6 of notes to condensed consolidated financial statements for further discussion of credit events.
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

In accordance with GAAP, the Company carries its credit swaps on its condensed consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue (loss) in the Company’s condensed consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to the Company’s net credit swap revenue and the decline will subtract from the Company’s net credit swap revenue for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are predominantly a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps and nonperformance risk adjustment. The Company has generally held the credit swaps it has sold to maturity, at which point, assuming no defined credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.
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
Primus Financial’s counterparties are generally financial institutions with whom it has entered into ISDA Master Agreements. For the three months ended March 31, 2009, two individual counterparties generated greater than 10% of the Company’s consolidated net premium revenue. Primus Financial’s top counterparty and top five counterparties represented approximately 13% and 42%, respectively, of its credit swap portfolio in notional amounts outstanding at March 31, 2009.
Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information
The table below presents the components of consolidated net credit swap revenue (loss) for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended
	March 31,
	2009	2008

Net premium income	$22,469	$27,312
Realized gains	—	1,032
Realized losses	(34,478)	(5,186)
Net change in unrealized gains (losses)	122,890	(686,773)

Net credit swap revenue (loss)	$110,881	$(663,615)

The table below represents the consolidated gross notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Gross Notional Amounts:
Credit swaps sold-single name	$16,459,613	$17,477,946
Credit swaps sold-tranche	5,000,000	5,000,000
CDS on ABS	43,000	67,654
Credit swaps purchased-single name	(11,740)	(11,740)
Fair Value:
Liability	2,050,571	2,173,461
Average Fair Value:
Asset	—	495
Liability	1,995,403	1,321,799
“Liability” in the table above represents unrealized losses on credit swaps. The Liability at March 31, 2009 and December 31, 2008 includes a favorable nonperformance risk adjustment of approximately $1.2 billion and $1.3 billion, respectively, as further discussed in note 5 of notes to condensed consolidated financial statements. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial with each of its counterparties under an ISDA Master Agreement. In the table above, the notional amounts of the credit swap contracts are presented on a gross basis and the fair values of such contracts are netted by counterparty.

The tables that follow summarize in thousands, by credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of March 31, 2009 and December 31, 2008. Transactions with Lehman Brothers Special Financing Inc. (“LBSF”) are included in the following tables and are noted as a non rated counterparty. See note 7 of notes to condensed consolidated financial statements for further discussion.

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$376,125	$(11,250)	$525,812	$(19,442)
Aa	2,225,875	(86,408)	2,815,912	(83,984)
A	5,928,825	(199,273)	5,825,968	(162,262)
Baa	6,135,600	(232,690)	6,629,514	(321,765)
Ba	1,171,450	(103,424)	1,168,506	(128,516)
B	353,738	(85,466)	253,422	(30,355)
Caa	107,000	(19,642)	112,812	(47,423)
Ca	105,000	(47,457)	105,000	(48,506)
C	45,000	(6,519)	35,000	(3,189)
D	11,000	(3,935)	6,000	(782)

Total	$16,459,613	$(796,064)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aaa	$1,200,000	$(94,341)	$2,700,000	$(495,997)
Aa	2,400,000	(598,301)	1,350,000	(386,705)
A	550,000	(170,502)	200,000	(73,091)
Baa	300,000	(103,484)	600,000	(231,999)
Ba	400,000	(170,006)	—	—
B	—	—	150,000	(88,725)
Caa	150,000	(95,175)	—	—

Total	$5,000,000	$(1,231,809)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$—	$—	$5,000	$(2,530)
Baa	5,000	(2,608)	15,000	(11,089)
Ba	—	—	5,000	(3,607)
C	38,000	(23,075)	42,654	(36,193)

Total	$43,000	$(25,683)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$507	$(4,120)	$536
Baa	(3,580)	855	(3,580)	474
Ba	(4,040)	1,623	(4,040)	1,689

Total	$(11,740)	$2,985	$(11,740)	$2,699

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$10,000	$(190)	$2,411,228	$(94,793)
Aa	12,473,363	(601,894)	11,930,958	(573,250)
A	2,626,875	(123,107)	1,746,917	(100,189)
Non rated	1,349,375	(70,873)	1,388,843	(77,992)

Total	$16,459,613	$(796,064)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aa	$4,550,000	$(1,097,424)	$4,550,000	$(1,132,176)
A	450,000	(134,385)	450,000	(144,341)

Total	$5,000,000	$(1,231,809)	$5,000,000	$(1,276,517)

CDS on ABS:
Aa	$8,000	$(5,250)	$43,494	$(32,519)
A	30,000	(17,105)	19,160	(17,093)
Non rated	5,000	(3,328)	5,000	(3,807)

Total	$43,000	$(25,683)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
Aa	$(11,740)	$2,985	$(11,740)	$2,699

Total	$(11,740)	$2,985	$(11,740)	$2,699

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$376,125	$(11,250)	$555,812	$(19,594)
AA	2,016,375	(84,699)	2,276,042	(78,128)
A	6,617,250	(213,773)	6,984,696	(200,543)
BBB	6,032,300	(256,504)	6,427,687	(336,933)
BB	982,950	(132,068)	722,933	(71,601)
B	143,313	(13,548)	289,246	(71,219)
CCC	255,300	(76,621)	180,530	(64,235)
CC	10,000	(2,721)	—	—
C	15,000	(945)	35,000	(3,189)
D	11,000	(3,935)	6,000	(782)

Total	$16,459,613	$(796,064)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AAA	$2,900,000	$(512,155)	$3,600,000	$(738,361)
AA	700,000	(180,487)	450,000	(144,341)
A	550,000	(170,502)	100,000	(37,107)
BBB	500,000	(188,997)	500,000	(187,384)
BB	200,000	(84,493)	200,000	(80,599)
B	—	—	100,000	(60,460)
CCC	150,000	(95,175)	50,000	(28,265)

Total	$5,000,000	$(1,231,809)	$5,000,000	$(1,276,517)

CDS on ABS:
BBB	$15,000	$(8,409)	$15,000	$(10,828)
BB	—	—	10,000	(6,727)
B	10,000	(6,057)	10,000	(6,597)
CCC	8,000	(5,025)	10,000	(7,747)
CC	10,000	(6,192)	22,654	(21,520)

Total	$43,000	$(25,683)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$507	$(4,120)	$536
BBB	(7,620)	2,478	(7,620)	2,163

Total	$(11,740)	$2,985	$(11,740)	$2,699

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$5,850,913	$(288,491)	$7,620,037	$(350,248)
A	9,259,325	(436,700)	8,469,066	(417,984)
Non rated	1,349,375	(70,873)	1,388,843	(77,992)

Total	$16,459,613	$(796,064)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AA	$2,850,000	$(611,671)	$2,850,000	$(640,545)
A	2,150,000	(620,138)	2,150,000	(635,972)

Total	$5,000,000	$(1,231,809)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$38,000	$(22,355)	$62,654	$(49,612)
Non rated	5,000	(3,328)	5,000	(3,807)

Total	$43,000	$(25,683)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(11,740)	$2,985	$(11,740)	$2,699

Total	$(11,740)	$2,985	$(11,740)	$2,699

The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF, as discussed in note 7), as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$8,783,250	$(505,688)	$9,135,739	$(481,009)
Europe	6,805,363	(247,475)	7,456,207	(314,651)
Asia-Pacific	692,000	(35,218)	707,000	(38,839)
Others	179,000	(7,683)	179,000	(11,725)

Total	$16,459,613	$(796,064)	$17,477,946	$(846,224)

By Counterparty:
North America	$8,482,963	$(416,738)	$8,872,732	$(439,704)
Europe	7,839,650	(374,915)	8,463,214	(401,245)
Asia-Pacific	132,000	(4,369)	132,000	(5,203)
Others	5,000	(42)	10,000	(72)

Total	$16,459,613	$(796,064)	$17,477,946	$(846,224)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(144,961)	$600,000	$(143,205)
Europe	4,400,000	(1,086,848)	4,400,000	(1,133,312)

Total	$5,000,000	$(1,231,809)	$5,000,000	$(1,276,517)

CDS on ABS
By Reference Entity:
North America	$43,000	$(25,683)	$67,654	$(53,419)

Total	$43,000	$(25,683)	$67,654	$(53,419)

By Counterparty:
North America	$30,000	$(18,184)	$38,494	$(27,695)
Europe	13,000	(7,499)	29,160	(25,724)

Total	$43,000	$(25,683)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(11,740)	$2,985	$(11,740)	$2,699

Total	$(11,740)	$2,985	$(11,740)	$2,699

By Counterparty:
Europe	$(11,740)	$2,985	$(11,740)	$2,699

Total	$(11,740)	$2,985	$(11,740)	$2,699

The table below shows the distribution of the credit swap portfolio (including transactions with LBSF, as discussed in note 7), by year of maturity as of March 31, 2009 and December 31, 2008 (in thousands). With respect to the CDS on ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2009	$1,949,850	$(32,745)	$2,628,795	$(43,412)
2010	5,705,438	(236,676)	5,815,475	(231,783)
2011	2,712,875	(180,950)	2770,195	(187,662)
2012	4,970,575	(298,402)	5,106,916	(325,565)
2013	1,120,875	(47,291)	1,156,565	(57,802)

Total	$16,459,613	$(796,064)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$1,000,000	$(50,318)	$1,000,000	$(70,593)
2013	350,000	(175,197)	350,000	(167,083)
2014	3,650,000	(1,006,294)	3,650,000	(1,038,841)

Total	$5,000,000	$(1,231,809)	$5,000,000	$(1,276,517)

CDS on ABS
Year of Maturity
2009	$18,000	$(12,297)	$—	$—
2010	5,000	(2,248)	10,000	(6,597)
2011	20,000	(11,138)	5,000	(4,491)
2012	—	—	14,160	(10,742)
2013	—	—	15,000	(12,002)
2014	—	—	15,000	(11,554)
2016	—	—	8,494	(8,033)

Total	$43,000	$(25,683)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(11,740)	$2,985	$(11,740)	$2,699

Total	$(11,740)	$2,985	$(11,740)	$2,699

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
•	Level 3 — Valuations in which a significant input or inputs are unobservable and that are supported by little or no market activity.

Primus Financial’s fair value of its credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The single name credit swap portfolio classification in Level 3 is primarily the result of the estimation of nonperformance risk as credit spreads on Primus Financial are unobservable as discussed below. In addition, CLO investments and ABS are categorized within Level 3.
Nonperformance Risk Adjustment
As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Upon adoption of SFAS No. 157 in the first quarter of 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of Primus Financial’s credit swap portfolio. The developing industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. Primus Guaranty derives an estimate of Primus Financial’s credit spread because it does not have an actively quoted credit spread. This estimated credit spread was obtained by reference to similar other entities that have quoted spreads. The majority of the comparative entities are engaged in the financial insurance business. The consideration of nonperformance risk resulted in adjustments of approximately $1.2 billion and $1.3 billion as of March 31, 2009 and December 31, 2008, respectively, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition. The change in nonperformance risk resulted in adjustments of $(82.4) million and $202.1 million during the three months ended March 31, 2009 and 2008, respectively, which increased (decreased) net credit swap revenue in the condensed consolidated statements of operations for these periods.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$519,461	$—	$—	$519,461
Available-for-sale investments	—	227,591	365	227,956
Trading account assets		—	3,830	3,830
Other assets	—	6,704	—	6,704

Total Assets	$519,461	$234,295	$4,195	$757,951

Liabilities
Unrealized loss on credit swaps	$—	$—	$2,050,571	$2,050,571

Total Liabilities	$—	$—	$2,050,571	$2,050,571

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

The following table below provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Trading	Available-for-	Available-for-
	Account	Sale	Sale
	Assets	Investments	Investments

Balance, beginning of period	$3,940	$796	$9,657
Realized losses	—	(614)	(4,876)
Unrealized gains (losses)	(110)	171	(2,760)
Purchases, sales, issuances and settlements	—	12	5,000

Balance, end of period	$3,830	$365	$7,021

Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in “Accumulated other comprehensive income (loss)”, which is a component of Shareholders’ equity in the condensed consolidated statements of financial condition. Unrealized gains or losses on Level 3 assets (trading account assets) are recorded in the “Other” caption under “Revenues” in the condensed consolidated statements of operations.

The following table below provides a reconciliation for the Company’s liabilities (unrealized loss on credit swaps) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$(2,173,461)	$(368,739)
Realized losses	34,478	4,876
Unrealized gains (losses)	88,412	(349,750)

Balance, end of period	$(2,050,571)	$(713,613)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in “Net credit swap revenue (loss)” in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Fair Value Option
Effective January 1, 2008, SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an eligible asset or eligible liability, that otherwise not accounted for at fair value under other accounting standards. Upon adoption of SFAS No. 159, the Company did not elect the fair value option on any of its existing eligible financial assets and liabilities. Subsequent to the adoption of SFAS No. 159, the Company has not elected the fair value option for any new transactions or instruments.
6. Credit Events and Terminations of Credit Swaps
During the three months ended March 31, 2009 and 2008, Primus Financial recorded in aggregate realized losses of $34.5 million and $4.9 million, respectively, related to credit events and terminations of credit swaps, as discussed below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Realized losses on single name credit swaps	$(9,850)	$(2)
Realized losses on CDS on ABS	(24,628)	(4,875)

Total realized losses	$(34,478)	$(4,877)

Credit Swaps Sold — Single Name
During the three months ended March 31, 2009, a credit event on one Reference Entity, Idearc Inc., occurred in Primus Financial’s credit swap portfolio with a total notional amount of $10 million. As a result, the Company recorded a realized loss of approximately $9.9 million, net of recovery values, related to such credit event in the condensed consolidated results of operations.
CDS on ABS
Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-downs in the reference obligations (“principal write-downs”) and downgrades to CCC/Caa2 (S&P /Moody’s) or below of the reference obligation.
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
During the three months ended March 31, 2009, Primus Financial recorded realized losses of $24.6 million, net of bond recovery values, related to Physical Settlements principal write-downs and terminated credit swaps in its CDS on ABS portfolio. Primus Financial reduced its CDS on ABS portfolio by approximately $24.7 million of total notional amounts for these positions.
At March 31, 2009, Primus Financial’s CDS on ABS portfolio was $43.0 million (in notional amount). The notional principal amount on the CDS on ABS, which had been downgraded to CCC/Caa2 or below was $38.0 million. Of these swaps, $5.0 million (in notional amount) was written with LBSF, a defaulting counterparty, which is no longer paying premiums. Primus Financial continues to earn and collect premiums on the remaining $33.0 million (in notional amount) of CDS on ABS which had been downgraded to CCC/Caa2.
7. Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial has entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps at their fair value. LBSF was obligated to pay approximately $5.9 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.8 million on the credit swaps with LBSF during the first quarter of 2009. The cumulative amount of $5.9 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at March 31, 2009.

8. Variable Interest Entities
The FASB issued FASB Interpretation 46R, Consolidation of Variable Interest Entities (“FIN46R”). Under FIN46R, a variable interest entity (“VIE”) is defined as an entity that has: (1) an insufficient amount of equity investment to carry out its principal activities without additional subordinated financial support; (2) a group of equity owners that are unable to make significant decisions about its activities; or (3) a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by the entity.
In accordance with FIN46R, the Company is required to consolidate the VIE if it is determined to be the primary beneficiary. The primary beneficiary of the VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion based on any significant changes to the VIE or if certain events occur as required by FIN46R. The Company’s evaluation consists of performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. When the primary beneficiary cannot be identified through a qualitative analysis, the Company performs a quantitative analysis, which computes and allocates expected losses or expected residual returns to variable interest holders. Under this method, the Company calculates its share of the VIEs expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on the contractual arrangements and the Company’s position in the VIE’s capital structure, under various probability-weighted scenarios.
The Company may be involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities and derivative instruments that may be considered variable interests. Transactions associated with these entities include structured financing arrangements, including CLOs. The Company’s current involvement with VIEs is primarily through activities of Primus Asset Management, which acts as collateral manager for Primus CLO I, Ltd. and Primus CLO II, Ltd. and three investment grade CSOs and earns asset management fees, subject to the terms of each collateral management agreement.
As of March 31, 2009, CLO assets under management were approximately $800 million. The Company has invested, in the aggregate, approximately $14.4 million for a 25% interest in the Subordinated Notes of each CLO. The Company has no contractual obligation to fund or provide other support to each CLO. Since inception of each investment in the CLOs, the Company has received cash returns in the aggregate of approximately $4.3 million. The Company recorded cumulative impairment losses on its CLO investments of $12.5 million in the consolidated statements of operations, of which $0.6 million was recorded in the three months ended March 31, 2009. The Company’s maximum exposure to future realized losses on its CLO investments is limited to the fair value of its investment of $0.4 million as of March 31, 2009.

9. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Net earnings (loss) available to common shareholders	$106,808	$(670,078)
Weighted-average basic shares outstanding	40,861	45,108
Effect of dilutive instruments
Employee options	—	—
Restricted share units	27	—
Warrants	—	—

Dilutive potential shares	27	—
Diluted shares	40,888	45,108

Basic EPS	$2.61	$(14.85)
Diluted EPS	$2.61	$(14.85)
For the three months ended March 31, 2009 and 2008, approximately 3.3 million and 2.5 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
10. Share Based Compensation
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
The fair value of the share options granted is determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The Company did not grant any share options during the three months ended March 31, 2009.
Share units granted the three months ended March 31, 2009 were based upon the fair value of the common shares on the date the award was granted. The Company used a Monte Carlo simulation pricing model to estimate the fair value of performance shares with a share price market condition granted during the three months ended March 31, 2009. The use of the Monte Carlo simulation pricing model requires certain estimates for values of variables used in the model.

The Company recorded share compensation expense of approximately $0.8 million and $1.3 million during the three months ended March 31, 2009 and 2008, respectively. Share compensation expense is included in compensation and employee benefits in the condensed consolidated statements of operations.
As of March 31, 2009, total unrecognized share-based compensation expense related to nonvested share awards was $6.2 million. This expense is expected to be recognized over a weighted average period of 1.9 years.
11. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss) available to common shares	$106,808	$(670,078)
Foreign currency translation adjustments	(75)	(46)
Change in net unrealized losses on available-for-sale investments	(2,397)	(1,275)

Total comprehensive income (loss)	$104,336	$(671,399)

12. Subsequent Events
On April 6, 2009, Primus Financial purchased $21.9 million principal amount of its $75 million subordinated deferrable interest notes due 2034 in a privately negotiated transaction. Primus Financial purchased such notes for $7.0 million in cash. The transaction is expected to result in a net realized gain on retirement of long-term debt of approximately $14.6 million in the second quarter of 2009.
On April 27, 2009, Primus Financial purchased $22.7 million principal amount of its $125 million subordinated deferrable interest notes due 2021 in a privately negotiated transaction. Primus Financial purchased such notes for $5.7 million in cash. The transaction is expected to result in a net realized gain on retirement of long-tem debt of approximately $16.7 million in the second quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report and our consolidated financial statements and accompanying notes which appear in the Company’s 2008 Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s 2008 Annual Report on Form 10-K, particularly under Item 1A “Risk Factors” and the heading “Cautionary Note Regarding Forward-Looking Statements.”
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
At March 31, 2009, Primus Financial’s credit swap portfolio had a total notional amount of $21.5 billion, which included $16.4 billion of single name credit swaps, $5.0 billion of tranches and $43.0 million of CDS on ABS.
Primus Asset Management
Primus Asset Management acts as an investment manager to affiliated companies and third-party entities. It currently manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two CLOs. CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade CSOs on behalf of third parties. CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of March 31, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $21.5 billion in notional amount and CLO and CSO assets of approximately $1.5 billion.

Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates, including management, consulting and information technology.
PRS Trading / Harrier
PRS Trading Strategies, LLC (“PRS Trading”) commenced operations in January 2006 to trade in a broad range of fixed income products, including credit default swaps, investment grade and high yield bonds, as well as leveraged loans. In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (“Harrier”). During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of its subsidiary, PRS Trading, to Harrier. Harrier traded in an expanded range of fixed income products, including credit swaps, total return swaps on loan transactions, CDS Indices, leveraged loans and investment grade and non-investment grade securities.
During the fourth quarter of 2007, the Company decided to discontinue Harrier, due in part to Harrier’s performance and difficulty in raising third-party capital, given the market environment at that time. As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions.
2009 Trends and Business Outlook
The global financial and credit markets remain challenging, although we did see some signs of improvement during the first quarter of 2009. These conditions have been characterized by illiquidity, wide credit spreads, a lack of price transparency across some asset classes and a flight to quality, among others. This environment is likely to continue until the global economic environment starts to improve and the financial crisis affecting global banks is abated. Should these difficult conditions persist during 2009 and afterwards, Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.
Major credit swap dealers and global banks in reaction to the difficult credit environment and in response to their own capital issues, have significantly tightened criteria for acceptable counterparties. In almost every case, counterparties are now required to post collateral to transact in the credit swap market. Primus Financial does not have the capacity to post collateral to counterparties and generally has not been able to write any new credit protection since the second quarter of 2008.
Combined with a challenging business environment for Primus Financial, we also expect to see some changes in the credit swap market during 2009 as follows:
•	Additional write-downs and sales of distressed credit assets;

•	Further consolidation of major banks and credit swap dealers;

•	Increased credit default swap market regulation; and

•	One or more credit default swap clearinghouses.

Given the rapidly changing market environment, our management team, in consultation with our board, has carefully reviewed our strengths, weaknesses, opportunities and challenges in order to fashion a business plan, “2009 Business Outlook and Priorities” that focuses on providing value to shareholders.
Our 2009 business priorities and initiatives includes the following:
•	Amortizing Primus Financial’s credit swap portfolio;

•	Pursuing new opportunities in credit, structured credit and derivative markets; and

•	Aligning costs with our business approach.
In amortization, Primus Financial will not pursue new opportunities to sell credit protection. As a result, Primus Financial’s portfolio of credit swaps will amortize and existing credit swap contracts will expire at maturity (unless terminated early). The amortization of the portfolio continued during the first quarter of 2009, with approximately $635.2 million notional amount of credit swap contracts maturing in the first quarter of 2009; an additional $2.0 billion maturing during the remainder of 2009 (unless terminated early). The average remaining maturity of Primus Financial’s credit swap portfolio was 2.86 years at March 31, 2009 compared with 3.03 years at December 31, 2008. Management’s focus in amortizing Primus Financial’s portfolio is to seek to maximize the potential value within Primus Financial.
We are continuing to pursue opportunities to grow our assets under management. Specifically, we see opportunities to acquire companies, asset management contracts and structured credit assets arising from the consolidation which is likely to take place during 2009 within the structured credit markets. Additionally, we are considering various alternatives for establishing a new credit protection business. If we are successful in establishing this new platform it will likely be a company that posts collateral. If appropriate, we may invest some of our capital in these new initiatives and may also seek capital from third-party investors.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material.
Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. Our critical accounting policies and estimates are as follows:
Valuation of Financial Instruments
A significant number of our financial instruments are carried at fair value with changes in fair value recognized in earnings or loss each period. Effective January 1, 2008, we adopted the provisions of SFAS No. 157. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, we use various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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
•	Level 3 — Valuations in which a significant input or inputs are unobservable and that are supported by little or no market activity.
Primus Financial’s fair value of its credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The single name credit swap portfolio classification in Level 3 is primarily the result of the estimation of nonperformance risk, as discussed below. In addition, CLO investments and ABS are categorized within Level 3.

Nonperformance Risk Adjustment
As required under SFAS No. 157, we consider the effect of its nonperformance risk in determining the fair value of its liabilities. Upon adoption of SFAS No. 157 in the first quarter of 2008, we have incorporated a nonperformance risk adjustment in the computation of the fair value of Primus Financial’s credit swap portfolio. The developing industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market liabilities. We derive an estimate of Primus Financial’s credit spread because it does not have an actively quoted credit spread. This estimated credit spread was obtained by reference to similar other entities that have quoted spreads. The majority of the comparative entities are engaged in the financial insurance business. The consideration of nonperformance risk resulted in adjustments of approximately $1.2 billion and $1.3 billion as of March 31, 2009 and December 31, 2008, respectively, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition. The change in nonperformance risk resulted in adjustments of $(82.4) million and $202.1 million during the three months ended March 31, 2009 and 2008, respectively, which increased (decreased) net credit swap revenue in the condensed consolidated statements of operations.
Level 3 Assets and Liabilities
Level 3 assets, which include trading account assets and our two CLO investments, were $4.2 million, or 0.8% of total assets measured at fair value, at March 31, 2009. Level 3 liabilities, which include Primus Financial’s credit swaps sold, were $2.1 billion, or 100% of total liabilities measured at fair value, at March 31, 2009. Primus Financial’s credit swap valuation techniques are described below.
The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Total assets	$519,461	$234,295	$4,195	$757,951

Percentage of total assets measured at fair value	68.5%	30.9%	0.6%	100%

Total liabilities	$—	$—	$2,050,571	$2,050,571

Percentage of total liabilities measured at fair value	—	—	100%	100%

Valuation Techniques — Credit Swaps
Primus Financial’s fair value of its portfolio of single name credit swaps, tranches and CDS on ABS, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.
•	Current market data, including credit swap premium levels pertinent to each Reference Entity, estimated recovery rates on Reference Entities, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.
•	Valuation models, which are used to derive a fair value of credit swaps. The valuation models have been internally developed but are benchmarked against market-standard models.
•	Consideration of the credit risk of Primus Financial’s counterparties, as well as its own nonperformance risk. SFAS No. 157 requires that nonperformance risk be considered when determining the fair value of Primus Financial’s credit swaps.
•	Fair value estimates of credit swaps from third-party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps Primus Financial has transacted and the comparable current market premium. The valuation process we use to obtain fair value is described below:
•	For single name credit swaps, Primus Financial calculates a mid-market valuation for each credit swap in its portfolio using a credit swap valuation model. The inputs to the valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities, estimated recovery rates on Reference Entities, current interest rates and foreign exchange rates. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and computes average credit swap premium quotes on specific Reference Entities. Primus Financial adjusts the independent mid-market credit swap premium quotes to derive estimated exit price valuations.
•	For tranche credit swaps, Primus Financial calculates a mid-market valuation for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, estimated recovery rates on the Reference Entities within the tranche, current interest rates market and correlation levels derived from credit swap indices. Primus Financial adjusts the mid-market valuations obtained from the model to estimated exit price valuations, using mid-market to exit price quotes obtained from tranche counterparties.
•	For CDS on ABS, Primus Financial obtains expected cash flows on the underlying securities from an independent valuation service and quotes from Primus Financial’s counterparties. Primus Financial uses the cash flow data as input to a CDS on ABS valuation model to obtain mid-market valuations. Primus Financial adjusts the mid-market valuations to obtain exit price valuations.

Valuation Techniques — Other Financial Instruments
We use the following valuation techniques to determine the fair value of our other financial instruments:
•	For cash and cash equivalents, which include deposits in banks and money market accounts, the fair value of these instruments is based upon quoted market prices. We do not adjust the quoted price for such instruments.
•	For U.S. government agency obligations, commercial paper and corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third-party quotes.
•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to a third-party quote.
•	For the ABS, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, utilizing default, prepayment, recovery and interest rate assumptions.
•	For the two CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using estimates of key portfolio assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved. The valuations are benchmarked to third-party quotes.
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
The fair value of the share options granted was determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model.

We also used a Monte Carlo simulation pricing model to estimate the fair value of performance shares with a share price market condition. The use of the Monte Carlo simulation pricing model requires certain estimates for values of variables used in the model.
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial has entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of LBH, and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. LBSF was obligated to pay approximately $5.9 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.8 million on the credit swaps with LBSF during the first quarter of 2009. The cumulative amount of $5.9 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at March 31, 2009.
In our opinion, because the defaults of LBH and LBSF are not subject to cure, as a legal matter, Primus Financial is not obligated to settle with LBSF with respect to any existing or future credit events. However, under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps at their fair value.
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
Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008
Overview of Financial Results
GAAP net income for the first quarter of 2009 was $106.8 million compared with a GAAP net loss of $(670.1) million for the first quarter of 2008. Our GAAP net income (loss) primarily was driven by net credit swap revenue (loss) of $110.9 million and $(663.6) million, respectively. Net credit swap revenue (loss) primarily was attributable to mark-to-market unrealized gains on Primus Financial’s credit swap portfolio during the first quarter of 2009 compared to significant mark-to-market unrealized losses during the first quarter of 2008.

Net credit swap premiums earned were $22.5 million in the first quarter of 2009, compared with $27.3 million in the first quarter of 2008. The decrease in net premiums is primarily attributable to the amortization of Primus Financial’s credit swap portfolio. The components of our net credit swap revenue (loss) for Primus Financial are discussed in greater detail below.
Interest income on our portfolio of investments was $2.4 million in the first quarter of 2009, compared with $9.2 million in the first quarter of 2008. The decrease is primarily attributable to lower market interest rates and lower invested balances.
The turmoil in the auction rate markets that began in August 2007 continued during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates have increased to the maximum rates specified in the respective security agreements.
Interest expense and distributions on preferred securities issued by Primus Financial were $3.7 million in the first quarter of 2009, compared with $6.7 million in the first quarter of 2008. The decrease is primarily attributable to lower LIBOR, partially offset by the increase in the specified spread rates on Primus Financial’s preferred securities and debt.
Operating expenses were $8.1 million in the first quarter of 2009, compared with $10.0 million in the first quarter of 2008. The decrease in operating expenses was principally a result of lower compensation and employee benefits and other cost-cutting initiatives, which we put in place during 2008. The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses, severance costs and share compensation. Incentive bonuses and share compensation awards are significantly influenced by our financial performance.
Net Credit Swap Revenue (Loss)
Consolidated net credit swap revenue (loss) was $110.9 million and $(663.6) million for the three months ended March 31, 2009 and 2008, respectively.
The table below shows the Company’s consolidated net credit swap revenue (loss), which was generated primarily by Primus Financial for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Primus Financial	$110,881	$(664,327)
PRS Trading/Harrier	—	712

Total consolidated net credit swap revenue (loss)	$110,881	$(663,615)

During the three months ended March 31, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007.

Net credit swap revenue (loss) for Primus Financial is discussed below.
Net Credit Swap Revenue (Loss) — Primus Financial
Net credit swap revenue (loss) was $110.9 million and $(664.3) million for the three months ended March 31, 2009 and 2008, respectively.
Net credit swap loss includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net premiums earned	$22,469	$27,295
Net realized losses on credit swaps	(34,478)	(4,849)
Net unrealized gains (losses) on credit swaps	122,890	(686,773)

Total net credit swap revenue (loss)	$110,881	$(664,327)

Net Premiums Earned — Primus Financial
Net premiums earned were $22.5 million and $27.3 million for the three months ended March 31, 2009 and 2008, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on CDS on ABS;

•	Net premium income (expense) on credit swaps undertaken to offset credit risk.
The table below shows the components of net premiums earned for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Premium income on single name credit swaps sold	$17,233	$21,884
Premium income on tranches sold	5,087	5,123
Premium income on CDS on ABS	137	280
Net premium income (expense) on credit swaps undertaken to offset credit risk	12	8

Total net premiums earned	$22,469	$27,295

Premium income on single name credit swaps sold was $17.2 million (excludes premiums on credit swaps with LBSF, since the date of LBSF’s initial default) and $21.9 million during the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily attributable to the amortization of Primus Financial’s credit swap portfolio.
Premium income from tranches sold was $5.1 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively.
Premium income on CDS on ABS was $137 thousand and $280 thousand during the three months ended March 31, 2009 and 2008, respectively.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Net realized gains (losses) for the three months ended March 31, 2009 and 2008 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Realized gains on terminated single name credit swaps sold	$—	$24
Realized losses on single name credit swaps	(9,850)	—
Realized losses on CDS on ABS	(24,628)	(4,875)
Realized losses on terminated single name credit swaps sold	—	(2)
Net realized gains on terminated credit swaps undertaken to offset credit risk	—	4

Total net realized losses on credit swaps	$(34,478)	$(4,849)

Net realized losses on credit swaps sold were $34.5 million and $4.8 million for the three months ended March 31, 2009 and 2008, respectively. Net realized losses for the three months ended March 31, 2009 included $9.9 million related to a credit event on a single name Reference Entity, Idearc Inc., with a notional amount of $10 million. Total realized losses on the CDS on ABS portfolio was $24.6 million during the three months ended March 31, 2009, which consisted of $20.7 million related to Physical Settlement, principal write-downs and other realized losses of $3.9 million related to the early termination of a CDS on ABS transaction. The realized losses incurred during the three months ended March 31, 2008 were primarily the result of the credit event on one CDS on ABS.

Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
The unrealized gains (losses) on credit swaps sold for the three months ended March 31, 2009 and 2008 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net unrealized gains (losses) on credit swaps sold	$50,456	$(342,261)
Net unrealized gains (losses) on tranches sold	44,708	(341,405)
Net unrealized gains (losses) on CDS on ABS	27,735	(3,471)
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	(9)	364

Total net unrealized gains (losses) on credit swaps	$122,890	$(686,773)

Net unrealized gains (losses) on credit swaps were $122.9 million and $(686.8) million for the three months ended March 31, 2009 and 2008, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the three months ended March 31, 2009, unrealized losses were reduced, in part, as a result of the termination and settlement of credit swaps which had suffered credit events, as previously discussed under net realized gains (losses). During the three months ended March 31, 2009 and 2008, Primus Financial recorded nonperformance risk adjustments of $(82.4) million and $202.1 million, respectively, under SFAS No. 157, which is reflected in these periods.
Asset Management and Advisory Fees
We earned $0.4 million and $1.1 million of asset management and advisory fees for the three months ended March 31, 2009 and 2008, respectively. The decrease primarily was attributable to lower asset management fees as a result of the deferral of subordinated fees on the CLOs during the three months ended March 31, 2009. The asset management fees have been deferred pending the cure of certain tests within the CLOs.
Primus Asset Management acts as collateral manager for two CLOs, on behalf of third parties. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at March 31, 2009 or 2008, respectively.
Interest Income
We earned interest income of $2.4 million and $9.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio and lower average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.

Weighted average yields on our cash, cash equivalents and investments were 1.27% in the three months ended March 31, 2009 compared with 4.28% for the three months ended March 31, 2008.
The table below presents a comparison of our interest income for the three months ended March 31, 2009 and 2008, to our total cash, cash equivalents and available-for-sale securities at March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest income	$2,373	$9,194

Cash and cash equivalents	$519,461	$453,822
Available-for-sale securities	227,956	417,194

Total cash, cash equivalents and available-for-sale securities	$747,417	$871,016

Gain on Retirement of Long-Term Debt
During the first quarter of 2009, we purchased and retired approximately $10.5 million in face value of our 7% Senior Notes at a cost of approximately $4.4 million. As a result, we recorded a net gain of $5.8 million on the retirement of our long-term debt, after accelerated amortization of debt issuance costs.
Impairment Loss on Available-for-Sale Investments
During the first quarter of 2009, we recorded an impairment loss of $609 thousand on one of our CLO investments. This was the result of a default and downgrades in the credit ratings of the underlying collateral loans, the level of subordination of our investment and reduced estimated future cash flows.
Other
Other includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. Other loss was $76 thousand and $25 thousand during the three months ended March 31, 2009 and 2008, respectively. Other loss during the three months ended March 31, 2009 consisted primarily of an unrealized loss on corporate bonds held by Primus Financial as a result of the bonds delivered related to the settlement of credit events on Kaupthing Bank hf during the fourth quarter of 2008. Other loss during the three months ended March 31, 2008 consisted of foreign currency losses.
We transacted credit swaps denominated in U.S. dollars and euros during the three months ended March 31, 2009 and 2008. Euro-denominated credit swaps comprised 41% of the notional amount of our Primus Financial single name credit swaps sold portfolio at March 31, 2009. The majority of the euro premium receipts are sold as they are received for U.S. dollars, and only a small working cash balance in euros is retained.

Operating Expenses
Our operating expenses were $8.1 million and $10.0 million for the three months ending March 31, 2009 and 2008, respectively, as summarized below (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Compensation and employee benefits	$4,715	$6,191
Professional and legal fees	1,421	1,023
Depreciation and amortization	258	329
Technology and data	818	1,111
Other	883	1,323

Total operating expenses	$8,095	$9,977

Number of full-time employees, at end of period	39	52
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonus awards are impacted by our financial performance. Compensation expense for the three months ended March 31, 2009 decreased by approximately $1.5 million over the comparable prior period. The decrease was primarily the result of a lower accrual for performance based incentives, reductions in headcount and lower share compensation, offset by employee severance costs of approximately $1.0 million. Our accrued cash incentive compensation expense was $0.5 million for the three months ended March 31, 2009, compared with an accrued expense of $2.5 million for the corresponding prior period. Share compensation expense was approximately $0.8 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The increase in professional fees is primarily attributable to higher director and officer insurance, legal and consulting fees.
Depreciation and amortization expense decreased primarily as a result of reduced capitalized software development costs and certain assets becoming fully depreciated. The decrease in technology and data expense was primarily attributable to reduced technology services.
Other operating expenses include rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses was primarily a result of cost-cutting initiatives.

Interest Expense and Preferred Distributions
The turmoil in the auction rate markets that began in August 2007 continued during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates have increased to the maximum rates specified in the respective security agreements.
For the three months ended March 31, 2009 and 2008, we recorded $2.8 million and $4.9 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR during the periods, partly offset by the increase in the specified spread rates on Primus Financial’s debt.
Interest expense includes the interest expense on our 7% Senior Notes and the associated interest rate swap. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The decline in LIBOR had the effect of reducing the net interest expense on these Notes. The average interest rate was 3.65% and 6.02% for the three months ended March 31, 2009 and 2008, respectively.
Primus Financial also made net distributions of $0.9 million and $1.8 million during the three months ended March 31, 2009 and 2008, respectively, on its perpetual preferred securities. The decrease in net distributions was primarily a result of lower LIBOR, partially offset by the maximum spread rates set on the perpetual preferred securities during 2008. The average interest rate on these securities was 3.78% and 7.22% for the three months ended March 31, 2009 and 2008, respectively.
Income Taxes
Provision for income taxes was $142 thousand and $49 thousand for the three months ended March 31, 2009 and 2008, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $10.0 million and $9.8 million as of March 31, 2009 and December 31, 2008, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to U.S. federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $48.6 million and $(302.9) million for the three months ended March 31, 2009 and 2008, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

Income Taxes
Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a U.S. domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to U.S. federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for U.S. federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of U.S. federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a U.S. business in New York City and subject to income tax, is approximately 46% (not including U.S. federal branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing federal tax audits; however, no audit has yet been completed. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as passive foreign investment companies (“PFICs”).
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
We define Economic Results as GAAP net income (loss) adjusted for the following:
•	Unrealized gains (losses) on credit swaps sold by Primus Financial are excluded from GAAP net income (loss);

•	Realized gains from early termination of credit swaps sold by Primus Financial are excluded from GAAP net income (loss);

•	Realized gains from early termination of credit swaps sold by Primus Financial are amortized over the period that would have been the remaining life of the credit swap, and that amortization is added to GAAP net income (loss); and

•	Provision for CDS on ABS credit event; and

•	Reduction in provision for CDS on ABS credit events upon termination of credit swaps.
We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of the credit swap portfolio do not necessarily cause Primus Financial to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage the Primus Financial portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark-to-market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of the credit swap portfolio have no impact on our liquidity, as Primus Financial does not provide counterparties with collateral, nor its credit ratings, as the capital models do not consider changes in fair value a determinant of capital sufficiency. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize these realized gains over the original remaining life of the terminated contracts. We make provisions for the estimated costs of CDS on ABS credit events in the period in which the event occurs. Provisions are adjusted to reflect known settlement amounts in the period in which the settlement occurs. We reduce the provision for CDS on ABS when the settlement of the credit event occurs.

The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

GAAP net income (loss)	$106,808	$(670,078)
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(122,890)	686,772
Less: Realized gains from early termination of credit swaps sold by Primus Financial	—	(24)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	393	733

Less: Provision for CDS on ABS credit events	(15,054)	(189)
Add: Reduction in provision for CDS on ABS credit events upon termination of credit swaps	24,628	4,875

Net Economic Results	$(6,115)	$22,089

Economic earnings (loss) per diluted share	$(0.15)	$0.49
Economic weighted average common shares outstanding — diluted	40,861	45,116
Economic earnings per diluted share is calculated by dividing net economic results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities). Economic loss per diluted share is calculated by dividing net economic results by the weighted average number of common shares and is not adjusted for the potential issuance of common shares (dilutive securities) because this would result in an anti-dilutive effect.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2009 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property leases	$8,185	$1,202	$2,425	$2,343	$2,215
7% Senior Notes	99,268	—	—	—	99,268
Interest on 7% Senior Notes (b)	182,935	3,362	7,670	13,897	158,006
Subordinated deferrable interest notes	200,000	—	—	—	200,000
Interest on subordinated deferrable interest notes (a)	104,035	6,752	13,522	13,504	70,257

Total	$594,423	$11,316	$23,617	$29,744	$529,746

(a)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the first quarter of 2009.

(b)	Net interest payments on the outstanding $99.3 million, 7% Senior Notes at March 31, 2009 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the first quarter of 2009. The counterparty has the right to terminate the interest rate swap agreement in 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.
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

Liquidity and Capital Resources
Capital Strategy
Our consolidated cash, cash equivalents and available-for-sale investments were $747.4 million and $763.8 million as of March 31, 2009 and December 31, 2008, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Primus Financial does not provide collateral to its counterparties. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At March 31, 2009 and December 31, 2008, Primus Financial had cash, cash equivalents and available-for-sale investments of $682.0 million and $687.3 million, respectively, which management believes is sufficient to operate its credit swap business. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts. At March 31, 2009, the average remaining tenor on the credit swap portfolio was 2.86 years and the total future premium receipts on Primus Financial’s credit swap portfolio was approximately $255 million (assuming all credit swaps in the portfolio run to full maturity).
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
Cash Flows
Cash flows from operating activities — Net cash provided by (used in) operating activities was $(7.1) million and $13.5 million for the three months ended March 31, 2009 and 2008, respectively. The change was primarily attributable to realized losses on credit swaps related to credit events and lower premium income on a reduced credit swap portfolio during the first quarter of 2009 compared with the first quarter of 2008.
Cash flows from investing activities — Net cash provided by investing activities was $252.3 million and $199.7 million for the three months ended March 31, 2009 and 2008, respectively. The increase was primarily attributable to the maturity of our available-for-sale-investments during the first quarter of 2009 compared with 2008.
Cash flows from financing activities — Net cash used in financing activities was $6.5 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. The increase was primarily attributable to our purchases of our common shares and 7% Senior Notes.
With our current capital resources and anticipated future credit swap premium receipts, interest income and other income, we believe we have sufficient liquidity to pay our operating expenses, debt service obligations and preferred distributions over at least the next twelve months.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of U.S. Private Securities Litigation Reform Act of 1995 with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	competitive conditions and pricing levels;

•	change in rating agency requirements or methodology;

•	counterparty limits and risk;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	successful implementation of our 2009 Business Outlook and Strategy; and

•	uncertainties that have not been identified at this time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of March 31, 2009, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $41.6 million.
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

Item 4. Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to rules 13a-15 and 15-15d promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the first quarter ended March 31, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

January 1 – 31	161,570	$1.74	161,570	$21,431,189
February 1 – 28	125,141	$1.48	125,141	$21,245,980
March 1 – 31	413,052	$1.61	413,052	$20,580,966

Total	699,763	$1.62	699,763

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. The amounts in this column do not reflect the cost of approximately $9.4 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended March 31, 2009.
Item 6. Exhibits
Exhibits:

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 8, 2009

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