Form 10-Q/A
period 2009-03-31
PRIMUS GUARANTY LTD
filed 2009-07-17
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE
This Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as originally filed on May 11, 2009, to restate the financial statements included in the Form 10-Q to reflect the application of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).
Based on the applicable accounting guidance, the preferred stock of Primus Financial Products, LLC, our subsidiary, meets the definition of a noncontrolling interest under SFAS No. 160. SFAS No. 160, issued by the Financial Accounting Standards Board in December 2007, was effective for the first annual reporting period beginning on or after December 15, 2008, and therefore, applicable to us on January 1, 2009. Accordingly, SFAS No. 160 requires us to report noncontrolling interests in subsidiaries as a separate component of equity in the condensed consolidated statements of financial condition. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the condensed consolidated statements of operations. The presentation and disclosure requirements under SFAS No. 160 are to be applied retrospectively to all periods presented. See note 13 of notes to condensed consolidated financial statements for the effect of the changes in the presentation of noncontrolling interests (preferred securities of subsidiary) as noted above.
Each item of the Quarterly Report on Form 10-Q for the three months ended March 31, 2009 as originally filed on May 11, 2009 that was affected by the reclassification has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the reclassification.

Primus Guaranty, Ltd.
Form 10-Q/A
For the three months ended March 31, 2009

Part I. Financial Information

Item 1. Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition (Restated)
(in thousands except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$519,461	$280,912
Available-for-sale investments	227,956	482,930
Trading account assets	3,830	3,940
Accrued interest receivable	1,418	3,704
Accrued premiums and receivables on credit swaps	3,118	2,764
Fixed assets and software costs, net	3,050	3,308
Debt issuance costs, net	5,737	6,153
Other assets	8,472	10,520

Total assets	$773,042	$794,231

Liabilities and Equity
Accounts payable and accrued expenses	$2,911	$1,737
Accrued compensation	450	1,768
Interest payable	389	535
Unrealized loss on credit swaps, at fair value	2,050,571	2,173,461
Payable for credit events	12,716	3,186
Long-term debt	305,972	317,535
Other liabilities	563	444

Total liabilities	2,373,572	2,498,666

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 40,655,613 and 40,781,538 shares issued and outstanding at March 31, 2009 and December 31, 2008	3,252	3,263
Additional paid-in capital	281,176	281,596
Accumulated other comprehensive income (loss)	(1,564)	908
Retained earnings (deficit)	(1,981,915)	(2,088,723)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(1,699,051)	(1,802,956)
Preferred securities of subsidiary	98,521	98,521

Total equity (deficit)	(1,600,530)	(1,704,435)

Total liabilities and equity (deficit)	$773,042	$794,231

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations (Restated)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Revenues
Net credit swap revenue (loss)	$110,881	$(663,615)
Asset management and advisory fees	419	1,090
Interest income	2,373	9,194
Gain on retirement of long-term debt	5,759	—
Impairment loss on available-for-sale investments	(609)	—
Other	(76)	(25)

Total net revenues (losses)	118,747	(653,356)

Expenses
Compensation and employee benefits	4,715	6,191
Professional and legal fees	1,421	1,023
Depreciation and amortization	258	329
Technology and data	818	1,111
Interest expense	2,758	4,891
Other	883	1,323

Total expenses	10,853	14,868

Income (loss) before provision for income taxes	107,894	(668,224)
Provision for income taxes	142	49

Net income (loss)	107,752	(668,273)
Distributions on preferred securities of subsidiary	944	1,805

Net income (loss) available to common shares	$106,808	$(670,078)

Income (loss) per common share:
Basic	$2.61	$(14.85)
Diluted	$2.61	$(14.85)
Average common shares outstanding:
Basic	40,861	45,108
Diluted	40,888	45,108
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows (Restated)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income (loss) available to common shares	$106,808	$(670,078)
Distributions on preferred securities of subsidiary	944	1,805

Net income (loss)	107,752	(668,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items included in net loss:
Depreciation and amortization	258	329
Share compensation	821	1,310
Net unrealized (gains) losses on credit and other swaps	(122,890)	686,677
Net amortization of premium and discount on securities	(322)	(765)
Gain on retirement of long-term debt	(5,759)	—
Impairment loss on available-for-sale investments	609	—
Amortization of debt issuance costs	72	78
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	2,286	(16)
Accrued premiums and interest receivable on credit and other swaps	(354)	154
Other assets	939	1,027
Trading account assets	110	—
Accounts payable and accrued expenses	1,174	(255)
Accrued compensation	(1,318)	(3,457)
Payable for credit events	9,530	—
Interest payable	(146)	(308)
Accrued premiums and payables on credit and other swaps	—	(1,313)
Restructuring liabilities	—	(1,709)
Other liabilities	119	20

Net cash provided by (used in) operating activities	(7,119)	13,499

Cash flows from investing activities
Fixed asset purchases and capitalized software costs	—	(253)
Payments received from CLO investments	94	871
Purchases of available-for-sale investments	—	(568,884)
Maturities and sales of available-for-sale investments	252,196	767,940

Net cash provided by investing activities	252,290	199,674

Cash flows from financing activities
Retirement of long-term debt	(4,351)	—
Purchase and retirement of common shares	(1,252)	(165)
Net preferred distributions of subsidiary	(944)	(1,805)

Net cash used in financing activities	(6,547)	(1,970)

Net effect of exchange rate changes on cash	(75)	(46)
Net increase in cash	238,549	211,157
Cash and cash equivalents at beginning of period	280,912	242,665

Cash and cash equivalents at end of period	$519,461	$453,822

Supplemental disclosures
Cash paid for interest	$2,833	$5,122
Cash paid for taxes	$8	$13
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
Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income (loss) available to common shares as a result of these reclassifications. Foreign currency revaluation loss of $25 thousand in the condensed consolidated statements of operations during the three months ended March 31, 2008 has been reclassified to Other Revenues.
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

The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
Corporate debt securities	4,284	(2,112)	—	—	4,284	(2,112)
ABS	9	(3)			9	(3)

Total	$4,293	$(2,115)	$—	$—	$4,293	$(2,115)

	December 31, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$24,968	$(39)	$—	$—	$24,968	$(39)
Corporate debt securities	17,364	(912)	—	—	17,364	(912)

Total	$42,332	$(951)	$—	$—	$42,332	$(951)

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

The following table below provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Trading	Available-for-
	Account	Sale	Available-for-Sale
	Assets	Investments	Investments

Balance, beginning of period	$3,940	$796	$9,657
Realized losses	—	(614)	(4,876)
Unrealized gains (losses)	(110)	171	(2,760)
Purchases, sales, issuances and settlements	—	12	5,000

Balance, end of period	$3,830	$365	$7,021

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

9. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Net earnings (loss) available to common shares	$106,808	$(670,078)
Weighted-average basic shares outstanding	40,861	45,108
Effect of dilutive instruments
Employee options	—	—
Restricted share units	27	—
Warrants	—	—

Dilutive potential shares	27	—
Diluted shares	40,888	45,108

Basic EPS	$2.61	$(14.85)
Diluted EPS	$2.61	$(14.85)
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
11. Comprehensive Income (Loss) (Restated)
Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$107,752	$(668,273)
Other comprehensive income (loss):
Foreign currency translation adjustments	(75)	(46)
Change in net unrealized losses on available-for-sale investments	(2,397)	(1,275)

Comprehensive income (loss):	105,280	(669,594)
Distributions on preferred securities of subsidiary	944	1,805

Comprehensive income (loss) available to common shares	$104,336	$(671,399)

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
13. Restatement for the effects of the adoption of SFAS No. 160
Our adoption of SFAS No. 160 on January 1, 2009 required us to reclassify $98.5 million of the preferred securities of subsidiary as of March 31, 2009 and December 31, 2008, respectively, from mezzanine to equity on the condensed consolidated statements of financial condition. This reclassification had no impact on our net income (loss) available to common shares or cash flows, but did result in certain changes in the presentation of the distributions on preferred securities of subsidiary in our condensed consolidated statements of operations and condensed consolidated statements of cash flows. Prior to adoption of SFAS No. 160, we recorded the distributions on preferred securities of subsidiary in the determination of net income (loss). Upon the adoption of SFAS No. 160, the distributions on preferred securities of subsidiary is deducted from net income (loss) to determine net income (loss) available to common shares.

A summary of the effects of the reclassification on the condensed consolidated financial condition as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(As Previously Reported)		(As Restated)

Total liabilities	$2,373,572	$2,498,666	$2,373,572	$2,498,666

Preferred securities of subsidiary	98,521	98,521	N/A	N/A

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(1,699,051)	(1,802,956)	(1,699,051)	(1,802,956)
Preferred securities of subsidiary	—	—	98,521	98,521

Total equity (deficit)	(1,699,051)	(1,802,956)	(1,600,530)	(1,704,435)

A summary of the effects of the reclassification on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(As Previously Reported)		(As Restated)

Income (loss) before provision for income taxes	$106,950	$(670,029)	$107,894	$(668,224)
Provision (benefit) for income taxes	142	49	142	49

Net income (loss)	N/A	N/A	107,752	(668,273)
Distributions on preferred securities of subsidiary	944	1,805	944	1,805

Net income (loss) available to common shares	$106,808	$(670,078)	$106,808	$(670,078)

A summary of the effects of the reclassification on the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2009		2008		2009	2008
	(As Previously Reported)				(As Restated)

Net income (loss) available to common shares	$	N/A	$	N/A	$106,808	$(670,078)
Distributions on preferred securities of subsidiary		N/A		N/A	944	1,805

Net income (loss)		106,808		(670,078)	107,752	(668,273)

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
Level 3 Assets and Liabilities
Level 3 assets, which include trading account assets and our two CLO investments, were $4.2 million, or 0.6% of total assets measured at fair value, at March 31, 2009. Level 3 liabilities, which include Primus Financial’s credit swaps sold, were $2.1 billion, or 100% of total liabilities measured at fair value, at March 31, 2009. Primus Financial’s credit swap valuation techniques are described below.
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
Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008
Overview of Financial Results
GAAP net income available to common shares for the first quarter of 2009 was $106.8 million compared with a GAAP net loss available to common shares of $(670.1) million for the first quarter of 2008. Our GAAP net income (loss) available to common shares primarily was driven by net credit swap revenue (loss) of $110.9 million and $(663.6) million, respectively. Net credit swap revenue (loss) primarily was attributable to mark-to-market unrealized gains on Primus Financial’s credit swap portfolio during the first quarter of 2009 compared to significant mark-to-market unrealized losses during the first quarter of 2008.

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
We transacted credit swaps denominated in U.S. dollars and euros during the three months ended March 31, 2009 and 2008. Euro-denominated credit swaps comprised 41% of the notional amount of our Primus Financial single name credit swaps sold portfolio at March 31, 2009. The majority of the euro premium receipts are sold as they are received for U.S dollars, and only a small working cash balance in euros is retained.

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
We define Economic Results as GAAP net income (loss) available to common shares adjusted for the following:
•	Unrealized gains (losses) on credit swaps sold by Primus Financial are excluded from GAAP net income (loss) available to common shares;
•	Realized gains from early termination of credit swaps sold by Primus Financial are excluded from GAAP net income (loss) available to common shares;
•	Realized gains from early termination of credit swaps sold by Primus Financial are amortized over the period that would have been the remaining life of the credit swap, and that amortization is added to GAAP net income (loss) available to common shares; and
•	Provision for CDS on ABS credit events; and
•	Reduction in provision for CDS on ABS credit events upon termination of credit swaps.
We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of the credit swap portfolio do not necessarily cause Primus Financial to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage the Primus Financial portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark-to-market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of the credit swap portfolio have no impact on our liquidity, as Primus Financial does not provide counterparties with collateral, nor its credit ratings, as the capital models do not consider changes in fair value a determinant of capital sufficiency. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize these realized gains over the original remaining life of the terminated contracts. We make provisions for estimated costs of CDS on ABS credit events in the period in which the event occurs. Provisions are adjusted to reflect known settlement amounts in the period in which the settlement occurs. We reduce the provision for CDS on ABS when the settlement of the credit event occurs.

The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
GAAP net income (loss) available to common shares	$106,808	$(670,078)
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(122,890)	686,772
Less: Realized gains from early termination of credit swaps sold by Primus Financial	—	(24)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	393	733
Less: Provision for CDS on ABS credit events	(15,054)	(189)
Add: Reduction in provision for CDS on ABS credit events upon termination of credit swaps	24,628	4,875

Net Economic Results	$(6,115)	$22,089

Economic earnings (loss) per diluted share	$(0.15)	$0.49
Economic weighted average common shares outstanding — diluted	40,861	45,116
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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the safe harbor provisions of U.S. Private Securities Litigation Reform Act of 1995 with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
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
We face other market risks, which are likely to have a lesser impact upon our net income (loss) available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $250,000 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on our $200 million of subordinated deferrable interest notes. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $500,000 annually.
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
Date: July 17, 2009

EXHIBIT INDEX
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