Form 10-Q
period 2009-06-30
PRIMUS GUARANTY LTD
filed 2009-08-07
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-32307

Primus Guaranty, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0402357 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 40,030,775.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended June 30, 2009

Part I. Financial Information

Item 1.	Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$604,856	$280,912
Available-for-sale investments	133,792	482,930
Trading account assets	263	3,940
Accrued interest receivable	890	3,704
Accrued premiums and receivables on credit swaps	2,315	2,764
Fixed assets and software costs, net	2,569	3,308
Debt issuance costs, net	4,999	6,153
Other assets	5,916	10,520

Total assets	$755,600	$794,231

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$2,031	$1,737
Accrued compensation	1,761	1,768
Interest payable	88	535
Unrealized loss on credit swaps, at fair value	1,497,947	2,173,461
Payable for credit events	2,040	3,186
Long-term debt	253,894	317,535
Other liabilities	573	444

Total liabilities	1,758,334	2,498,666

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 40,352,509 and 40,781,538 shares issued and outstanding at June 30, 2009 and December 31, 2008	3,228	3,263
Additional paid-in capital	286,305	281,596
Accumulated other comprehensive income (loss)	(382)	908
Retained earnings (deficit)	(1,384,987)	(2,088,723)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(1,095,836)	(1,802,956)
Preferred securities of subsidiary	93,102	98,521

Total equity (deficit)	(1,002,734)	(1,704,435)

Total liabilities and equity (deficit)	$755,600	$794,231

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues
Net credit swap revenue (loss)	$571,883	$270,990	$682,764	$(392,625)
Asset management and advisory fees	387	1,090	806	2,180
Interest income	1,125	6,319	3,498	15,513
Gain on retirement of long-term debt	33,189	—	38,948	—
Impairment losses on available-for-sale investments	(152)	—	(761)	—
Other	2,550	(102)	2,474	(127)

Total net revenues (losses)	608,982	278,297	727,729	(375,059)

Expenses
Compensation and employee benefits	4,566	5,964	9,281	12,155
Professional and legal fees	1,957	1,281	3,378	2,304
Depreciation and amortization	251	334	509	663
Technology and data	732	900	1,550	2,011
Interest expense	2,310	3,973	5,068	8,864
Other	1,163	1,300	2,046	2,623

Total expenses	10,979	13,752	21,832	28,620

Income (loss) before provision for income taxes	598,003	264,545	705,897	(403,679)
Provision (benefit) for income taxes	5	—	147	49

Net income (loss)	597,998	264,545	705,750	(403,728)
Distributions on preferred securities of subsidiary	1,070	1,942	2,014	3,747

Net income (loss) available to common shares	$596,928	$262,603	$703,736	$(407,475)

Income (loss) per common share:
Basic	$14.76	$5.81	$17.31	$(9.02)
Diluted	$14.46	$5.78	$17.12	$(9.02)
Average common shares outstanding:
Basic	40,430	45,225	40,646	45,166
Diluted	41,268	45,406	41,096	45,166
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income (loss) available to common shares	$703,736	$(407,475)
Distributions on preferred securities of subsidiary	2,014	3,747

Net income (loss)	705,750	(403,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items included in net loss:
Depreciation and amortization	509	663
Share compensation	2,039	2,573
Net unrealized losses on credit and other swaps	(675,514)	442,028
Net amortization of premium and discount on securities	(354)	(1,128)
Gain on retirement of long-term debt	(38,948)	—
Impairment losses on available-for-sale investments	761	—
Amortization of debt issuance costs	132	156
Loss on disposal of assets	286	—
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	2,814	1,550
Accrued premiums and receivables on credit swaps	449	717
Other assets	(632)	865
Trading account assets	3,677	—
Accounts payable and accrued expenses	294	—
Accrued compensation	(7)	(1,253)
Payable for credit events	(1,146)	—
Interest payable	(447)	(462)
Accrued premiums and payables on credit and other swaps	—	(1,770)
Restructuring liabilities	—	(1,709)
Other liabilities	129	(6)

Net cash provided by (used in) operating activities	(208)	38,496

Cash flows from investing activities
Fixed asset purchases and capitalized software costs	(56)	(477)
Payments received from CLO investments	94	2,063
Purchases of available-for-sale investments	(20,566)	(1,059,776)
Maturities and sales of available-for-sale investments	367,796	1,084,890

Net cash provided by investing activities	347,268	26,700

Cash flows from financing activities
Retirement of long-term debt	(18,435)	—
Purchase and retirement of common shares	(1,876)	(195)
Purchase of preferred securities of subsidiary	(908)	—
Net preferred distributions of subsidiary	(2,014)	(3,747)

Net cash used in financing activities	(23,233)	(3,942)

Net effect of exchange rate changes on cash	117	(61)
Net increase in cash	323,944	61,193
Cash and cash equivalents at beginning of period	280,912	242,665

Cash and cash equivalents at end of period	$604,856	$303,858

Supplemental disclosures
Cash paid for interest	$5,387	$9,171
Cash paid for taxes	$11	$25
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands)

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
	(unaudited)
Common shares
Balance at beginning of period	$3,263	$3,603
Shares purchased and retired	(81)	(359)
Shares vested under employee compensation plans	46	19

Balance at end of period	3,228	3,263

Additional paid-in capital
Balance at beginning of period	281,596	280,224
Common shares purchased and retired	(1,689)	(3,220)
Shares vested under employee compensation plans	1,887	4,592
Preferred shares purchased by subsidiary	4,511	—

Balance at end of period	286,305	281,596

Accumulated other comprehensive income (loss)
Balance at beginning of period	908	(4,712)
Foreign currency translation adjustments	117	(447)
Change in unrealized holding gains (losses) on available-for-sale securities	(1,407)	6,067

Balance at end of period	(382)	908

Retained earnings (deficit)
Balance at beginning of period	(2,088,723)	(372,577)
Net income (loss)	705,750	(1,709,504)
Distributions on preferred securities of subsidiary	(2,014)	(6,642)

Balance at end of period	(1,384,987)	(2,088,723)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(1,095,836)	(1,802,956)

Preferred securities of subsidiary
Balance at beginning of period	98,521	98,521
Net purchase of preferred shares	(5,419)	—

Balance at end of period	93,102	98,521

Total equity (deficit) at end of period	$(1,002,734)	$(1,704,435)

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its two principal operating subsidiaries, Primus Financial Products, LLC (“Primus Financial”) and Primus Asset Management, Inc. (“Primus Asset Management”).
Primus Financial is a Delaware limited liability company that, as a credit derivative product company (“CDPC”), was established to sell credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial has agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay to its counterparty an amount determined through industry-sponsored auctions equivalent to the notional amount of the credit swap less the auction-determined recovery price of the underlying debt obligation. Primus Financial may elect to acquire the underlying security in the related auction or otherwise and seek to sell such obligation at a later date. Credit swaps sold by Primus Financial on a single specified Reference Entity are referred to as “single name credit swaps.”
Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (Standard & Poor’s Ratings Services, or “S&P”/ Moody’s Investors Service Inc., or “Moody’s”) or below of the reference obligation.
As announced earlier in the year, one of the Company’s 2009 business priorities and initiatives is to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that new credit swaps will be added to its portfolio.
Primus Asset Management, a Delaware corporation, acts as an investment manager to affiliated companies and third party entities. It also manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two collateralized loan obligations (“CLOs”). CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade collateralized swap obligations (“CSOs”) on behalf of third parties. CSOs issues securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of June 30, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $21.3 billion in notional amount and CLO and CSO assets of approximately $1.5 billion. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.

Primus Re, Ltd. (“Primus Re”), a subsidiary, is a Bermuda company that is a financial guaranty insurance company and is registered as a Class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, or the Bermuda Insurance Act. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re has been inactive since 2007.
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
Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income (loss) available to common shares as a result of these reclassifications. Foreign currency revaluation loss of $102 thousand and $127 thousand in the condensed consolidated statements of operations during the three and six months ended June 30, 2008, respectively, has been reclassified to “Revenues — Other.”
2. Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combinations That Arise from Contingencies (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of SFAS No. 141(R). The Company will apply the provisions of SFAS No. 141(R) for any business combinations that close on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling interests as a separate component of equity (as opposed to liability or mezzanine) in the condensed consolidated statements of financial condition. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the condensed consolidated statements of operations. The presentation and disclosure requirements under SFAS No. 160 are to be applied retrospectively to all periods presented. Based on the accounting guidance under SFAS No. 160, the preferred stock of Primus Financial meets the definition of a noncontrolling interest. The Company adopted SFAS No. 160 on January 1, 2009 and resulted in the preferred securities of subsidiary to be reclassified from mezzanine to equity on the condensed consolidated statements of financial condition. This reclassification had no impact on the Company’s net income (loss) available to common shares or cash flows, but did result in certain changes in the presentation of the distributions on preferred securities of subsidiary in the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows.
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
In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities (“VIEs”). Effective January 1, 2009, the Company adopted the provisions of FSP No. FAS 140-4 and FIN 46(R)-8. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in VIEs, the adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF No. 99-20. The FSP amends EITF No. 99-20, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment models in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective January 1, 2009, the Company adopted the provisions of FSP EITF 99-20-1. The adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Effective in the second quarter of 2009, the Company adopted the provisions of this FSP. The adoption did not affect the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. Effective in the second quarter of 2009, the Company adopted the provisions of this FSP. The adoption did not affect the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires that the fair value disclosures prescribed by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, be included in financial statements prepared for interim periods. Effective in the second quarter of 2009, the Company adopted the provisions of this FSP. Since this FSP involves only additional disclosures regarding the fair value of financial instruments, the adoption did not affect the Company’s financial condition, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Effective in the second quarter of 2009, the Company adopted the provisions of SFAS No. 165. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company evaluated events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date these financial statements were issued. See note 12 of notes to condensed consolidated financial statements for disclosure of subsequent events.
In June 2009, the FASB issued SFAS No. 167, Amendments to FIN 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to improve financial reporting by enterprises involved with a VIE. SFAS No. 167 amends FIN 46(R) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE as defined in SFAS No. 167. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the requirements of SFAS No. 167 and the impact of the adoption that it will have on its condensed consolidated financial statements. SFAS No. 167 will be effective for the Company on January 1, 2010.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of the U.S. federal securities law are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. On the effective date of SFAS No. 168, the Codification will supercede all then-existing non-SEC accounting and reporting standards.

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
The following tables summarize the composition of the Company’s available-for-sale investments at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$108,580	$158	$(3)	$108,735
Corporate debt securities	25,450	135	(528)	25,057

Total	$134,030	$293	$(531)	$133,792

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency obligations	$458,909	$2,016	$(39)	$460,886
Collateralized loan obligations	791	—	—	791
Corporate debt securities	22,076	84	(912)	21,248
ABS	5	—	—	5

Total	$481,781	$2,100	$(951)	$482,930

The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$—	$—	$24,999	$(3)	$24,999	$(3)
Corporate debt securities	—	—	5,897	(528)	5,897	(528)

Total	$—	$—	$30,896	$(531)	$30,896	$(531)

	December 31, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$24,968	$(39)	$—	$—	$24,968	$(39)
Corporate debt securities	17,364	(912)	—	—	17,364	(912)

Total	$42,332	$(951)	$—	$—	$42,332	$(951)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value of the investment; the Company’s intent to sell the investment or if it is more likely than not it will be required to sell the investment before recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows of the investment. If the Company, based on its evaluation, determines that the impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the condensed consolidated statements of operations.
As a result of defaults and downgrades in the credit ratings of the underlying collateral loans, the level of subordination in the investment, and reduced estimated future cash flows, the Company determined that there was an other-than-temporary impairment in the fair value of the subordinated notes representing the Company’s CLO investments. Based on the Company’s evaluation during the first six months of 2009, the Company considered its CLO investments to be impaired at June 30, 2009. As a result, during the three and six months ended June 30, 2009, the Company recorded additional impairment losses on its CLO investments, all of which related to credit losses of approximately $0.2 million and $0.7 million, respectively, in the condensed consolidated statements of operations. Both CLO investments have been written down to zero at June 30, 2009.
As of June 30, 2009, approximately 81% of the Company’s available-for-sale investments will mature within one year. The U.S. government agency obligations will mature before the end of November 2009. The two CLO investments are scheduled to mature in 2019 and 2021, respectively, although the actual maturity of each may be sooner.

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
Credit swaps are derivative transactions that obligate one party to the transaction (the “Seller”) to pay an amount to the other party to the transaction (the “Buyer”) should an unrelated third party (the Reference Entity), specified in the contract be subject to a defined credit event. The amount to be paid by the Seller following adoption of an industry-wide auction protocol generally will be the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In certain cases, the Seller may elect to purchase the defined obligation of the Reference Entity in the auction or otherwise and hold such obligation seeking to achieve a greater recovery than implied by such auction. In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium is generally paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss).
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

In accordance with GAAP, the Company carries its credit swaps on its condensed consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue (loss) in the Company’s condensed consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to the Company’s net credit swap revenue and the decline will subtract from the Company’s net credit swap revenue for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are predominantly a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps and nonperformance risk adjustment. The Company generally has held the credit swaps it has sold to maturity, at which point, assuming no defined credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.
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
Primus Financial’s counterparties are generally financial institutions with whom it has entered into ISDA Master Agreements. For the six months ended June 30, 2009, two individual counterparties generated greater than 10% of the Company’s consolidated net premium revenue. Primus Financial’s top counterparty and top five counterparties represented approximately 14% and 42%, respectively, of its credit swap portfolio in notional amounts outstanding at June 30, 2009.
Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information
The following table presents the components of consolidated net credit swap revenue (loss) for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net premium income	$22,234	$27,239	$44,703	$54,550
Net realized losses	(2,975)	(898)	(37,453)	(5,051)
Net change in unrealized gains (losses)	552,624	244,649	675,514	(442,124)

Net credit swap revenue (loss)	$571,883	$270,990	$682,764	$(392,625)

The following table represents the consolidated gross notional amount, fair value and average fair value of open credit swap transactions entered into with third parties at June 30, 2009 and December 31, 2008. Transactions with Lehman Brothers Special Financing Inc. (“LBSF”) are included in the following table (in thousands):

	June 30,	December 31,
	2009	2008
Gross Notional Amounts:
Credit swaps sold-single name	$16,268,579	$17,477,946
Credit swaps sold-tranche	5,000,000	5,000,000
CDS on ABS	40,000	67,654
Credit swaps purchased-single name	(11,740)	(11,740)
Fair Value:
Liability	1,497,947	2,173,461
Average Fair Value:
Asset	—	495
Liability	1,791,457	1,321,799
“Liability” in the table above represents unrealized losses on credit swaps. The Liability at June 30, 2009 and December 31, 2008 includes a favorable nonperformance risk adjustment of approximately $495.8 million and $1.3 billion, respectively, as further discussed in note 5 of notes to condensed consolidated financial statements. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial with each of its counterparties under an ISDA Master Agreement. In the table above, the notional amounts of the credit swap contracts are presented on a gross basis and the fair values of such contracts are netted by counterparty.
The tables below summarize in thousands, by credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of June 30, 2009 and December 31, 2008. Transactions with LBSF are included in the following tables and are noted as a non rated counterparty. See note 7 of notes to condensed consolidated financial statements for further discussion.

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moodyr’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$211,215	$(2,075)	$525,812	$(19,442)
Aa	2,370,805	(51,301)	2,815,912	(83,984)
A	5,647,459	(81,519)	5,825,968	(162,262)
Baa	6,189,215	(121,755)	6,629,514	(321,765)
Ba	1,085,931	(62,611)	1,168,506	(128,516)
B	344,739	(36,087)	253,422	(30,355)
Caa	207,000	(44,696)	112,812	(47,423)
Ca	—	—	105,000	(48,506)
C	201,215	(125,920)	35,000	(3,189)
D	11,000	(5,172)	6,000	(782)

Total	$16,268,579	$(531,136)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aaa	$1,200,000	$(60,612)	$2,700,000	$(495,997)
Aa	2,100,000	(370,037)	1,350,000	(386,705)
A	400,000	(92,986)	200,000	(73,091)
Baa	650,000	(160,950)	600,000	(231,999)
Ba	500,000	(166,787)	—	—
B	—	—	150,000	(88,725)
Caa	150,000	(90,621)	—	—

Total	$5,000,000	$(941,993)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$—	$—	$5,000	$(2,530)
Baa	5,000	(3,089)	15,000	(11,089)
Ba	—	—	5,000	(3,607)
C	35,000	(25,275)	42,654	(36,193)

Total	$40,000	$(28,364)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$208	$(4,120)	$536
Baa	—	—	(3,580)	474
Ba	(3,580)	1,243	(4,040)	1,689
Caa	(4,040)	2,095	—	—

Total	$(11,740)	$3,546	$(11,740)	$2,699

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$10,000	$(216)	$2,411,228	$(94,793)
Aa	12,375,686	(401,122)	11,930,958	(573,250)
A	2,475,546	(74,491)	1,746,917	(100,189)
Baa	80,000	(737)	—	—
Non rated	1,327,347	(54,570)	1,388,843	(77,992)

Total	$16,268,579	$(531,136)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aa	$4,550,000	$(832,237)	$4,550,000	$(1,132,176)
A	450,000	(109,756)	450,000	(144,341)

Total	$5,000,000	$(941,993)	$5,000,000	$(1,276,517)

CDS on ABS:
Aa	$5,000	$(3,679)	$43,494	$(32,519)
A	30,000	(20,583)	19,160	(17,093)
Non rated	5,000	(4,102)	5,000	(3,807)

Total	$40,000	$(28,364)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
Aa	$(11,740)	$3,546	$(11,740)	$2,699

Total	$(11,740)	$3,546	$(11,740)	$2,699

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$446,215	$(19,408)	$555,812	$(19,594)
AA	1,836,277	(28,679)	2,276,042	(78,128)
A	6,549,855	(100,764)	6,984,696	(200,543)
BBB	5,797,132	(109,347)	6,427,687	(336,933)
BB	970,195	(89,788)	722,933	(71,601)
B	315,657	(28,937)	289,246	(71,219)
CCC	126,033	(16,049)	180,530	(64,235)
CC	216,215	(132,992)	—	—
C	—	—	35,000	(3,189)
D	11,000	(5,172)	6,000	(782)

Total	$16,268,579	$(531,136)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AAA	$1,900,000	$(181,496)	$3,600,000	$(738,361)
AA	1,000,000	(182,302)	450,000	(144,341)
A	800,000	(159,837)	100,000	(37,107)
BBB	650,000	(160,950)	500,000	(187,384)
BB	300,000	(96,565)	200,000	(80,599)
B	200,000	(70,222)	100,000	(60,460)
CCC	150,000	(90,621)	50,000	(28,265)

Total	$5,000,000	$(941,993)	$5,000,000	$(1,276,517)

CDS on ABS:
BBB	$15,000	$(10,870)	$15,000	$(10,828)
BB	—	—	10,000	(6,727)
B	10,000	(5,697)	10,000	(6,597)
CCC	5,000	(3,686)	10,000	(7,747)
CC	10,000	(8,111)	22,654	(21,520)

Total	$40,000	$(28,364)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$208	$(4,120)	$536
BBB	—	—	(7,620)	2,163
BB	(4,040)	2,095	—	—
B	(3,580)	1,243	—	—

Total	$(11,740)	$3,546	$(11,740)	$2,699

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$5,142,258	$(169,133)	$7,620,037	$(350,248)
A	9,798,974	(307,433)	8,469,066	(417,984)
Non rated	1,327,347	(54,570)	1,388,843	(77,992)

Total	$16,268,579	$(531,136)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AA	$2,750,000	$(438,913)	$2,850,000	$(640,545)
A	1,800,000	(393,324)	2,150,000	(635,972)
BBB	450,000	(109,756)	—	—

Total	$5,000,000	$(941,993)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$35,000	$(24,262)	$62,654	$(49,612)
Non rated	5,000	(4,102)	5,000	(3,807)

Total	$40,000	$(28,364)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(11,740)	$3,546	$(11,740)	$2,699

Total	$(11,740)	$3,546	$(11,740)	$2,699

The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF, as discussed in note 7), as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$8,526,297	(378,369)	$9,135,739	(481,009)
Europe	6,871,282	(135,585)	7,456,207	(314,651)
Asia-Pacific	692,000	(13,540)	707,000	(38,839)
Others	179,000	(3,642)	179,000	(11,725)

Total	$16,268,579	(531,136)	$17,477,946	(846,224)

By Counterparty:
North America	$8,327,929	(273,521)	$8,872,732	(439,704)
Europe	7,803,650	(255,972)	8,463,214	(401,245)
Asia-Pacific	132,000	(1,641)	132,000	(5,203)
Others	5,000	(2)	10,000	(72)

Total	$16,268,579	$(531,136)	$17,477,946	$(846,224)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	(104,365)	$600,000	(143,205)
Europe	4,400,000	(837,628)	4,400,000	(1,133,312)

Total	$5,000,000	(941,993)	$5,000,000	(1,276,517)

CDS on ABS
By Reference Entity:
North America	$40,000	(28,364)	$67,654	(53,419)

Total	$40,000	(28,364)	$67,654	(53,419)

By Counterparty:
North America	$30,000	(20,999)	$38,494	(27,695)
Europe	10,000	(7,365)	29,160	(25,724)

Total	$40,000	(28,364)	$67,654	(53,419)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(11,740)	3,546	$(11,740)	2,699

Total	$(11,740)	3,546	$(11,740)	2,699

By Counterparty:
Europe	$(11,740)	3,546	$(11,740)	2,699

Total	$(11,740)	3,546	$(11,740)	2,699

The table below shows the distribution of the credit swap portfolio (including transactions with LBSF, as discussed in note 7), by year of maturity as of June 30, 2009 and December 31, 2008 (in thousands). With respect to the CDS on ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2009	$1,401,103	$(8,542)	$2,628,795	$(43,412)
2010	5,809,078	(139,408)	5,815,475	(231,783)
2011	2,780,124	(157,617)	2770,195	(187,662)
2012	5,118,640	(202,499)	5,106,916	(325,565)
2013	1,159,634	(23,070)	1,156,565	(57,802)

Total	$16,268,579	$(531,136)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$1,000,000	$(31,374)	$1,000,000	$(70,593)
2013	350,000	(149,160)	350,000	(167,083)
2014	3,650,000	(761,459)	3,650,000	(1,038,841)

Total	$5,000,000	$(941,993)	$5,000,000	$(1,276,517)

CDS on ABS
Year of Maturity
2009	$—	$—	$—	$—
2010	20,000	(15,899)	10,000	(6,597)
2011	10,000	(6,768)	5,000	(4,491)
2012	10,000	(5,697)	14,160	(10,742)
2013	—	—	15,000	(12,002)
2014	—	—	15,000	(11,554)
2016	—	—	8,494	(8,033)

Total	$40,000	$(28,364)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(11,740)	$3,546	$(11,740)	$2,699

Total	$(11,740)	$3,546	$(11,740)	$2,699

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
Primus Financial’s fair value of its credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The single name credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk as credit spreads on Primus Financial are unobservable as discussed below. In addition, CLO investments and ABS are categorized within Level 3.

Nonperformance Risk Adjustment
As required under SFAS No. 157, the Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Upon adoption of SFAS No. 157 in the first quarter of 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of Primus Financial’s credit swap portfolio. The developing industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. Primus Guaranty derives an estimate of Primus Financial’s credit spread because Primus Financial does not have an actively quoted credit spread. This estimated credit spread was obtained by reference to similar other entities that have quoted spreads. The majority of the comparative entities are engaged in the financial insurance business. The consideration of nonperformance risk resulted in adjustments of approximately $495.8 million and $1.3 billion as of June 30, 2009 and December 31, 2008, respectively, which reduced the fair value of the Company’s credit swap liabilities in the condensed consolidated statements of financial condition.
The changes in nonperformance risk adjustment resulted in a decrease in net credit swap revenue of $(675.4) million and an increase in net credit swap revenue of $167.3 million during the three months ended June 30, 2009 and 2008, respectively. The changes in nonperformance risk adjustment resulted in a decrease in net credit swap revenue of $(757.8) million and an increase in net credit swap revenue of $369.4 million during the six months ended June 30, 2009 and 2008, respectively.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$604,856	$—	$—	$604,856
Available-for-sale investments	—	133,792	—	133,792
Trading account assets	—	—	263	263
Other assets	—	2,577	—	2,577

Total Assets	$604,856	$136,369	$263	$741,488

Liabilities
Unrealized loss on credit swaps	$—	$—	$1,497,947	$1,497,947

Total Liabilities	$—	$—	$1,497,947	$1,497,947

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Assets /
	Identical Assets	Inputs	Inputs	Liabilities
	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Assets
Cash and cash equivalents	$243,909	$37,003	$—	$280,912
Available-for-sale investments	—	482,134	796	482,930
Trading account assets		—	3,940	3,940
Other assets	—	7,813	—	7,813

Total Assets	$243,909	$526,950	$4,736	$775,595

Liabilities
Unrealized loss on credit swaps	$—	$—	$2,173,461	$2,173,461

Total Liabilities	$—	$—	$2,173,461	$2,173,461

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	Trading	Available-for-	Available-for-
	Account	Sale	Sale
	Assets	Investments	Investments

Balance, beginning of period	$3,830	$365	$7,021
Realized gains (losses)	2,488	(194)	—
Unrealized gains (losses)	88	(171)	(239)
Purchases, sales, issuances and settlements	(6,143)	—	—

Balance, end of period	$263	$—	$6,782

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	Trading	Available-for-	Available-for-
	Account	Sale	Sale
	Assets	Investments	Investments

Balance, beginning of period	$3,940	$796	$9,657
Realized losses	2,378	(808)	—
Unrealized gains (losses)	88	—	(2,999)
Purchases, sales, issuances and settlements	(6,143)	12	124

Balance, end of period	$263	$—	$6,782

Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in “Accumulated other comprehensive income (loss)”, which is a component of “Shareholders’ equity (deficit) of Primus Guaranty, Ltd.” in the condensed consolidated statements of financial condition. Unrealized gains or losses on Level 3 assets (trading account assets) are recorded in “Revenues — Other” in the condensed consolidated statements of operations.
The following table provides a reconciliation for the Company’s liabilities (unrealized loss on credit swaps) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Unrealized Loss on Credit Swaps	2009	2008	2009	2008

Balance, beginning of period	$(2,050,571)	$(713,613)	$(2,173,461)	$(368,739)
Net realized losses	2,975	—	37,453	4,876
Unrealized gains (losses)	549,649	167,385	638,061	(182,365)

Balance, beginning of period	$(1,497,947)	$(546,228)	$(1,497,947)	$(546,228)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in “Net credit swap revenue (loss)” in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Level 3 assets, which include trading account assets, were $0.3 million, or 0.04% to the total assets measured at fair value, at June 30, 2009. Level 3 liabilities, which include Primus Financial’s credit swaps sold, were $1.5 billion, or 100% of total liabilities measured at fair value, at June 30, 2009.
Financial Instruments Not Measured at Fair Value
The Company’s long-term debt is recorded at historical amounts. At June 30, 2009, the carrying value and fair value of the 7% Senior Notes were $95.9 million and $42.0 million, respectively. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price. At June 30, 2009, the carrying value of Primus Financial’s subordinated deferrable interest notes was $155.4 million. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no current market activity of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.73% for the six months ended June 30, 2009, with the first maturity date on such notes scheduled to fall in June 2021.

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
6. Credit Events and Terminations of Credit Swaps
The following table presents the components of realized losses recorded by Primus Financial, related to credit events and terminations of credit swaps for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Realized losses on single name credit swaps	$—	$(898)	$(9,850)	$(900)
Realized losses on CDS on ABS	(3,000)	—	(27,628)	(4,875)

Total realized losses	$(3,000)	$(898)	$(37,478)	$(5,775)

Credit Swaps Sold —Single Name
During the six months ended June 30, 2009, a credit event on one single name Reference Entity, Idearc Inc., occurred in Primus Financial’s credit swap portfolio with a total notional amount of $10 million. As a result, the Company recorded a realized loss of approximately $9.9 million, net of recovery values, related to such credit event in the condensed consolidated results of operations.
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
During the three and six months ended June 30, 2009, Primus Financial recorded realized losses of $3.0 million and $27.6 million, respectively, net of bond recovery values, related to Physical Settlements principal write-downs and terminated credit swaps in its CDS on ABS portfolio. Primus Financial reduced its CDS on ABS portfolio by approximately $27.7 million of total notional amounts for these positions.

At June 30, 2009, Primus Financial’s CDS on ABS portfolio was $40.0 million (in notional amount). The notional principal amount on the CDS on ABS, which had been downgraded to CCC/Caa2 or below, was $35.0 million. Of these swaps, $5.0 million (in notional amount) was written with LBSF, a defaulting counterparty, which is no longer paying premiums. Primus Financial continues to earn and collect premiums on the remaining $30.0 million (in notional amount) of CDS on ABS which had been downgraded to CCC/Caa2.
7. Counterparty Default — LBSF
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps at their fair value. LBSF has been obligated to pay approximately $7.7 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.8 million and $3.6 million on the credit swaps with LBSF during the three and six months ended June 30, 2009, respectively. The cumulative amount of $7.7 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at June 30, 2009.
8. Variable Interest Entities
The FASB issued FASB Interpretation 46R, Consolidation of Variable Interest Entities (“FIN46R”). Under FIN46R, a VIE is defined as an entity that has: (1) an insufficient amount of equity investment to carry out its principal activities without additional subordinated financial support; (2) a group of equity owners that are unable to make significant decisions about its activities; or (3) a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by the entity.
In accordance with FIN46R, the Company is required to consolidate the VIE if it is determined to be the primary beneficiary. The primary beneficiary of the VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and reconsiders that conclusion based on any significant changes to the VIE or if certain events occur as required by FIN46R. The Company’s evaluation consists of performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. When the primary beneficiary cannot be identified through a qualitative analysis, the Company performs a quantitative analysis, which computes and allocates expected losses or expected residual returns to variable interest holders. Under this method, the Company calculates its share of the VIEs expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on the contractual arrangements and the Company’s position in the VIE’s capital structure, under various probability-weighted scenarios.

The Company may be involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities and derivative instruments that may be considered variable interests. Transactions associated with these entities include structured financing arrangements, including CLOs. The Company’s current involvement with VIEs primarily is through activities of Primus Asset Management, which acts as collateral manager for Primus CLO I, Ltd. and Primus CLO II, Ltd. and three investment grade CSOs and earns asset management fees, subject to the terms of each collateral management agreement.
As of June 30, 2009, CLO assets under management were approximately $800 million. The Company has invested, in the aggregate, approximately $14.4 million for a 25% interest in the Subordinated Notes of each CLO. The Company has no contractual obligation to fund or provide other support to each CLO. Since inception of each investment in the CLOs, the Company has received cash returns in the aggregate of approximately $4.3 million. The Company recorded impairment losses on its CLO investments, related all to credit losses of $0.2 million and $0.7 million in the condensed consolidated statements of operations during the three and six months ended June 30, 2009, respectively. At June 30, 2009, the fair values of the CLO investments were zero; therefore, the Company no longer has exposure to future realized losses on its current CLO investments.
9. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings (loss) available to common shares	$596,928	$262,603	$703,736	$(407,475)
Weighted-average basic shares outstanding	40,430	45,225	40,646	45,166
Effect of dilutive instruments:
Share options	—	—	—	—
Restricted share units	838	181	450	—

Dilutive potential shares	838	181	450	—
Weighted-average diluted shares	41,268	45,406	41,096	45,166
Basic EPS	$14.76	$5.81	$17.31	$(9.02)
Diluted EPS	$14.46	$5.78	$17.12	$(9.02)
For the three months ended June 30, 2009 and 2008, approximately 1.9 million shares and 1.6 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
For the six months ended June 30, 2009 and 2008, approximately 2.0 million shares and 2.7 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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
The fair value of the share options granted is determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The Company did not grant any share options during the three and six months ended June 30, 2009.
Share units granted during three and six months ended June 30, 2009 were based upon the fair value of the common shares on the date the award was granted. The Company used a Monte Carlo simulation pricing model to estimate the fair value of performance shares with a share price market condition granted during the six months ended June 30, 2009. The use of the Monte Carlo simulation pricing model requires certain estimates for values of variables used in the model.
The Company recorded share compensation expense of approximately $2.0 million and $2.6 million during the six months ended June 30, 2009 and 2008, respectively. Share compensation expense is included in compensation and employee benefits in the condensed consolidated statements of operations.
As of June 30, 2009, total unrecognized share-based compensation expense related to nonvested share awards was $5.6 million. This expense is expected to be recognized over a weighted average period of 1.7 years.
11.	Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$597,998	$264,545	$705,750	$(403,728)
Other comprehensive income (loss):
Foreign currency translation adjustments	193	(15)	117	(61)
Change in net unrealized gains (losses) on available-for-sale investments	989	(1,103)	(1,407)	(2,379)

Comprehensive income (loss)	599,180	263,427	704,460	(406,168)
Distributions on preferred securities of subsidiary	1,070	1,942	2,014	3,747

Comprehensive income (loss) available to common shares	$598,110	$261,485	$702,446	$(409,915)

12. Subsequent Events
On July 9, 2009, Primus Asset Management completed the acquisition of CypressTree Investment Management, LLP (“CypressTree”) and the Company expects to consolidate the operations of CypressTree commencing with the third quarter of 2009. Founded in 1995, CypressTree manages leveraged loans and high yield bonds in a variety of investment products, including CLOs and CSOs. CypressTree assets under management total approximately $2.4 billion as of June 30, 2009.
CypressTree will operate as a wholly owned subsidiary of Primus Asset Management, which now has over $25 billion in assets under management in structured credit vehicles. This includes the $21 billion notional credit swaps portfolio of Primus Financial, as well as eight CLOs with $2.9 billion in assets and five CSOs totaling approximately $860 million.
On July 30, 2009, Primus Financial announced it had entered into a transaction with a significant bank counterparty with respect to credit default swaps between Primus Financial and the counterparty with a total notional principal of $1.3 billion. Under the terms of the transaction, Primus Financial and the bank terminated credit default swaps with an aggregate notional principal of $40 million. These credit default swaps were written primarily on a financial guaranty insurance (“monoline”) reference entity. Primus Financial has paid a termination fee of $15 million to the counterparty to terminate these swaps. In addition, Primus Financial assigned the remaining credit default swaps that it had sold to the counterparty to a newly formed, wholly owned subsidiary of Primus Financial. Primus Financial paid an assignment fee of approximately $36 million to its subsidiary. The subsidiary’s potential liability under the credit default swap contracts with the counterparty is limited to this $36 million plus future premiums.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report and our consolidated financial statements and accompanying notes which appear in the Company’s 2008 Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s 2008 Annual Report on Form 10-K, particularly under Item 1A “Risk Factors” and the heading “Cautionary Note Regarding Forward-Looking Statements.” Capitalized terms used but not defined in this discussion are as defined elsewhere in this Quarterly Report.
Business
Primus Guaranty, Ltd. is a holding company that conducts business currently through two principal operating subsidiaries, Primus Financial, a CDPC, and Primus Asset Management, an investment manager to affiliated companies and third party entities.
Primus Financial
Primus Financial was established to sell credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers.
In exchange for a fixed quarterly premium, Primus Financial agreed, upon the occurrence of a default or other defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an amount determined through industry-sponsored auctions equivalent to the notional amount of the credit swap less the auction-determined recovery price of the underlying debt obligation. Primus Financial may elect to acquire the underlying security in the related auction or otherwise and seek to sell such obligation at a later date. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.”
Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Defined credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and ratings downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation.
At June 30, 2009, Primus Financial’s credit swap portfolio had a total notional amount of $21.3 billion, which included $16.3 billion of single name credit swaps, $5.0 billion of tranches and $40.0 million of CDS on ABS.

Primus Asset Management
Primus Asset Management acts as an investment manager to affiliated companies and third party entities. It also manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also manages two CLOs. CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages three investment grade CSOs on behalf of third parties. CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of June 30, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $21.3 billion in notional amount and CLO and CSO assets of approximately $1.5 billion.
Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates, including management, consulting and information technology.
PRS Trading / Harrier
PRS Trading Strategies, LLC (“PRS Trading”) commenced operations in January 2006 to trade in a broad range of fixed income products, including credit default swaps, investment grade and high yield bonds, as well as leveraged loans. In April 2007, Primus Guaranty formed Harrier Credit Strategies Master Fund, LP (“Harrier”). During the second quarter of 2007, Primus Guaranty transferred the trading portfolio of its subsidiary, PRS Trading, to Harrier. Harrier traded in an expanded range of fixed income products, including credit swaps, total return swaps on loan transactions, CDS Indices, leveraged loans and investment grade and non-investment grade securities. PRS Trading was dissolved in May 2008.
During the fourth quarter of 2007, the Company discontinued Harrier, due in part to Harrier’s performance and difficulty in raising third party capital, given the market environment at that time. As of March 31, 2008, Harrier ceased trading activities and closed all of its remaining trading positions. Harrier was dissolved in February 2009.
Trends and Business Outlook
The global financial and credit markets showed significant improvement during the second quarter of 2009. As the result of fiscal stimulus and monetary easing the G7 economies began to show some signs that the negative growth environment was abating. Global capital markets began to reopen and investors began to deploy capital for new issues and the global equity markets showed generally positive performance. There was a significant rally in credit spreads across the investment grade and non-investment grade sectors. It also became widely accepted that bank regulators were committed to supporting major global banks through the credit crisis. Notwithstanding these generally positive developments, there is an expectation that the credit markets likely will continue to remain challenging at least through 2009. Should these difficult conditions persist during the second half of 2009 and afterwards, Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.

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
Our 2009 business priorities and initiatives includes the following:
•	Amortizing Primus Financial’s credit swap portfolio;
•	Pursuing new opportunities in credit, structured credit and derivative markets;
•	Efficiently allocating capital; and
•	Aligning costs with our business approach.
In amortization, Primus Financial will not pursue new opportunities to sell credit protection. As a result, Primus Financial’s portfolio of credit swaps will amortize and existing credit swap contracts will expire at maturity (unless terminated early). The amortization of the portfolio continued during the first six months of 2009, with approximately $1.2 billion notional amount of credit swap contracts maturing in the first six months of 2009; an additional $1.4 billion maturing during the remainder of 2009 (unless terminated early). The average remaining maturity of Primus Financial’s credit swap portfolio was 2.68 years at June 30, 2009 compared with 3.03 years at December 31, 2008. Management’s focus in amortizing Primus Financial’s portfolio is to seek to maximize the potential value within Primus Financial. There is a wide range of possible outcomes and therefore value to shareholders from the amortization of Primus Financial’s credit swap portfolio. The most important element in determining value will be the credit losses Primus Financial may incur over the credit swap portfolio’s remaining life. Management has engaged Primus Financial’s counterparties in discussions of various steps that could be taken to reduce the range of possible negative outcomes for shareholders from this portfolio. These discussions are ongoing. See note 12 of notes to condensed consolidated financial statements for further information.
On June 2, 2009, S&P announced that it has withdrawn Primus Financial’s counterparty and debt ratings of Primus Financial, at the request of Primus Financial. Additionally, management took steps in the second quarter of 2009 to buy back Primus Financial’s subordinated deferrable interest notes and preferred securities based on inquiry from those investors. Primus Financial was successful in buying back $50 million face value of these securities at a cost of approximately $13.6 million. These transactions are beneficial as they reduce the amount of debt and preferred securities that Primus Financial will have to repay once the amortization of Primus Financial is completed.
We are continuing to pursue opportunities to grow our assets under management. Specifically, we see opportunities to acquire companies, asset management contracts and structured credit assets arising from the consolidation which is likely to take place during 2009 within the structured credit markets. During the second quarter of 2009, we agreed to acquire CypressTree and we closed on this transaction in early July 2009. CypressTree has $2.4 billion in assets under management, primarily in CLOs. With this transaction, Primus Asset Management will be managing eight CLOs totaling $2.9 billion.

Additionally, we are considering various alternatives for establishing a new credit protection business. During the quarter, management had discussions with a number of potential counterparties and investors to discuss their level of interest in working with us in establishing this business.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material. Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. Management believes that there have been no significant changes during the six months ended June 30, 2009 to the items disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. See note 2 and 5 of notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding new Accounting Pronouncements and Financial Instruments and Fair Value Disclosures, respectively.
Counterparty Default — LBSF
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of LBH, and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. LBSF has been obligated to pay approximately $7.7 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.8 million and $3.6 million on the credit swaps with LBSF during the three and six months ended June 30, 2009, respectively. The cumulative amount of $7.7 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at June 30, 2009.
In our opinion, because the defaults of LBH and LBSF are not subject to cure, as a legal matter, Primus Financial is not obligated to settle with LBSF with respect to any existing or future credit events. However, under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps with LBSF at their fair value.

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
Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008
Overview of Financial Results
GAAP net income available to common shares for the second quarter of 2009 was $596.9 million compared with $262.6 million for the second quarter of 2008. Our GAAP net income available to common shares primarily was driven by net credit swap revenue of $571.9 million and $271.0 million, respectively. Net credit swap revenue primarily was attributable to mark-to-market unrealized gains on Primus Financial’s credit swap portfolio during the second quarters of 2009 and 2008.
Net credit swap premiums earned were $22.2 million in the second quarter of 2009, compared with $27.2 million in the second quarter of 2008. The decrease in net premiums primarily is attributable to the amortization of Primus Financial’s credit swap portfolio. The components of our net credit swap revenue for Primus Financial are discussed in greater detail below.
Interest income on our portfolio of investments was $1.1 million in the second quarter of 2009, compared with $6.3 million in the second quarter of 2008. The decrease primarily is attributable to lower market interest rates and lower invested balances.
During the three months ended June 30, 2009, in aggregate, we recorded a net gain of $33.2 million on the retirement of long-term debt, which included purchases of our 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.
The turmoil in the auction rate markets that began in August 2007 has continued thus far during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements.
Interest expense and distributions on preferred securities issued by Primus Financial were $3.4 million in the second quarter of 2009, compared with $5.9 million in the second quarter of 2008. The decrease primarily is attributable to lower LIBOR, partially offset by the increase in the specified spread rates on Primus Financial’s preferred securities and debt.

Operating expenses were $8.7 million in the second quarter of 2009, compared with $9.8 million in the second quarter of 2008. The decrease in operating expenses was principally a result of lower compensation and employee benefits, and other cost-cutting initiatives, which we put in place during 2008. The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses, severance costs and share compensation. Incentive bonuses and share compensation awards are significantly influenced by our financial performance.
Net Credit Swap Revenue (Loss)
Net credit swap revenue, which was generated by Primus Financial, was $571.9 million and $271.0 million for the three months ended June 30, 2009 and 2008, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps
The following table shows the components of net credit swap revenue for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net premiums earned	$22,234	$27,239
Net realized losses on credit swaps	(2,975)	(898)
Net unrealized gains on credit swaps	552,624	244,649

Total net credit swap revenue	$571,883	$270,990

Net Premiums Earned — Primus Financial
Net premiums earned were $22.2 million and $27.2 million for the three months ended June 30, 2009 and 2008, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;
•	Premium income on tranches sold;
•	Premium income on CDS on ABS; and
•	Net premium income (expense) on credit swaps undertaken to offset credit risk.

The following table shows the components of net premiums earned for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Premium income on single name credit swaps sold	$16,984	$21,809
Premium income on tranches sold	5,144	5,147
Premium income on CDS on ABS	94	273
Net premium income (expense) on credit swaps undertaken to offset credit risk	12	10

Total net premiums earned	$22,234	$27,239

Premium income on single name credit swaps sold was $17.0 million (excludes premiums on credit swaps with LBSF, since the date of LBSF’s initial default) and $21.8 million during the three months ended June 30, 2009 and 2008, respectively. The decrease primarily was attributable to the amortization of Primus Financial’s credit swap portfolio.
Premium income from tranches sold was $5.1 million and $5.1 million for the three months ended June 30, 2009 and 2008, respectively.
Premium income on CDS on ABS was $94 thousand and $273 thousand during the three months ended June 30, 2009 and 2008, respectively.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Net realized gains (losses) for the three months ended June 30, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Realized gains on single name credit swaps	$25	$—
Realized losses on CDS on ABS	(3,000)	—
Realized losses on terminated single name credit swaps sold	—	(898)

Total net realized losses on credit swaps	$(2,975)	$(898)

Net realized losses on credit swaps sold were $3.0 million and $898 thousand for the three months ended June 30, 2009 and 2008, respectively. Realized losses for the three months ended June 30, 2009 primarily included $3.0 million related to principal write-downs on the CDS on ABS portfolio. The realized losses incurred during the three months ended June 30, 2008 were primarily the result of Primus Financial’s decision to reduce its exposure to a limited number of single name Reference Entities.

Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
The unrealized gains (losses) on credit swaps sold for the three months ended June 30, 2009 and 2008 are summarized below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net unrealized gains on credit swaps sold	$266,227	$76,873
Net unrealized gains on tranches sold	289,816	172,416
Net unrealized losses on CDS on ABS	(2,680)	(5,030)
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	(739)	390

Total net unrealized gains on credit swaps	$552,624	$244,649

Net unrealized gains on credit swaps were $552.6 million and $244.6 million for the three months ended June 30, 2009 and 2008, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the three months ended June 30, 2009 and 2008, Primus Financial recorded nonperformance risk adjustments of $(675.4) million and $167.3 million, respectively, under SFAS No. 157, which is reflected in these periods.
Asset Management and Advisory Fees
We earned $0.4 million and $1.1 million of asset management and advisory fees for the three months ended June 30, 2009 and 2008, respectively. The decrease primarily was attributable to lower asset management fees as a result of the deferral of subordinated fees on the CLOs during the three months ended June 30, 2009. The asset management fees have been deferred pending the cure of certain tests within the CLOs.
Primus Asset Management acts as collateral manager for two CLOs, on behalf of third parties. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2009 or 2008, respectively.
Interest Income
We earned interest income of $1.1 million and $6.3 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio and lower average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.
Weighted average yields on our cash, cash equivalents and investments were 0.61% in the three months ended June 30, 2009, compared with 2.88% for the three months ended June 30, 2008.

The following table presents a comparison of our interest income for the three months ended June 30, 2009 and 2008, to our total cash, cash equivalents and available-for-sale securities at June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Interest income	$1,125	$6,319

Cash and cash equivalents	$604,856	$303,858
Available-for-sale securities	133,792	589,203

Total cash, cash equivalents and available-for-sale securities	$738,648	$893,061

Gain on Retirement of Long-Term Debt
During the three months ended June 30, 2009, in aggregate we recorded a net gain of $33.2 million on the retirement of long-term debt.
During the three months ended June 30, 2009, we purchased and retired approximately $3.4 million in face value of our 7% Senior Notes at a cost of approximately $1.5 million. As a result, we recorded a net gain of $1.8 million on the retirement of our long-term debt, after accelerated amortization of debt issuance costs.
On April 6, 2009, Primus Financial purchased $21.9 million principal amount of its $75 million subordinated deferrable interest notes due 2034 in a privately negotiated transaction. Primus Financial purchased such notes for $7.0 million in cash. The transaction resulted in a net realized gain of approximately $14.6 million on retirement of long-term debt in the second quarter of 2009.
On April 27, 2009, Primus Financial purchased $22.7 million principal amount of its $125 million subordinated deferrable interest notes due 2021 in a privately negotiated transaction. Primus Financial purchased such notes for $5.7 million in cash. The transaction resulted in a net realized gain of approximately $16.8 million on retirement of long-tem debt in the second quarter of 2009.
Impairment Losses on Available-for-Sale Investments
During the second quarter of 2009, we recorded impairment losses of $152 thousand on our CLO investments. This was the result of reduced estimated future cash flows from increased defaults and downgrades in the credit ratings of the underlying collateral loans and the level of subordination of our CLO investments.
Other
Other includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. Other income (loss) was $2.6 million and $(102) thousand during the three months ended June 30, 2009 and 2008, respectively. Other income during the three months ended June 30, 2009 consisted primarily of realized gains on the sale of corporate bonds by Primus Financial, as a result of the bonds delivered related to the settlement of credit events on Kaupthing Bank hf during the fourth quarter of 2008. Other loss during the three months ended June 30, 2008 consisted of foreign currency losses.
We transacted credit swaps denominated in U.S. dollars and euros during the three months ended June 30, 2009 and 2008. Euro-denominated credit swaps comprised 42% of the notional amount of our Primus Financial single name credit swaps sold portfolio at June 30, 2009. The majority of the euro premium receipts are sold as they are received for U.S dollars, and only a small working cash balance in euros is retained.

Operating Expenses
Our operating expenses were $8.7 million and $9.8 million for the three months ending June 30, 2009 and 2008, respectively, as summarized in the following table (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Compensation and employee benefits	$4,566	$5,964
Professional and legal fees	1,957	1,281
Depreciation and amortization	251	334
Technology and data	732	900
Other	1,163	1,300

Total operating expenses	$8,669	$9,779

Number of full-time employees, at end of period	37	50
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonus awards are impacted by our financial performance. Compensation expense for the three months ended June 30, 2009 decreased by approximately $1.4 million over the comparable prior period. The decrease primarily was the result of a lower accrual for performance based incentives, reductions in headcount and lower share compensation. Our accrued cash incentive compensation expense was $1.3 million for the three months ended June 30, 2009, compared with an accrued expense of $2.2 million for the corresponding prior period. Share compensation expense was approximately $1.2 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The increase in professional fees primarily is attributable to higher director and officer insurance expense and legal and consulting fees.
Depreciation and amortization expense decreased primarily as a result of reduced capitalized software development costs and certain assets becoming fully depreciated. The decrease in technology and data expense primarily was attributable to reduced technology services.
Other operating expenses include rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses primarily was a result of cost-cutting initiatives.

Interest Expense and Preferred Distributions
The turmoil in the auction rate markets that began in August 2007 has continued thus far during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements.
For the three months ended June 30, 2009 and 2008, we recorded $2.3 million and $4.0 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR during the periods and our debt buyback, partly offset by the increase in the specified spread rates on Primus Financial’s debt.
Interest expense includes the interest expense on our 7% Senior Notes and the associated interest rate swap. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The decline in LIBOR had the effect of reducing the net interest expense on these Notes. The average interest rate was 3.50% and 4.89% for the three months ended June 30, 2009 and 2008, respectively.
Primus Financial also made net distributions of $1.1 million and $1.9 million during the three months ended June 30, 2009 and 2008, respectively, on its preferred securities. The decrease in net distributions primarily was a result of lower LIBOR, partially offset by the maximum spread rates set on the preferred securities during 2008. The average interest rate on these securities was 4.44% and 7.77% for the three months ended June 30, 2009 and 2008, respectively.
Income Taxes
Provision for income taxes was $5 thousand and zero for the three months ended June 30, 2009 and 2008, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $11.2 million and $9.8 million as of June 30, 2009 and December 31, 2008, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to U.S. federal and local income taxes. However, were Primus (Bermuda), Ltd. (“Primus Bermuda”) to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income or loss, then its income tax expense, excluding interest and penalties, would have been approximately $276.4 million and $118.5 million for the three months ended June 30, 2009 and 2008, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008
Overview of Financial Results
Our net income (loss) available to common shares for the six months ended June 30, 2009 was $703.7 million, compared with $(407.5) million for the six months ended June 30, 2008. The net income available to common shares during the first six months of 2009 primarily was the result of mark-to-market unrealized gains on Primus Financial’s credit swap portfolio as compared with mark-to-market unrealized losses during the comparable period of 2008. Net credit swap premiums earned were $44.7 million in the first six months of 2009, compared with $54.6 million in the same period of 2008. The decrease in net premiums primarily is attributable to the amortization of Primus Financial’s credit swap portfolio. Our operating expenses were $16.8 million in the six months ended June 30, 2009, compared with $19.8 million in the six months ended June 30, 2008. Overall, operating expenses decreased primarily as a result of cost-cutting initiatives.
Net Credit Swap Revenue (Loss)
Consolidated net credit swap revenue (loss) was $682.8 million and $(392.6) million for the six months ended June 30, 2009 and 2008, respectively.
The following table shows the Company’s consolidated net credit swap revenue (loss), which was generated primarily by Primus Financial for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Primus Financial	$682,764	$(393,337)
PRS Trading/Harrier	—	712

Total consolidated net credit swap revenue (loss)	$682,764	$(392,625)

During the six months ended June 30, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007.
Net credit swap revenue (loss) for Primus Financial is discussed below.
Net Credit Swap Revenue (Loss) — Primus Financial
Net credit swap revenue (loss) was $682.8 million and $(393.3) million for the six months ended June 30, 2009 and 2008, respectively.
Net credit swap loss includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.

The following table shows the components of net credit swap revenue (loss) for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net premiums earned	$44,703	$54,534
Net realized losses on credit swaps	(37,453)	(5,747)
Net unrealized gains (losses) on credit swaps	675,514	(442,124)

Total net credit swap revenue (loss)	$682,764	$(393,337)

Net Premiums Earned — Primus Financial
Net premiums earned were $44.7 million and $54.5 million for the six months ended June 30, 2009 and 2008, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;
•	Premium income on tranches sold;
•	Premium income on CDS on ABS; and
•	Net premium income (expense) on credit swaps undertaken to offset credit risk.
The following table shows the components of net premiums earned for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Premium income on single name credit swaps sold	$34,217	$43,693
Premium income on tranches sold	10,231	10,270
Premium income on CDS on ABS	231	553
Net premium income (expense) on credit swaps undertaken to offset credit risk	24	18

Total net premiums earned	$44,703	$54,534

Premium income on single name credit swaps sold was $34.2 million (excludes premiums on credit swaps with LBSF, since the date of LBSF’s initial default) and $43.7 million during the six months ended June 30, 2009 and 2008, respectively. The decrease primarily was attributable to the amortization of Primus Financial’s credit swap portfolio.
Premium income from tranches sold was $10.2 million and $10.3 million for the six months ended June 30, 2009 and 2008, respectively.
Premium income on CDS on ABS was $231 thousand and $553 thousand during the six months ended June 30, 2009 and 2008, respectively.

Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Net realized gains (losses) for the six months ended June 30, 2009 and 2008 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Realized gains on terminated single name credit swaps sold	$—	$24
Realized gains on single name credit swaps	25	—
Realized losses on single name credit swaps	(9,850)	—
Realized losses on CDS on ABS	(27,628)	(5,773)
Realized losses on terminated single name credit swaps sold	—	(2)
Net realized gains on terminated credit swaps undertaken to offset credit risk	—	4

Total net realized losses on credit swaps	$(37,453)	$(5,747)

Net realized losses on credit swaps sold were $37.5 million and $5.7 million for the six months ended June 30, 2009 and 2008, respectively. Net realized losses for the six months ended June 30, 2009 included $9.9 million related to a credit event on a single name Reference Entity, Idearc Inc., with a notional amount of $10 million. Total realized losses on the CDS on ABS portfolio was $27.6 million during the six months ended June 30, 2009, which consisted of $23.7 million related to Physical Settlement, principal write-downs and other realized losses of $3.9 million related to the early termination of a CDS on ABS transaction. The realized losses incurred during the six months ended June 30, 2008 were primarily the result of the credit event on one CDS on ABS.
Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
The unrealized gains (losses) on credit swaps sold for the six months ended June 30, 2009 and 2008 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net unrealized gains (losses) on credit swaps sold	$316,683	$(265,388)
Net unrealized gains (losses) on tranches sold	334,524	(168,989)
Net unrealized gains (losses) on CDS on ABS	25,055	(8,501)
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	(748)	754

Total net unrealized gains (losses) on credit swaps	$675,514	$(442,124)

Net unrealized gains (losses) on credit swaps were $675.5 million and $(442.1) million for the six months ended June 30, 2009 and 2008, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the six months ended June 30, 2009, unrealized losses were reduced, in part, as a result of the termination and settlement of credit swaps which had suffered credit events, as previously discussed under net realized gains (losses). During the six months ended June 30, 2009 and 2008, Primus Financial recorded nonperformance risk adjustments of $(757.8) million and $369.4 million, respectively, under SFAS No. 157, which is reflected in these periods.

Asset Management and Advisory Fees
We earned $0.8 million and $2.2 million of asset management and advisory fees for the six months ended June 30, 2009 and 2008, respectively. The decrease primarily was attributable to lower asset management fees as a result of the deferral of subordinated fees on the CLOs during the six months ended June 30, 2009. The asset management fees have been deferred pending the cure of certain tests within the CLOs.
Primus Asset Management acts as collateral manager for two CLOs, on behalf of third parties. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages three investment grade CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2009 or 2008, respectively.
Interest Income
We earned interest income of $3.5 million and $15.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio and lower average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.
Weighted average yields on our cash, cash equivalents and investments were 0.94% in the six months ended June 30, 2009 compared with 3.57% for the six months ended June 30, 2008.
The following table presents a comparison of our interest income for the six months ended June 30, 2009 and 2008, to our total cash, cash equivalents and available-for-sale securities at June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Interest income	$3,498	$15,513

Cash and cash equivalents	$604,856	$303,858
Available-for-sale securities	133,792	589,203

Total cash, cash equivalents and available-for-sale securities	$738,648	$893,061

Gain on Retirement of Long-Term Debt
During the six months ended June 30, 2009, in aggregate, we recorded a net gain of $38.9 million on the retirement of long-term debt.
During the six months ended June 30, 2009, we purchased and retired approximately $13.9 million in face value of our 7% Senior Notes at a cost of approximately $5.9 million. As a result, we recorded a net gain of $7.6 million on the retirement of our long-term debt, after accelerated amortization of debt issuance costs.
During the second quarter of 2009, Primus Financial purchased in the aggregate, approximately $44.6 million in face value of its subordinated deferrable notes at a cost of approximately $12.7 million. The transactions resulted in a net realized gain of $31.3 million on retirement of long-term debt.
Impairment Losses on Available-for-Sale Investments
During the six months ended June 30, 2009, we recorded impairment losses of $761 thousand on our CLO investments. This was the result of reduced estimated future cash flows from increased defaults and downgrades in the credit ratings of the underlying collateral loans and the level of subordination of our CLO investments.
Other
Other includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. Other income (loss) was $2.5 million and $(127) thousand during the six months ended June 30, 2009 and 2008, respectively. Other income during the six months ended June 30, 2009 consisted primarily of realized gains on the sale of corporate bonds by Primus Financial, as a result of the bonds delivered related to the settlement of credit events on Kaupthing Bank hf during the fourth quarter of 2008. Other loss during the six months ended June 30, 2008 consisted of foreign currency losses.
We transacted credit swaps denominated in U.S. dollars and euros during the six months ended June 30, 2009 and 2008. Euro-denominated credit swaps comprised 42% of the notional amount of our Primus Financial single name credit swaps sold portfolio at June 30, 2009. The majority of the euro premium receipts are sold as they are received for U.S dollars, and only a small working cash balance in euros is retained.

Operating Expenses
Our operating expenses were $16.8 million and $19.8 million for the six months ending June 30, 2009 and 2008, respectively, as summarized in the following table (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Compensation and employee benefits	$9,281	$12,155
Professional and legal fees	3,378	2,304
Depreciation and amortization	509	663
Technology and data	1,550	2,011
Other	2,046	2,623

Total operating expenses	$16,764	$19,756

Number of full-time employees, at end of period	37	50
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonus awards are affected by our financial performance. Compensation expense for the six months ended June 30, 2009 decreased by approximately $2.9 million over the comparable prior period. The decrease primarily was the result of a lower accrual for performance based incentives, reductions in headcount and lower share compensation, partly offset by employee severance costs of approximately $1.0 million. Our accrued cash incentive compensation expense was $1.8 million for the six months ended June 30, 2009, compared with an accrued expense of $4.7 million for the corresponding prior period. Share compensation expense was approximately $2.0 million and $2.6 million for the six months ended June 30, 2009 and 2008, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The increase in professional fees primarily is attributable to higher director and officer insurance expense and legal and consulting fees.
Depreciation and amortization expense decreased primarily as a result of reduced capitalized software development costs and certain assets becoming fully depreciated. The decrease in technology and data expense primarily was attributable to reduced technology services.
Other operating expenses include rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses primarily was a result of cost-cutting initiatives.
Interest Expense and Preferred Distributions
The turmoil in the auction rate markets that began in August 2007 has continued thus far during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at the maximum rates specified in the respective security agreements.
For the six months ended June 30, 2009 and 2008, we recorded $5.1 million and $8.9 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR during the periods and our debt buyback, partly offset by the increase in the specified spread rates on Primus Financial’s debt.

Interest expense includes the interest expense on our 7% Senior Notes and the associated interest rate swap. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The decline in LIBOR had the effect of reducing the net interest expense on these Notes. The average interest rate was 3.60% and 5.45% for the six months ended June 30, 2009 and 2008, respectively.
Primus Financial also made net distributions of $2.0 million and $3.7 million during the six months ended June 30, 2009 and 2008, respectively, on its preferred securities. The decrease in net distributions primarily was a result of lower LIBOR, partially offset by the maximum spread rates set on the preferred securities during 2008. The average interest rate on these securities was 4.10% and 7.49% for the six months ended June 30, 2009 and 2008, respectively.
Income Taxes
Provision for income taxes was $147 thousand and $49 thousand for the six months ended June 30, 2009 and 2008, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $11.2 million and $9.8 million as of June 30, 2009 and December 31, 2008, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. It is expected that only the income of Primus Asset Management and its subsidiary, Primus Re, are likely to be subject to U.S. federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $325.0 million and $(184.3) million for the six months ended June 30, 2009 and 2008, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.
Income Taxes
Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re may be subject to U.S. federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for U.S. federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of U.S. federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a U.S. business in New York City and subject to income tax, is approximately 46% (not including U.S. federal branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing U.S. federal tax audits; however, no audit has yet been completed. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as passive foreign investment companies (“PFICs”).

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
We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of the credit swap portfolio do not necessarily cause Primus Financial to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage the Primus Financial portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark-to-market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of the credit swap portfolio have no impact on our liquidity, as Primus Financial does not provide counterparties with collateral. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize these realized gains over the original remaining life of the terminated contracts. We make provisions for estimated costs of CDS on ABS credit events in the period in which the event occurs. Provisions are adjusted to reflect known settlement amounts in the period in which the settlement occurs. We reduce the provision for CDS on ABS when the settlement of the credit event occurs.

The following table presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
GAAP net income (loss) available to common shares	$596,928	$262,603	$703,736	$(407,475)
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(552,624)	(244,649)	(675,514)	442,124
Less: Realized gains from early termination of credit swaps sold by Primus Financial	—	—	—	(24)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	368	548	761	1,280
Less: Provision for CDS on ABS credit events	(188)	—	(15,242)	(189)
Add: Reduction in provision for CDS on ABS credit events upon termination of credit swaps	3,000	—	27,628	4,875

Net Economic Results	$47,484	$18,502	$41,369	$40,591

Economic Results earnings per diluted share	$1.15	$0.41	$1.01	$0.90
Economic Results weighted average common shares outstanding — diluted	41,268	45,406	41,096	45,219
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
Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2009 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property leases	$8,624	$1,282	$2,565	$2,248	$2,529
7% Senior Notes	95,917	—	—	—	95,917
Interest on 7% Senior Notes (b)	174,457	2,651	7,383	13,428	150,995
Subordinated deferrable interest notes	155,400	—	—	—	155,400
Interest on subordinated deferrable interest notes (a)	85,498	5,466	10,948	10,933	58,151

Total	$519,896	$9,399	$20,896	$26,609	$462,992

(a)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the second quarter of 2009.

(b)	Net interest payments on the outstanding $95.9 million, 7% Senior Notes at June 30, 2009 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the second quarter of 2009. The counterparty has the right to terminate the interest rate swap agreement in 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.

Property leases: At June 30, 2009, Primus Financial occupied approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In 2006, Primus Financial amended the original lease to extend its term to 2016 and added approximately 5,500 square feet of additional space. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.
We have no other material long-term contractual obligations.
Liquidity and Capital Resources
Capital Strategy
Our consolidated cash, cash equivalents and available-for-sale investments were $738.6 million and $763.8 million as of June 30, 2009 and December 31, 2008, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.
Since inception of our buyback program in October 2008, we have been able to purchase and retire approximately $29.1 million in face value of our original offering of $125 million, 7% Senior Notes at a cost of approximately $10.9 million. At June 30, 2009, the outstanding balance of our 7% Senior Notes was $95.9 million.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Primus Financial does not provide collateral to its counterparties. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At June 30, 2009 and December 31, 2008, Primus Financial had cash, cash equivalents and available-for-sale investments of $675.6 million and $687.3 million, respectively, which management believes is sufficient to operate its credit swap business. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts. At June 30, 2009, the average remaining tenor on the credit swap portfolio was 2.68 years and the total future premium receipts on Primus Financial’s credit swap portfolio was approximately $230 million (assuming all credit swaps in the portfolio run to full maturity).

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
During the second quarter of 2009, Primus Financial purchased in the aggregate, approximately $44.6 million in face value of its subordinated deferrable notes at a cost of approximately $12.7 million. At June 30, 2009, the total outstanding balance of deferrable interest notes was $155.4 million.
In addition, during the second quarter of 2009, Primus Financial purchased $5.5 million in face value of its preferred securities at a cost of $0.9 million.
Cash Flows
Cash flows from operating activities — Net cash provided by (used in) operating activities was $(0.2) million and $38.5 million for the six months ended June 30, 2009 and 2008, respectively. The change primarily was attributable to realized losses on credit swaps related to credit events and lower premium income on a reduced credit swap portfolio during the first six months of 2009 compared with the first six months of 2008.
Cash flows from investing activities — Net cash provided by investing activities was $347.3 million and $26.7 million for the six months ended June 30, 2009 and 2008, respectively. The increase primarily was attributable to the maturity of our available-for-sale-investments during the first six months of 2009 compared with the first six months of 2008.
Cash flows from financing activities — Net cash used in financing activities was $23.2 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. The increase primarily was attributable to our purchases of our common shares and our purchase and retirement of long-term debt.
With our current capital resources and anticipated future credit swap premium receipts, interest income and other income, we believe we have sufficient liquidity to pay our operating expenses and debt service obligations and that Primus Financial has sufficient liquidity to meet its debt service obligations and preferred distributions, in each case over at least the next twelve months.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of U.S. Private Securities Litigation Reform Act of 1995 with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	competitive conditions and pricing levels;

•	change in rating agency requirements or methodology;

•	counterparty limits and risk;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	successful implementation of our 2009 Business Outlook and Strategy and our ability to effectively integrate and manage the CypressTree acquisition; and

•	uncertainties that have not been identified at this time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of June 30, 2009, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $59.6 million.
We face other market risks, which are likely to have a lesser impact upon our net income available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $236,500 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $155.4 million of subordinated deferrable interest notes at June 30, 2009. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $388,500 annually.
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
In the ordinary course of operating our business, we may encounter litigation from time to time. However, as of June 30, 2009, we are not party to nor are we currently aware of any material pending or overtly threatened litigation.

Item 1A.	Risk Factors
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the second quarter ended June 30, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

April 1 – 30	269,732	$1.85	269,732	$20,081,962
May 1 – 31	—	$—	—	$20,081,962
June 1 – 30
	47,500	$2.33	47,500	$19,971,287

Total	317,232	$1.92	317,232

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. The amounts in this column do not reflect the cost of approximately $10.9 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders
On April 30, 2009, we held our 2009 Annual General Meeting of Shareholders. At the meeting, the following matters were submitted to a vote of our shareholders.
(1) The election of two Class II directors to serve three-year terms expiring at the Annual General Meeting in 2012 and until their successors have been duly elected and qualified.

Nominee directors:	For	Withheld

Frank P. Filipps	35,120,789	778,869
Thomas J. Hartlage	35,732,548	167,110

(2)	The re-appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009 and to authorize the Audit Committee of the Board of Directors to set the auditors’ remuneration.

For	35,830,440
Against	56,787
Abstain	12,431

Item 6.	Exhibits

Exhibits:

4.1	Rights Agreement dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 29, 2009).

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden
Chief Financial and Operating Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 7, 2009

EXHIBIT INDEX

Exhibit
No	Description

4.1	Rights Agreement dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 29, 2009).

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002