Form 10-Q
period 2009-09-30
PRIMUS GUARANTY LTD
filed 2009-11-06
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2009, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 39,494,314.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended September 30, 2009

Part I. Financial Information

Item 1.	Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition
(in thousands except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$568,684	$280,912
Investments	178,779	486,870
Accrued interest receivable	1,763	3,704
Accrued premiums and receivables on credit swaps	2,383	2,764
Unrealized gain on credit swaps, at fair value	670	—
Fixed assets and software costs, net	2,525	3,308
Debt issuance costs, net	4,896	6,153
Goodwill	3,922	—
Intangible assets, net	4,290	—
Other assets	6,047	10,520

Total assets	$773,959	$794,231

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$2,592	$1,737
Accrued compensation	4,374	1,768
Unrealized loss on credit swaps, at fair value	1,027,166	2,173,461
Payable to broker for securities transactions	20,433	—
Payable for credit events	840	3,186
Long-term debt	252,910	317,535
Other liabilities	7,532	979

Total liabilities	1,315,847	2,498,666

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 39,737,639 and 40,781,538 shares issued and outstanding at September 30, 2009 and December 31, 2008	3,179	3,263
Additional paid-in capital	284,003	281,596
Accumulated other comprehensive income (loss)	1,272	908
Retained earnings (deficit)	(923,444)	(2,088,723)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(634,990)	(1,802,956)
Preferred securities of subsidiary	93,102	98,521

Total equity (deficit)	(541,888)	(1,704,435)

Total liabilities and equity (deficit)	$773,959	$794,231

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues
Net credit swap revenue (loss)	$471,835	$(387,683)	$1,154,599	$(780,308)
Asset management and advisory fees	1,270	1,096	2,076	3,276
Interest income	1,218	6,212	4,716	21,725
Gain on retirement of long-term debt	643	—	39,591	—
Impairment losses on available-for-sale investments	—	—	(761)	—
Other income (loss)	548	(140)	3,022	(267)

Total revenues (losses)	475,514	(380,515)	1,203,243	(755,574)

Expenses
Compensation and employee benefits	6,418	1,739	15,699	13,894
Professional and legal fees	2,253	796	5,631	3,100
Depreciation and amortization	344	336	853	999
Technology and data	847	854	2,397	2,865
Interest expense	2,026	3,974	7,094	12,838
Other	1,352	596	3,398	3,219

Total expenses	13,240	8,295	35,072	36,915

Income (loss) before provision for income taxes	462,274	(388,810)	1,168,171	(792,489)
Provision for income taxes	5	12	152	61

Net income (loss)	462,269	(388,822)	1,168,019	(792,550)
Distributions on preferred securities of subsidiary	726	1,397	2,740	5,144

Net income (loss) available to common shares	$461,543	$(390,219)	$1,165,279	$(797,694)

Income (loss) per common share:
Basic	$11.54	$(8.63)	$28.82	$(17.65)
Diluted	$11.14	$(8.63)	$28.26	$(17.65)
Weighted average common shares outstanding:
Basic	39,999	45,230	40,430	45,187
Diluted	41,414	45,230	41,238	45,187
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income (loss) available to common shares	$1,165,279	$(797,694)
Distributions on preferred securities of subsidiary	2,740	5,144

Net income (loss)	1,168,019	(792,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	853	999
Share-based compensation	3,275	3,522
Net unrealized (gains) losses on credit swaps	(1,146,965)	769,675
Net amortization of premium and discount on securities	(562)	(1,552)
Gain on retirement of long-term debt	(39,591)	—
Impairment losses on available-for-sale investments	761	—
Amortization of debt issuance costs	192	234
Loss on disposal of assets	286	—
Increase (decrease) in cash resulting from changes in:
Accrued interest receivable	1,941	3,664
Accrued premiums and receivables on credit swaps	381	1,575
Other assets	601	930
Trading account assets	3,715	—
Accounts payable and accrued expenses	(572)	(434)
Accrued compensation	2,606	(3,028)
Payable for credit events	(2,346)	84,491
Accrued premiums and payables on credit and other swaps	—	(1,770)
Restructuring liabilities	—	(1,709)
Other liabilities	322	(471)

Net cash provided by (used in) operating activities	(7,084)	63,576

Cash flows from investing activities
Business acquisition	(3,208)	—
Fixed asset purchases and capitalized software costs	(97)	(702)
Payments received from CLO investments	94	2,798
Purchases of available-for-sale investments	(154,559)	(1,424,539)
Maturities and sales of available-for-sale investments	479,627	1,420,051

Net cash provided by (used in) investing activities	321,857	(2,392)

Cash flows from financing activities
Retirement of long-term debt	(19,052)	—
Purchase and retirement of common shares	(5,463)	(201)
Purchase of preferred securities of subsidiary	(908)	—
Net preferred distributions of subsidiary	(2,740)	(5,144)

Net cash used in financing activities	(28,163)	(5,345)

Net effect of exchange rate changes on cash	168	(169)
Net increase in cash	286,778	55,670
Cash and cash equivalents at beginning of period	280,912	242,665

Cash and cash equivalents at end of period	$567,690	$298,335

Supplemental disclosures
Cash paid for interest	$8,292	$13,038
Cash paid for taxes	$128	$38
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Deficit)
 (in thousands)

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	(unaudited)
Common shares
Balance at beginning of period	$3,263	$3,603
Shares purchased and retired	(158)	(359)
Shares vested under employee compensation plans	74	19

Balance at end of period	3,179	3,263

Additional paid-in capital
Balance at beginning of period	281,596	280,224
Common shares purchased and retired	(4,810)	(3,220)
Shares vested under employee compensation plans	2,706	4,592
Preferred shares purchased by subsidiary	4,511	—

Balance at end of period	284,003	281,596

Accumulated other comprehensive income (loss)
Balance at beginning of period	908	(4,712)
Foreign currency translation adjustments	168	(447)
Change in unrealized holding gains (losses) on available-for-sale securities	196	6,067

Balance at end of period	1,272	908

Retained earnings (deficit)
Balance at beginning of period	(2,088,723)	(372,577)
Net income (loss)	1,168,019	(1,709,504)
Distributions on preferred securities of subsidiary	(2,740)	(6,642)

Balance at end of period	(923,444)	(2,088,723)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(634,990)	(1,802,956)

Preferred securities of subsidiary
Balance at beginning of period	98,521	98,521
Net purchase of preferred shares	(5,419)	—

Balance at end of period	93,102	98,521

Total equity (deficit) at end of period	$(541,888)	$(1,704,435)

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its two principal operating subsidiaries, Primus Asset Management, Inc. (“Primus Asset Management”) and Primus Financial Products, LLC, together with its subsidiary (“Primus Financial”).
Primus Asset Management, a Delaware corporation, acts as an investment manager to affiliated companies and third party entities. It also manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. On July 9, 2009, Primus Asset Management completed the acquisition of CypressTree Investment Management, LLP and its subsidiaries (“CypressTree”). CypressTree operates as a wholly owned subsidiary of Primus Asset Management. See note 12 of notes to condensed consolidated financial statements for further discussion of this acquisition. Following the CypressTree acquisition, Primus Asset Management manages eight collateralized loan obligations (“CLOs”). CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management manages five collateralized swap obligations (“CSOs”) and separately managed accounts on behalf of third parties. CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign issuers. Primus Asset Management receives fees for its investment management services to these investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of September 30, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $19.6 billion in notional amount and CLO and CSO assets of approximately $3.7 billion. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides services to its affiliates including management, consulting and information technology.
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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As announced earlier in the year, one of the Company’s 2009 business priorities and initiatives is to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that new credit swaps will be added to its portfolio. In connection with a credit mitigation transaction with a counterparty during the third quarter of 2009, Primus Financial Products, LLC formed a new wholly owned subsidiary. See note 6 of notes to condensed consolidated financial statements for further discussion.
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
Primus Guaranty (UK) Ltd. (“PGUK”), a subsidiary, has been established in England to expand the Company’s presence and further develop its business and relationships across Europe. PGUK is authorized by the United Kingdom’s Financial Services Authority.
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
The condensed consolidated financial statements represent a single reportable segment and are presented in U.S. dollar equivalents. During the periods presented, the Company’s credit swap activities were conducted in U.S. dollars and euros.
Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income (loss) available to common shares as a result of these reclassifications. Foreign currency revaluation loss of $140 thousand and $267 thousand in the condensed consolidated statements of operations during the three and nine months ended September 30, 2008, respectively, has been reclassified to “Revenues — Other income (loss).”
2. Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC” or “Codification”) which becomes the source of authoritative GAAP recognized by the FASB. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of the U.S. federal securities law are also sources of authoritative GAAP for SEC registrants. This guidance, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, was adopted by the Company on July 1, 2009. As of the effective date, the Codification supersedes all pre-existing non-SEC accounting and reporting standards. Under the Codification, the FASB now will issue new standards in the form of Accounting Standards Updates (“ASUs”).

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In December 2007, the FASB issued authoritative guidance that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. In April 2009, the FASB issued authoritative guidance that amends and clarifies the accounting for acquired contingencies. This guidance, which was incorporated into ASC Topic 805, Business Combinations, was adopted by the Company as of January 1, 2009 and is applicable to business combinations that close on or after January 1, 2009. Primus Asset Management’s acquisition of CypressTree, which was completed in the third quarter of 2009, is accounted for under the provisions of ASC Topic 805, Business Combinations. See note 12 of notes to condensed consolidated financial statements for further discussion of this acquisition.
In December 2007, the FASB issued authoritative guidance that requires reporting entities to present noncontrolling interests as a separate component of equity (as opposed to liability or mezzanine) in the condensed consolidated statements of financial condition. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the condensed consolidated statements of operations. The presentation and disclosure requirements under this guidance are to be applied retrospectively to all periods presented. Based on the accounting guidance, the preferred shares issued by Primus Financial meets the definition of a noncontrolling interest. This guidance, which was incorporated into ASC Topic 810, Consolidation, was adopted by the Company on January 1, 2009 and resulted in the preferred securities of subsidiary to be reclassified from mezzanine to equity on the condensed consolidated statements of financial condition. This reclassification had no impact on the Company’s net income (loss) available to common shares or cash flows, but did result in certain changes in the presentation of the distributions on preferred securities of subsidiary in the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows.
In March 2008, the FASB issued authoritative guidance that is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. This guidance applies to all derivative instruments and non-derivative hedging instruments and all hedged items designated and qualifying as hedges. This guidance, which was incorporated in ASC Topic 815, Derivatives and Hedging, was adopted by the Company on January 1, 2009. The adoption of the provisions of this guidance did not affect the Company’s financial condition, results of operations or cash flows.
In December 2008, the FASB issued authoritative guidance that requires enhanced disclosures about transfers of financial assets and interests in variable interest entities (“VIEs”). Effective January 1, 2009, the Company adopted the provisions of this guidance and the adoption did not affect the Company’s financial condition, results of operations or cash flows.
In January 2009, the FASB issued authoritative guidance that amends and eliminates the requirement that a holder’s best estimate of cash flows should be based upon those that “a market participant” would use. Instead, the guidance requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. Effective January 1, 2009, the Company adopted the provisions of this guidance and the adoption did not affect the Company’s financial condition, results of operations or cash flows.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In April 2009, the FASB also issued authoritative guidance that amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Effective in the second quarter of 2009, the Company adopted the provisions of this guidance. The adoption did not affect the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB also issued authoritative guidance that provides additional guidance for estimating fair value and includes guidance on identifying circumstances that indicate a transaction is not orderly. Effective in the second quarter of 2009, the Company adopted the provisions of this guidance. The adoption did not affect the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued authoritative guidance that requires that the fair value disclosures be included in financial statements prepared for interim periods. Effective in the second quarter of 2009, the Company adopted the provisions of this guidance and the adoption did not affect the Company’s financial condition, results of operations or cash flows.
In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, Subsequent Events, was adopted by the Company in the second quarter of 2009. The adoption of the provisions of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company evaluated events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date these financial statements were issued. See note 14 of notes to condensed consolidated financial statements for disclosure of subsequent events.
In June 2009, the FASB issued authoritative guidance that is intended to improve financial reporting by enterprises involved with a VIE. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This guidance is effective for the first annual reporting period beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the requirements and based on this new accounting standard; the adoption may have a significant impact on its condensed consolidated financial statements as the Company may be required to consolidate certain CLOs that are not currently consolidated under the current accounting standards. This new accounting standard will be effective for the Company on January 1, 2010.
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures for the fair value measurement of liabilities. Effective in the third quarter of 2009, the Company adopted the guidance of ASU 2009-05. The adoption of ASU 2009-05 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Investments
The Company’s management determines the appropriate classification of securities at the time of purchase which are recorded in the condensed consolidated statements of financial condition on the trade date. At the time of purchase, debt and equity securities are classified as available-for-sale, held-to-maturity or trading. Available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective ratings agencies, commercial paper rated A-1 and P-1 by the respective ratings agencies, corporate debt securities and the Company’s CLO investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Available-for-sale investments have maturities at time of purchase greater than 90 days. Held-to-maturity investments include corporate notes and a certificate of deposit and are recorded at amortized cost, which are those securities that the Company has the intent and ability to hold until maturity. Trading account investments include corporate debt securities and are carried at fair value, with unrealized gains or losses included in the “Revenues — Other income (loss)” caption in the condensed consolidated statements of operations.
The following tables summarize the composition of the Company’s investments at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$140,619	$1,693	$(327)	$141,985
Collateralized loan obligations	204	—	—	204

Total available-for-sale	140,823	1,693	(327)	142,189

Held-to-maturity:
Corporate notes	36,196	—	—	36,196
Certificate of deposit	169			169

Total held-to-maturity	36,365	—	—	36,365

Trading:
Corporate debt securities	225	—	—	225

Total trading	225	—	—	225

Total investments	$177,413	$1,693	$(327)	$178,779

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. government agency obligations	$458,909	$2,016	$(39)	$460,886
Collateralized loan obligations	791	—	—	791
Corporate debt securities	22,076	84	(912)	21,248
ABS	5	—	—	5

Total available-for-sale	481,781	2,100	(951)	482,930

Trading:
Corporate debt securities	3,940	—	—	3,940

Total trading	3,940	—	—	3,940

Total investments	$485,721	$2,100	$(951)	$486,870

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$35,861	$(95)	$2,619	$(232)	$38,480	$(327)

Total	$35,861	$(95)	$2,619	$(232)	$38,480	$(327)

	December 31, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$24,968	$(39)	$—	$—	$24,968	$(39)
Corporate debt securities	17,364	(912)	—	—	17,364	(912)

Total	$42,332	$(951)	$—	$—	$42,332	$(951)

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
As a result of defaults and downgrades in the credit ratings of the underlying collateral loans, the level of subordination in the investment and reduced estimated future cash flows, the Company determined that there was an other-than-temporary impairment in the fair value of the subordinated notes representing the Company’s CLO investments as of June 30, 2009. There were no additional impairments recognized during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the Company recorded impairment losses on its CLO investments, all of which related to credit losses of approximately $0.7 million in the condensed consolidated statements of operations. These CLO investments have been carried at zero since June 30, 2009; therefore, the Company no longer has exposure to future realized losses on these CLO investments. As a result of the CypressTree acquisition, the Company has recorded an additional investment in a CLO of approximately $0.2 million. As of September 30, 2009, approximately 97% of the corporate debt securities will mature before September 2014. The corporate notes are scheduled to mature in March 2013. The CLO investments are scheduled to mature between 2016 and 2021, although the actual maturity of each may be sooner.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Net Credit Swap Revenue (Loss) and Portfolio
Overview
Net credit swap revenue (loss) as presented in the condensed consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps sold before their stated maturity, realized losses on credit events and premium income or expense. The realization of gains or losses on the termination of credit swaps or credit events generally will result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.
Credit swaps are derivative transactions that obligate one party to the transaction (the “Seller”) to pay an amount to the other party to the transaction (the “Buyer”) should an unrelated third party (the Reference Entity), specified in the contract be subject to a defined credit event. The amount to be paid by the Seller following adoption of an industry-wide auction protocol generally will be the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In certain cases, the Seller may elect to purchase the defined obligation of the Reference Entity in the auction or otherwise and hold such obligation seeking to achieve a greater recovery than implied by such auction. In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium generally is paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss).
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
The primary risks inherent in the Company’s activities are (a) where the Company is a Seller, that Reference Entities specified in its credit swap transactions will experience credit events that will require the Company to make payments to the Buyers of the transactions. Defined credit events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a defined credit event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Defined credit events related to the Company’s CDS on ABS may include any or all of the following: failure to pay principal, write-downs in the reference obligations (“principal write-downs”) and ratings downgrades to CCC/Caa2 (S&P/Moody’s) or below of the reference obligation. Upon the occurrence of a defined credit event, a counterparty has the right to present the underlying ABS, in whole or part, to Primus Financial, in exchange for a cash payment by Primus Financial, up to the notional amount of the credit swap (“Physical Settlement”). If there is a principal write-down of the ABS, a counterparty may claim for cash compensation for the amount of the principal write-down, up to the notional value of the credit swap without presentation of the ABS. See note 6 of notes to condensed consolidated financial statements for further discussion of credit events.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company may elect to terminate a credit swap through a credit mitigation transaction before its stated maturity in one of two ways. The Company may negotiate an agreed termination with the original counterparty (an unwind). Alternatively, the Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs.
The Company carries its credit swaps on its condensed consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue (loss) in the Company’s condensed consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to the Company’s net credit swap revenue and the decline will subtract from the Company’s net credit swap revenue for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are predominantly a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps and nonperformance risk adjustment. When the Company is a Seller of credit swaps, it generally has held the credit swaps it has sold to maturity, at which point, assuming no defined credit event has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.
Primus Financial has entered into ISDA Master Agreements with counterparties, which are generally financial institutions. In general, the Company aggregates fair values of individual credit swaps by counterparty for presentation on the Company’s condensed consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net gain, the total is recorded as a component of unrealized gains on credit swaps, at fair value in the condensed consolidated statements of financial condition. If the aggregate total of fair values with a counterparty is a net loss, the total is recorded as a component of unrealized losses on credit swaps, at fair value in the condensed consolidated statements of financial condition.
For the nine months ended September 30, 2009, two individual counterparties generated greater than 10% of the Company’s consolidated net premium revenue. Primus Financial’s top counterparty and top five counterparties represented approximately 15% and 45%, respectively, of the Company’s credit swap portfolio in notional amounts outstanding at September 30, 2009.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information
The following table presents the components of consolidated net credit swap revenue (loss) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net premium income	$21,885	$24,378	$66,588	$78,928
Net realized losses	(21,500)	(84,415)	(58,953)	(89,466)
Net change in unrealized gains (losses)	471,450	(327,646)	1,146,964	(769,770)

Net credit swap revenue (loss)	$471,835	$(387,683)	$1,154,599	$(780,308)

The following table represents the consolidated gross notional amount and fair value of open credit swap transactions entered into with third parties at September 30, 2009 and December 31, 2008 (in thousands). Transactions with Lehman Brothers Special Financing Inc. (“LBSF”) are included in the following table:

	September 30,	December 31,
	2009	2008
Gross Notional Amounts:
Credit swaps sold-single name	$14,589,676	$17,477,946
Credit swaps sold-tranche	5,000,000	5,000,000
CDS on ABS	38,682	67,654
Credit swaps purchased-single name	(11,740)	(11,740)
Fair Value:
Asset	670	—
Liability	1,027,166	2,173,461
“Asset” in the table above represents unrealized gains on credit swaps while “Liability” represents unrealized losses on credit swaps. The Liability at September 30, 2009 and December 31, 2008 includes a favorable nonperformance risk adjustment of approximately $283.8 million and $1.3 billion, respectively, as further discussed in note 5 of notes to condensed consolidated financial statements. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial with counterparties under an ISDA Master Agreement. In the table above, the notional amounts of the credit swap contracts are presented on a gross basis and the fair values of such contracts are netted by counterparty.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The tables below summarize by credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of September 30, 2009 and December 31, 2008 (in thousands). Transactions with LBSF are included in the following tables and are noted as with a non rated counterparty. See note 7 of notes to condensed consolidated financial statements for further discussion.

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$190,520	$(940)	$525,812	$(19,442)
Aa	2,129,760	(20,019)	2,815,912	(83,984)
A	5,075,800	(23,084)	5,825,968	(162,262)
Baa	5,596,032	(40,968)	6,629,514	(321,765)
Ba	910,244	(32,764)	1,168,506	(128,516)
B	307,160	(16,416)	253,422	(30,355)
Caa	70,000	(1,680)	112,812	(47,423)
Ca	139,000	(60,785)	105,000	(48,506)
C	160,160	(115,811)	35,000	(3,189)
D	11,000	(5,725)	6,000	(782)

Total	$14,589,676	$(318,192)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aaa	$1,200,000	$(36,952)	$2,700,000	$(495,997)
Aa	1,700,000	(197,675)	1,350,000	(386,705)
A	800,000	(111,279)	200,000	(73,091)
Baa	550,000	(97,972)	600,000	(231,999)
Ba	300,000	(60,435)	—	—
B	300,000	(89,504)	150,000	(88,725)
Ca	150,000	(86,251)	—	—

Total	$5,000,000	$(680,068)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$—	$—	$5,000	$(2,530)
Baa	3,682	(2,572)	15,000	(11,089)
Ba	—	—	5,000	(3,607)
C	35,000	(29,550)	42,654	(36,193)

Total	$38,682	$(32,122)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$88	$(4,120)	$536
Baa	—	—	(3,580)	474
Ba	—	—	(4,040)	1,689
Ca	(7,620)	3,798	—	—

Total	$(11,740)	$3,886	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$10,000	$(131)	$2,411,228	$(94,793)
Aa	10,789,508	(231,682)	11,930,958	(573,250)
A	2,430,768	(42,411)	1,746,917	(100,189)
Baa	80,000	(97)	—	—
Non rated	1,279,400	(43,871)	1,388,843	(77,992)

Total	$14,589,676	$(318,192)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aa	$4,550,000	$(601,053)	$4,550,000	$(1,132,176)
A	450,000	(79,015)	450,000	(144,341)

Total	$5,000,000	$(680,068)	$5,000,000	$(1,276,517)

CDS on ABS:
Aa	$5,000	$(4,179)	$43,494	$(32,519)
A	28,682	(23,546)	19,160	(17,093)
Non rated	5,000	(4,397)	5,000	(3,807)

Total	$38,682	$(32,122)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
Aa	$(11,740)	$3,886	$(11,740)	$2,699

Total	$(11,740)	$3,886	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$395,520	$(9,205)	$555,812	$(19,594)
AA	1,611,400	(9,750)	2,276,042	(78,128)
A	6,083,600	(30,509)	6,984,696	(200,543)
BBB	5,087,032	(36,149)	6,427,687	(336,933)
BB	724,444	(31,343)	722,933	(71,601)
B	253,560	(12,095)	289,246	(71,219)
CCC	108,960	(5,950)	180,530	(64,235)
CC	290,160	(170,750)	—	—
C	24,000	(6,716)	35,000	(3,189)
D	11,000	(5,725)	6,000	(782)

Total	$14,589,676	$(318,192)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AAA	$1,300,000	$(47,105)	$3,600,000	$(738,361)
AA	1,600,000	(187,521)	450,000	(144,341)
A	400,000	(46,477)	100,000	(37,107)
BBB	950,000	(162,775)	500,000	(187,384)
BB	200,000	(35,700)	200,000	(80,599)
B	200,000	(56,447)	100,000	(60,460)
CCC	200,000	(57,792)	50,000	(28,265)
C	150,000	(86,251)	—	—

Total	$5,000,000	$(680,068)	$5,000,000	$(1,276,517)

CDS on ABS:
BBB	$8,682	$(6,969)	$15,000	$(10,828)
BB	—	—	10,000	(6,727)
B	5,000	(4,179)	10,000	(6,597)
CCC	15,000	(12,034)	10,000	(7,747)
CC	10,000	(8,940)	22,654	(21,520)

Total	$38,682	$(32,122)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$88	$(4,120)	$536
BBB	—	—	(7,620)	2,163
CC	(4,040)	2,437	—	—
C	(3,580)	1,361	—	—

Total	$(11,740)	$3,886	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$3,660,040	$(57,998)	$7,620,037	$(350,248)
A	9,650,236	(216,323)	8,469,066	(417,984)
Non rated	1,279,400	(43,871)	1,388,843	(77,992)

Total	$14,589,676	$(318,192)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AA	$2,750,000	$(323,961)	$2,850,000	$(640,545)
A	1,800,000	(277,092)	2,150,000	(635,972)
BBB	450,000	(79,015)	—	—

Total	$5,000,000	$(680,068)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$33,682	$(27,725)	$62,654	$(49,612)
Non rated	5,000	(4,397)	5,000	(3,807)

Total	$38,682	$(32,122)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(11,740)	$3,886	$(11,740)	$2,699

Total	$(11,740)	$3,886	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF, as discussed in note 7), as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$7,472,260	$(255,324)	$9,135,739	$(481,009)
Europe	6,426,416	(55,808)	7,456,207	(314,651)
Asia-Pacific	522,000	(6,156)	707,000	(38,839)
Others	169,000	(904)	179,000	(11,725)

Total	$14,589,676	$(318,192)	$17,477,946	$(846,224)

By Counterparty:
North America	$6,791,356	$(157,988)	$8,872,732	$(439,704)
Europe	7,681,320	(158,642)	8,463,214	(401,245)
Asia-Pacific	117,000	(1,562)	132,000	(5,203)
Others	—	—	10,000	(72)

Total	$14,589,676	$(318,192)	$17,477,946	$(846,224)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(67,526)	$600,000	$(143,205)
Europe	4,400,000	(612,542)	4,400,000	(1,133,312)

Total	$5,000,000	$(680,068)	$5,000,000	$(1,276,517)

CDS on ABS
By Reference Entity:
North America	$38,682	$(32,122)	$67,654	$(53,419)

Total	$38,682	$(32,122)	$67,654	$(53,419)

By Counterparty:
North America	$28,682	$(24,175)	$38,494	$(27,695)
Europe	10,000	(7,947)	29,160	(25,724)

Total	$38,682	$(32,122)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(11,740)	$3,886	$(11,740)	$2,699

Total	$(11,740)	$3,886	$(11,740)	$2,699

By Counterparty:
Europe	$(11,740)	$3,886	$(11,740)	$2,699

Total	$(11,740)	$3,886	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the distribution of the credit swap portfolio (including transactions with LBSF, as discussed in note 7), by year of maturity as of September 30, 2009 and December 31, 2008 (in thousands). With respect to the CDS on ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2009	$793,452	$(1,580)	$2,628,795	$(43,412)
2010	5,572,540	(70,819)	5,815,475	(231,783)
2011	2,589,820	(114,666)	2770,195	(187,662)
2012	4,591,504	(127,809)	5,106,916	(325,565)
2013	1,042,360	(3,318)	1,156,565	(57,802)

Total	$14,589,676	$(318,192)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$1,000,000	$(20,425)	$1,000,000	$(70,593)
2013	350,000	(127,343)	350,000	(167,083)
2014	3,650,000	(532,300)	3,650,000	(1,038,841)

Total	$5,000,000	$(680,068)	$5,000,000	$(1,276,517)

CDS on ABS
Year of Maturity
2010	$20,000	$(17,104)	$10,000	$(6,597)
2011	8,682	(6,751)	5,000	(4,491)
2012	10,000	(8,267)	14,160	(10,742)
2013	—	—	15,000	(12,002)
2014	—	—	15,000	(11,554)
2016	—	—	8,494	(8,033)

Total	$38,682	$(32,122)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(11,740)	$3,886	$(11,740)	$2,699

Total	$(11,740)	$3,886	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Financial Instruments and Fair Value Disclosures
A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. ASC Topic 820, Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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
In measuring the fair market values of its financial instruments, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs based on the fair value hierarchy. The hierarchy is categorized into three levels based on the reliability of inputs as follows:
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
U.S. government agency obligations, commercial paper, corporate debt securities, corporate notes and interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.
•	Level 3 — Valuations in which a significant input or inputs are unobservable and that are supported by little or no market activity.
Primus Financial’s fair value of its credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The single name credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk as credit spreads on Primus Financial are unobservable as discussed below. In addition, CLO investments, trading account assets and ABS are categorized within Level 3.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Nonperformance Risk Adjustment
The Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Upon adoption of ASC Topic 820, Fair Value Measurements and Disclosures in the first quarter of 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of Primus Financial’s credit swap portfolio. The developing industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. Primus Guaranty derives an estimate of Primus Financial’s credit spread because Primus Financial does not have an observable credit spread. This estimated credit spread was obtained by reference to similar entities that have observable spreads. The majority of the comparative entities are engaged in the financial insurance business.
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value in the condensed consolidated statements of financial condition as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$1,310,921	$3,427,076
Nonperformance risk adjustments	(283,755)	(1,253,615)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$1,027,166	$2,173,461

The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue (loss) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net credit swap revenue (loss) without nonperformance risk adjustments	$683,868	$(734,313)	$2,124,460	$(1,496,350)
Nonperformance risk adjustments	(212,033)	346,630	(969,861)	716,042

Net credit swap revenue (loss) after nonperformance risk adjustments	$471,835	$(387,683)	$1,154,599	$(780,308)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Assets / Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$568,684	$—	$—	$568,684
Investments	—	178,350	429	178,779
Unrealized gain on credit swaps	—	—	670	670
Other assets	—	2,896	—	2,896

Total Assets	$568,684	$181,246	$1,099	$751,029

Liabilities
Unrealized loss on credit swaps	$—	$—	$1,027,166	$1,027,166

Total Liabilities	$—	$—	$1,027,166	$1,027,166

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Assets / Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$243,909	$37,003	$—	$280,912
Investments	—	482,134	4,736	486,870
Other assets	—	7,813	—	7,813

Total Assets	$243,909	$526,950	$4,736	$775,595

Liabilities
Unrealized loss on credit swaps	$—	$—	$2,173,461	$2,173,461

Total Liabilities	$—	$—	$2,173,461	$2,173,461

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
	Unrealized
	Gain on
	Credit Swaps	Investments	Investments

Balance, beginning of period	$—	$263	$6,782
Realized gains (losses)	—	262	(124)
Unrealized gains (losses)	670	50	(904)
Purchases, sales, issuances and settlements	—	(146)	—

Balance, end of period	$670	$429	$5,754

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	Unrealized
	Gain on
	Credit Swaps	Investments	Investments

Balance, beginning of period	$—	$4,737	$9,657
Realized gains (losses)	—	1,832	(124)
Unrealized gains (losses)	670	138	(3,903)
Purchases, sales, issuances and settlements	—	(6,278)	124

Balance, end of period	$670	$429	$5,754

Realized and unrealized gains and losses on Level 3 assets (unrealized gain on credit swaps) are included in “Net credit swap revenue (loss)” in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in “Accumulated other comprehensive income (loss)”, which is a component of “Shareholders’ equity (deficit) of Primus Guaranty, Ltd.” in the condensed consolidated statements of financial condition. Unrealized gains or losses on Level 3 assets (trading account assets) are recorded in “Revenues — Other income (loss)” in the condensed consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a reconciliation for the Company’s liabilities (unrealized loss on credit swaps) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Unrealized Loss on Credit Swaps	2009	2008	2009	2008

Balance, beginning of period	$(1,497,947)	$(546,228)	$(2,173,461)	$(368,739)
Net realized losses	21,500	—	58,953	4,876
Unrealized gains (losses)	449,281	(225,685)	1,087,342	(408,050)

Balance, end of period	$(1,027,166)	$(771,913)	$(1,027,166)	$(771,913)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in “Net credit swap revenue (loss)” in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Level 3 assets at September 30, 2009, which include Primus Financial’s credit swaps sold, investments in CLOs and trading account assets, were $1.1 million, or 0.15% of the total assets measured at fair value. Level 3 liabilities at September 30, 2009, which include Primus Financial’s credit swaps sold, were $1.0 billion, or 100% of total liabilities measured at fair value.
Level 3 assets at December 31, 2008, which include investments in CLOs and trading account assets, were $4.7 million, or 0.6% of the total assets measured at fair value. Level 3 liabilities at December 31, 2008, which include Primus Financial’s credit swaps sold, were $2.2 billion, or 100% of total liabilities measured at fair value.
Financial Instruments Not Measured at Fair Value
The Company’s long-term debt is recorded at historical amounts. At September 30, 2009, the carrying value and fair value of the 7% Senior Notes were $94.6 million and $53.4 million, respectively. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price. At September 30, 2009, the carrying value of Primus Financial’s subordinated deferrable interest notes was $155.4 million. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no current market activity of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.67% for the nine months ended September 30, 2009, with the first maturity date on such notes scheduled to fall in June 2021.
Fair Value Option
Effective January 1, 2008, ASC Topic 825, Financial Instruments provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. ASC Topic 825, Financial Instruments permits the fair value option election on an instrument by instrument basis at initial recognition of an eligible asset or eligible liability, that otherwise not accounted for at fair value under other accounting standards. Upon adoption of ASC Topic 825, Financial Instruments as of the effective date, the Company did not elect the fair value option on any of its existing eligible financial assets and liabilities. Subsequent to the adoption of ASC Topic 825, Financial Instruments, the Company has not elected the fair value option for any new transactions or instruments.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Credit Events and Terminations of Credit Swaps
The following table presents the components of realized losses recorded by Primus Financial, related to credit events and terminations of credit swaps for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Realized losses on single name credit swaps	$(21,500)	$(84,420)	$(31,350)	$(85,320)
Realized losses on CDS on ABS	—	—	(27,628)	(4,875)

Total realized losses	$(21,500)	$(84,420)	$(58,978)	$(90,195)

Credit Mitigation Transactions
During the three months ended September 30, 2009, Primus Financial Products, LLC paid $21.5 million to two counterparties with respect to credit mitigation transactions as discussed below.
During July 2009, Primus Financial Products, LLC entered into a transaction with a significant bank counterparty with respect to credit default swaps having a total notional principal of $1.3 billion. Under the terms of the transaction, Primus Financial Products, LLC and the bank terminated credit default swaps with an aggregate notional principal of $40.0 million. These credit default swaps were written primarily on a financial guaranty insurance (“monoline”) Reference Entity. Primus Financial Products, LLC has paid a termination fee of $15.0 million to the counterparty to terminate these swaps. In addition, Primus Financial Products, LLC assigned the remaining credit default swaps that it had sold to the counterparty to a newly formed, wholly owned subsidiary. Primus Financial Products, LLC paid an assignment fee of approximately $36.0 million to its subsidiary. The subsidiary’s potential liability under the credit default swap contracts with the counterparty is limited to this $36.0 million plus future premiums and earned interest. Cash and corporate notes of approximately $36.7 million have been pledged by the subsidiary in favor of a counterparty.
During September 2009, Primus Financial Products, LLC terminated $1.3 billion notional principal of credit swaps with a significant counterparty. These credit swaps represent the counterparty’s entire portfolio of credit swaps with Primus Financial Products, LLC. Primus Financial Products, LLC paid $6.5 million to the counterparty, a significant discount to the carrying value of the portfolio at the time of the transactions, to terminate these credit swaps.
Credit Events on Credit Swaps Sold — Single Name
During the three months ended September 30, 2009, there were no credit events. During the nine months ended September 30, 2009, a credit event on one single name Reference Entity, Idearc Inc., occurred in Primus Financial’s credit swap portfolio with a total notional amount of $10 million. As a result, the Company recorded a realized loss of approximately $9.9 million, net of recovery values, related to such credit event in the condensed consolidated results of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the third quarter of 2008, credit events on four single name Reference Entities occurred in Primus Financial’s credit swap portfolio with a total notional amount of $280.1 million. As a result, the Company recorded a realized loss of approximately $84.4 million, net of recovery values, related to these credit events in the condensed consolidated results of operations.
Credit Events on CDS on ABS
During the three and nine months ended September 30, 2009, Primus Financial recorded realized losses of zero and $27.6 million, respectively, net of bond recovery values, related to Physical Settlements, principal write-downs and terminated credit swaps in its CDS on ABS portfolio.
At September 30, 2009, Primus Financial’s CDS on ABS portfolio was $38.7 million (in notional amount). The notional principal amount on the CDS on ABS, which had been downgraded to CCC/Caa2 or below, was $35.0 million. Of these swaps, $5.0 million (in notional amount) was written with LBSF, a defaulting counterparty, which is no longer paying premiums. Primus Financial continues to earn and collect premiums on the remaining $30.0 million (in notional amount) of CDS on ABS which had been downgraded to CCC/Caa2.
7. Counterparty Default — LBSF
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps at their fair value. LBSF has been obligated to pay approximately $9.5 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.9 million and $5.5 million on the credit swaps with LBSF during the three and nine months ended September 30, 2009, respectively. Primus Financial did not recognize premium income of approximately $2.0 million on the credit swaps with LBSF during the three months ended September 30, 2008. The cumulative amount of $9.5 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at September 30, 2009.
8. Variable Interest Entities
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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and reconsiders that conclusion based on any significant changes to the VIE or if certain events occur. The Company’s evaluation consists of performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. When the primary beneficiary cannot be identified through a qualitative analysis, the Company performs a quantitative analysis, which computes and allocates expected losses or expected residual returns to variable interest holders. Under this method, the Company calculates its share of the VIEs expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on the contractual arrangements and the Company’s position in the VIE’s capital structure, under various probability-weighted scenarios.
The Company may be involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities and derivative instruments that may be considered variable interests. Transactions associated with these entities include structured financing arrangements, including CLOs. The Company’s current involvement with VIEs primarily is through activities of Primus Asset Management and its subsidiary, CypressTree, which act as collateral manager for eight CLOs and five CSOs and earns asset management fees, subject to the terms of each collateral management agreement. The Company has no contractual obligation to fund or provide other support to any CLO or CSO.
9. Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing earnings (loss) available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings (loss) available to common shares	$461,543	$(390,219)	$1,165,279	$(797,694)
Weighted-average basic shares outstanding	39,999	45,230	40,430	45,187
Effect of dilutive instruments:
Share options	—	—	—	—
Restricted share units	1,415	—	808	—

Dilutive potential shares	1,415	—	808	—
Weighted-average diluted shares	41,414	45,230	41,238	45,187
Basic EPS	$11.54	$(8.63)	$28.82	$(17.65)
Diluted EPS	$11.14	$(8.63)	$28.26	$(17.65)
For the three months ended September 30, 2009 and 2008, approximately 1.0 million shares and 2.8 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
For the nine months ended September 30, 2009 and 2008, approximately 1.4 million shares and 2.7 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Share Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on estimated fair values. Share-based compensation expense is recognized based on the fair value of share options, performance shares, restricted shares and share units, as determined on the date of grant and is being expensed over the related vesting period.
The fair value of the share options granted is determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The Company did not grant any share options during the three and nine months ended September 30, 2009 and 2008.
Share units granted during three and nine months ended September 30, 2009 and 2008 were based upon the fair value of the common shares on the date the award was granted. The Company used a Monte Carlo simulation pricing model to estimate the fair value of performance shares with a share price market condition granted during the nine months ended September 30, 2009. The use of the Monte Carlo simulation pricing model requires certain estimates for values of variables used in the model.
The Company recorded share-based compensation expense of approximately $1.2 million and $0.9 million during the three months ended September 30, 2009 and 2008, respectively. The Company recorded share-based compensation expense of approximately $3.3 million and $3.5 million during the nine months ended September 30, 2009 and 2008, respectively. Share-based compensation expense is included in compensation and employee benefits in the condensed consolidated statements of operations.
As of September 30, 2009, total unrecognized share-based compensation expense related to nonvested share awards was $5.1 million. This expense is expected to be recognized over a weighted average period of 1.8 years.
11. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$462,269	$(388,822)	$1,168,019	$(792,550)
Other comprehensive income (loss):
Foreign currency translation adjustments	51	(108)	168	(169)
Change in net unrealized gains (losses) on available-for-sale investments	1,603	(3,022)	196	(5,401)

Comprehensive income (loss)	463,923	(391,952)	1,168,383	(798,120)
Distributions on preferred securities of subsidiary	726	1,397	2,740	5,144

Comprehensive income (loss) available to common shares	$463,197	$(393,349)	$1,165,643	$(803,264)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. CypressTree Acquisition
On July 9, 2009, Primus Asset Management completed the acquisition of 100% of the limited liability partnership interests of CypressTree. CypressTree was founded in 1995 and manages leveraged loans and high yield bonds in a variety of investment products, including CLOs, CSOs and separately managed accounts. CypressTree assets under management totaled approximately $3.7 billion as of September 30, 2009. The Company through Primus Asset Management acquired CypressTree with the intent of expanding its asset management business and as part of its corporate growth strategy.
CypressTree operates as a wholly owned subsidiary of Primus Asset Management. With the addition of CypressTree, Primus Asset Management now has approximately $23.3 billion in assets under management in structured credit vehicles. This includes the $19.6 billion notional credit swaps portfolio of Primus Financial, as well as eight CLOs with $2.8 billion in assets and five CSOs totaling approximately $0.9 billion.
The total purchase price consideration for this acquisition was estimated to be $9.3 million, which consisted of cash paid at closing of $3.2 million, a deferred payment of approximately $3.9 million due one year from the acquisition date, subject to terms of the agreement and $2.2 million of contingent consideration to the sellers, based on a fixed percentage of certain future management fees earned through 2015.
The acquisition of CypressTree is being accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price consideration was allocated to assets and liabilities based on their estimated fair value at acquisition date. The results of operations for CypressTree are included in the accompanying condensed consolidated statements of operations since the acquisition date.
The purchase price allocation is preliminary and based on certain estimates and assumptions that may change as a result of final valuations. The excess of the purchase price consideration over the net tangible and identifiable assets was recorded as goodwill. Goodwill associated with this acquisition represents the value expected from the combination of CypressTree and Primus Asset Management loan platforms including economies of scale and depth of business relationships. All goodwill related to this acquisition is expected to be deductible for income tax purposes.
In connection with the CypressTree acquisition, the Company recorded approximately $3.9 million of goodwill, $4.4 million of other identifiable intangible assets and net tangible assets of $1.0 million. The identifiable intangible assets consist of $3.6 million of management contract rights and $0.8 million of non-compete agreements, which will be amortized under the straight-line method over their estimated useful lives of 10.5 years and 3 years, respectively. Goodwill is not amortized but will be reviewed annually for impairment or more frequently if impairment indicators arise in accordance with ASC Topic 350, Intangibles — Goodwill and Other.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table represents the other intangible assets recorded as a result of the CypressTree acquisition (in thousands):

	Fair Value	Accumulated	Net Book Value
	July 9, 2009	Amortization	September 30, 2009

Management contract rights	$3,600	$60	$3,540
Non-compete agreements	800	50	750

Total other intangible assets	$4,400	$110	$4,290

The following table represents estimated future amortization expense related to other intangible assets based on the straight-line method over the estimated useful lives as of September 30, 2009 (in thousands):

Remainder of 2009	$194
2010	610
2011	610
2012	476
2013	343
2014	343
thereafter	1,714

Total	$4,290

The following table represents combined unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, as if the CypressTree acquisition had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Pro forma revenues (losses)	$475,601	$(377,229)	$1,205,532	$(745,717)
Pro forma net income (loss) available to common shares	460,813	(390,618)	1,162,718	(798,892)
Proforma earnings (loss) per common share:
Pro forma basic earnings (loss) per common share	$11.52	$(8.64)	$28.76	$(17.68)
Pro forma diluted earnings (loss) per common share	$11.13	$(8.64)	$28.20	$(17.68)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
13. Income Taxes
The Company and certain of its subsidiaries are currently under IRS audit for the tax years 2004 through 2006. The audit has not yet been completed and the outcome cannot be predicted with certainty. Should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Therefore, it is reasonably possible that the Company’s unrecognized tax benefits could materially change in the next 12 months. However, because of the uncertainty of the potential outcome of outstanding issues in the audit, quantification of an estimated range for any provision can not be made at this time.
14. Subsequent Events
On November 4, 2009, Primus Financial Products, LLC has completed its third credit mitigation transaction. Primus Financial Products, LLC assigned a portfolio of credit swaps with its largest single counterparty, comprising notional principal of $2.65 billion of tranche transactions and approximately $250 million of single name credit swaps, to another newly formed, wholly owned subsidiary. In connection with this transaction, Primus Financial Products, LLC paid its subsidiary an assignment fee of $100 million. The subsidiary and the counterparty have agreed to restructure the portfolio such that the single name credit swaps are terminated and the tranche transactions are revised to reflect a new notional principal totaling $1.75 billion. The subsidiary has paid the counterparty a restructuring fee of $10 million. Future credit swap premiums payable by the counterparty on the restructured portfolio are approximately $15 million less than the future premiums on the portfolio prior to restructuring. The last restructured tranche matures in December 2014.
On November 1, 2009, CIT Group Inc. (“CIT”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. As of November 1, 2009, Primus Financial’s net single-name credit swap notional exposure that references CIT totaled $15.4 million. The Company anticipates that, as a result of the CIT credit event, it will make cash settlement payments to its counterparties on these transactions, less recoveries. However, recovery levels have not been determined at this time. Primus Financial also has credit swap exposure to CIT in its tranche portfolios, which are not subject to first loss due to existing subordination levels. The Company does not anticipate that Primus Financial will have to make cash settlement payments on its tranche transactions as a result of the CIT bankruptcy filing.

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
Business
Primus Guaranty, Ltd. is a holding company that conducts business currently through two principal operating subsidiaries, Primus Asset Management, an investment manager to third party entities and affiliated companies and Primus Financial, a CDPC, and a provider of credit protection.
Primus Asset Management
Primus Asset Management acts as an investment manager to affiliated companies and third party entities. It also manages the credit swap and cash investment portfolios of its affiliate, Primus Financial. On July 9, 2009, Primus Asset Management completed the acquisition of CypressTree Investment Management, LLP (“CypressTree”) and its subsidiaries. CypressTree operates as a wholly owned subsidiary of Primus Asset Management. See note 12 of notes to condensed consolidated financial statements for further discussion of this acquisition. With the CypressTree acquisition, Primus Asset Management currently manages eight CLOs. CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. Additionally, Primus Asset Management currently manages five CSOs and separately managed accounts on behalf of third parties. CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management receives fees for its investment management services to the five investment vehicles. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. As of September 30, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $19.6 billion in notional amount and CLO and CSO assets of approximately $3.7 billion.
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
At September 30, 2009, Primus Financial’s credit swap portfolio had a total notional amount of $19.6 billion, which included $14.6 billion of single name credit swaps, $5.0 billion of tranches and $38.7 million of CDS on ABS. See note 4 of notes to condensed consolidated financial statements for further information.
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
Trends and Business Outlook
The global financial and credit markets showed significant improvement during the third quarter of 2009. Global capital markets reopened and activity levels were at a record pace for new investment grade and high yield corporate bond issuances. The flow of investor cash into fixed income mutual funds was also very high. There was a significant rally in credit spreads across the investment grade and non-investment grade sectors. Global equity markets also showed strong performance in the quarter. Notwithstanding these overall positive developments, there is an expectation that the credit markets likely will continue to remain challenging with the prospect of additional corporate defaults particularly from those companies without ready access to the capital markets. These conditions could exist in 2010. Should these difficult conditions persist during the fourth quarter of 2009 and afterwards, Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.
Major credit swap dealers and global banks have significantly tightened criteria for acceptable counterparties. In almost every case, these dealer and bank counterparties are continuing to require that counterparties post collateral to transact in the credit swap market. Primus Financial does not have the capacity to post collateral to counterparties and generally has not been able to write any new credit protection since the second quarter of 2008.

Our management team, in consultation with our board, has carefully reviewed our strengths, weaknesses, opportunities and challenges and during the quarter of 2009 put in place a three-year strategy that focuses on providing value to shareholders.
Our strategy includes the following business priorities and initiatives:
•	Amortizing Primus Financial’s credit swap portfolio;
•	Pursuing new asset management opportunities in credit, structured credit and derivative markets;
•	Efficiently allocating capital; and
•	Aligning costs with our business approach.
In amortization, Primus Financial will not pursue new opportunities to sell credit protection. As a result, Primus Financial’s portfolio of credit swaps will amortize and existing credit swap contracts will expire at maturity (unless terminated early). The amortization of the portfolio continued during the first nine months of 2009, with approximately $1.9 billion notional amount of credit swap contracts maturing in the first nine months of 2009; an additional $793.5 million maturing during the remainder of 2009 (unless terminated early). The average remaining maturity of Primus Financial’s credit swap portfolio was 2.51 years at September 30, 2009, compared with 3.03 years at December 31, 2008. Management’s focus in amortizing Primus Financial’s portfolio is to seek to maximize the potential value within Primus Financial. There is a wide range of possible outcomes and therefore value to shareholders from the amortization of Primus Financial’s credit swap portfolio. The most important element in determining value will be the credit losses Primus Financial may incur over the credit swap portfolio’s remaining life. Management has engaged Primus Financial’s counterparties in discussions of various steps that could be taken to reduce the range of possible negative outcomes for shareholders from this portfolio and these discussions are ongoing. The overall purpose of a credit mitigation transaction is to reduce the net risk of Primus Financial’s credit swap portfolio, thereby increasing the likelihood of significant amount of capital that may be preserved by Primus Financial at the final maturity of the credit swap portfolio. Primus Financial entered into two credit mitigation transactions during the third quarter of 2009, as discussed below.
During July 2009, Primus Financial Products, LLC entered into a transaction with a significant bank counterparty with respect to credit default swaps having a total notional principal of $1.3 billion. Under the terms of the transaction, Primus Financial Products, LLC and the bank terminated credit default swaps with an aggregate notional principal of $40 million. These credit default swaps were written primarily on a financial guaranty insurance (“monoline”) Reference Entity. Primus Financial Products, LLC has paid a termination fee of $15 million to the counterparty to terminate these swaps. In addition, Primus Financial Products, LLC assigned the remaining credit default swaps that it had sold to the counterparty to a newly formed, wholly owned subsidiary. Primus Financial Products, LLC paid an assignment fee of approximately $36 million to its subsidiary. The subsidiary’s potential liability under the credit default swap contracts with the counterparty is limited to this $36 million plus future premiums and earned interest. Cash and corporate notes of approximately $36.7 million have been pledged by the subsidiary in favor of a counterparty.

During September 2009, Primus Financial Products, LLC terminated $1.3 billion notional principal of credit swaps with a significant counterparty. These credit swaps represent the counterparty’s entire portfolio of credit swaps with Primus Financial Products, LLC. Primus Financial Products, LLC paid $6.5 million to the counterparty, a significant discount to the carrying value of the portfolio at the time of the transaction, to terminate these credit swaps. Included in this portfolio were a small number of Reference Entities which Primus Financial concluded had a high risk profile, including certain financial guarantors.
Our management believes that both these transactions have resulted in reducing our exposure to certain Reference Entities with higher risk profiles to reduce the overall risk of paying a counterparty claim.
The Company continues to discuss with its counterparties potential credit mitigation transactions, as it actively manages its credit protection portfolio in amortization. Primus Financial’s previously announced strategy is to address certain concentration issues in a small number of higher risk sectors, including insurance, building/development and retail, among others. No assurance can be given that Primus Financial will be successful in completing risk mitigation transactions or, if successful, that Primus Financial will achieve the desired risk reductions in its credit swap portfolio.
We are continuing to pursue opportunities to grow our assets under management. Specifically, we see opportunities to acquire companies, asset management contracts and structured credit assets arising from the consolidation which is likely to take place during 2009 within the structured credit markets. As previously discussed, on July 9, 2009, Primus Asset Management completed the acquisition of CypressTree. Primus Asset Management has developed and is beginning to market various fund management alternatives which take advantage of its established credit platform and track record across US/Global investment grade and high-yield credit. Primus Asset Management plans to raise third-party capital for these funds to grow its assets under management.
Additionally, we are considering various alternatives for establishing a new credit protection business. During the third quarter of 2009, management had discussions with a number of potential counterparties and investors to discuss their level of interest in working with us in establishing this business.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material. Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. Management believes that there have been no significant changes during the nine months ended September 30, 2009 to the items disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. See note 2 and 5 of notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding new Accounting Pronouncements and Financial Instruments and Fair Value Disclosures, respectively.

Counterparty Default — LBSF
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of LBH, and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. LBSF has been obligated to pay approximately $9.5 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.9 million and $5.5 million on the credit swaps with LBSF during the three and nine months ended September 30, 2009, respectively. The cumulative amount of $9.5 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at September 30, 2009.
In our opinion, because the defaults of LBH and LBSF are not subject to cure, as a legal matter, Primus Financial is not obligated to settle with LBSF with respect to any existing or future credit events. However, under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps with LBSF at their fair value.
Results of Operations
Introduction
The primary component of our financial results is net credit swap revenue (loss). Net credit swap revenue (loss) incorporates credit swap premium income, together with realized gains and losses arising from the termination of credit swaps, as a result of credit events or credit mitigation transactions. In addition, changes in the unrealized gains (losses) fair value of credit swap portfolio are included in net credit swap revenue (loss).
Other sources of revenue consist of interest income earned on our investments and fees earned from our asset management activities.
Expenses include interest expense on the debt issued by Primus Guaranty and Primus Financial, employee compensation and other expenses. Primus Financial also makes distributions on its preferred securities. These components are discussed in more detail below.
Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008
Overview of Financial Results
GAAP net income available to common shares for the third quarter of 2009 was $461.5 million, primarily attributable to mark-to-market unrealized gains of $471.5 million on Primus Financial’s credit swap portfolio during the third quarter of 2009. GAAP net (loss) available to common shares for the third quarter of 2008 was $(390.2) million, primarily attributable to mark-to-market unrealized losses of $(327.6) million on Primus Financial’s credit swap portfolio during the third quarter of 2008.

Net credit swap premiums earned were $21.9 million in the third quarter of 2009, compared with $24.4 million in the third quarter of 2008. The decrease in net premiums primarily is attributable to the amortization of Primus Financial’s credit swap portfolio. The components of our net credit swap revenue (loss) for Primus Financial are discussed in greater detail below.
Interest income on our portfolio of investments was $1.2 million in the third quarter of 2009, compared with $6.2 million in the third quarter of 2008. The decrease primarily is attributable to lower market interest rates and lower invested balances.
During the three months ended September 30, 2009, we recorded a net gain of $0.6 million on the retirement of long-term debt from purchases of our 7% Senior Notes.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market. The turmoil in the auction rate markets that began in August 2007 has continued thus far during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements.
Interest expense and distributions on preferred securities issued by Primus Financial were $2.8 million in the third quarter of 2009, compared with $5.4 million in the third quarter of 2008. The decrease primarily is attributable to lower LIBOR, partially offset by the increase in the specified spread rates on Primus Financial’s preferred securities and debt.
Operating expenses were $11.2 million in the third quarter of 2009, compared with $4.3 million in the third quarter of 2008. The increase in operating expenses was principally a result of a higher accrual for incentive bonuses, and an increase in professional and legal fees. In the third quarter of 2008, compensation expense reflected a significant reduction in the accrual for incentive bonuses.
Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $471.8 million and $(387.7) million for the three months ended September 30, 2009 and 2008, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.

The following table shows the components of net credit swap revenue (loss) for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net premiums earned	$21,885	$24,378
Net realized gains (losses) on credit swaps	(21,500)	(84,415)
Net unrealized gains (losses) on credit swaps	471,450	(327,646)

Total net credit swap revenue (loss)	$471,835	$(387,683)

Net Premiums Earned — Primus Financial
Net premiums earned were $21.9 million and $24.4 million for the three months ended September 30, 2009 and 2008, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;
•	Premium income on tranches sold;
•	Premium income on CDS on ABS; and
•	Net premium income (expense) on credit swaps undertaken to offset credit risk.
The following table shows the components of net premiums earned for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Premium income on single name credit swaps sold	$16,613	$18,959
Premium income on tranches sold	5,200	5,202
Premium income on CDS on ABS	85	262
Net premium income (expense) on credit swaps undertaken to offset credit risk	(13)	(45)

Total net premiums earned	$21,885	$24,378

Premium income on single name credit swaps sold was $16.6 million and $19.0 million (excludes premiums on credit swaps with LBSF, since the date of LBSF’s initial default) during the three months ended September 30, 2009 and 2008, respectively. The decrease primarily was attributable to the amortization of Primus Financial’s credit swap portfolio.
Premium income from tranches sold was $5.2 million and $5.2 million for the three months ended September 30, 2009 and 2008, respectively.
Premium income on CDS on ABS was $85 thousand and $262 thousand during the three months ended September 30, 2009 and 2008, respectively.

Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Net realized gains (losses) for the three months ended September 30, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Realized gains on single name credit swaps	$—	$4
Realized gains (losses) on single name credit swaps	—	(84,419)
Realized losses on terminated single name credit swaps sold	(21,500)	—

Total net realized losses on credit swaps	$(21,500)	$(84,415)

Net realized losses on credit swaps sold were $21.5 million and $84.4 million for the three months ended September 30, 2009 and 2008, respectively. Realized losses for the three months ended September 30, 2009 resulted from payments to two counterparties for the credit mitigation transactions as previously discussed. The realized losses incurred during the three months ended September 30, 2008 were primarily the result of the credit events that occurred on four single name Reference Entities in that period.
Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
The unrealized gains (losses) on credit swaps sold for the three months ended September 30, 2009 and 2008 are summarized below (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net unrealized gains (losses) on credit swaps sold	$214,080	$(103,202)
Net unrealized gains (losses) on tranches sold	261,924	(226,310)
Net unrealized gains (losses) on CDS on ABS	(3,759)	625
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	(795)	1,241

Total net unrealized gains (losses) on credit swaps	$471,450	$(327,646)

Net unrealized gains (losses) on credit swaps were $471.5 million and $(327.6) million for the three months ended September 30, 2009 and 2008, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the three months ended September 30, 2009 and 2008, Primus Financial recorded nonperformance risk adjustments of $(212.0) million and $346.6 million, respectively, which is reflected in these periods.
Asset Management and Advisory Fees
We earned $1.3 million and $1.1 million of asset management and advisory fees for the three months ended September 30, 2009 and 2008, respectively. The increase primarily was attributable to higher asset management fees as a result of the CypressTree acquisition, which amounted to $0.9 million from the date of acquisition. During 2009, asset management fees were reduced for the deferral of subordinated fees on certain CLOs during the three months ended September 30, 2009. The asset management fees have been deferred pending the cure of certain tests within the CLOs.

Primus Asset Management acts as collateral manager for CLOs, on behalf of third parties. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2009 or 2008, respectively.
Interest Income
We earned interest income of $1.2 million and $6.2 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio and lower average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.
Weighted average yields on our cash, cash equivalents and investments were 0.67% in the three months ended September 30, 2009, compared with 2.77% for the three months ended September 30, 2008.
The following table presents a comparison of our interest income for the three months ended September 30, 2009 and 2008, to our total cash, cash equivalents and investments at September 30, 2009 and 2008 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Interest income	$1,218	$6,212

Cash and cash equivalents	$568,684	$298,335
Investments	178,779	615,472

Total cash, cash equivalents and investments	$747,463	$913,807

Gain on Retirement of Long-Term Debt
During the three months ended September 30, 2009, we purchased and retired approximately $1.2 million in face value of our 7% Senior Notes at a cost of approximately $0.6 million. As a result, we recorded a net gain of $0.6 million on the retirement of our long-term debt.
Other income (loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. Other income (loss) was $0.5 million and $(140) thousand during the three months ended September 30, 2009 and 2008, respectively. Other income during the three months ended September 30, 2009 consisted primarily of unrealized gains on corporate bonds held by Primus Financial, as a result of the bonds delivered related to the settlement of the Idearc Inc. credit event in the first quarter of 2009. Other loss during the three months ended September 30, 2008 consisted of foreign currency losses.

We transacted credit swaps denominated in U.S. dollars and euros during the three months ended September 30, 2009 and 2008. Euro-denominated credit swaps comprised 44% of the notional amount of our Primus Financial single name credit swaps sold portfolio at September 30, 2009. The majority of the euro premium receipts are sold as they are received for U.S dollars, and only a small working cash balance in euros is retained.
Operating Expenses
Our operating expenses were $11.2 million and $4.3 million for the three months ending September 30, 2009 and 2008, respectively, as summarized in the following table (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Compensation and employee benefits	$6,418	$1,739
Professional and legal fees	2,253	796
Depreciation and amortization	344	336
Technology and data	847	854
Other	1,352	596

Total operating expenses	$11,214	$4,321

Number of full-time employees, at end of period	45	52
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share-based compensation. Incentive bonus awards are impacted by our financial performance. Compensation expense for the three months ended September 30, 2009 increased by approximately $4.7 million over the comparable prior period. The increase was principally a result of a higher accrual for incentive bonuses. In the third quarter of 2008, compensation expense reflected a significant reduction in the accrual for incentive bonuses. Our accrued cash incentive compensation expense was $2.6 million for the three months ended September 30, 2009, compared with an accrued expense of $(1.8) million for the corresponding prior period. Share-based compensation expense was approximately $1.2 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The increase in professional fees primarily is attributable to higher director and officer insurance expense, legal and consulting fees, which related to the CypressTree acquisition and credit mitigation transactions and advisory fees for potential business expansion activities.
Depreciation and amortization expense decreased primarily as a result of reduced capitalized software development costs and certain assets becoming fully depreciated. The decrease in technology and data expense primarily was attributable to reduced technology services.

Other operating expenses include rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other primarily was a result of rent related costs associated with office lease.
Interest Expense and Preferred Distributions
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market. The turmoil in the auction rate market that began in August 2007 has continued thus far during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements. At September 30, 2009, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were accruing interest at an all in rate of 3.24% and 3.40%, respectively.
For the three months ended September 30, 2009 and 2008, we recorded $2.0 million and $4.0 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR during the periods and our debt buyback, partly offset by the increase in the specified spread rates on Primus Financial’s debt.
Interest expense includes the interest expense on our 7% Senior Notes and the associated interest rate swap. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The decline in LIBOR had the effect of reducing the net interest expense on these Notes. The average interest rate was 3.24% and 4.89% for the three months ended September 30, 2009 and 2008, respectively.
Primus Financial also made net distributions of $0.7 million and $1.4 million during the three months ended September 30, 2009 and 2008, respectively, on its preferred securities. The decrease in net distributions primarily was a result of lower LIBOR, partially offset by the maximum spread rates set on the preferred securities during 2008. The average interest rate on these securities was 3.07% and 5.59% for the three months ended September 30, 2009 and 2008, respectively.
Income Taxes
Provision for income taxes was $5 thousand and $12 thousand for the three months ended September 30, 2009 and 2008, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $11.4 million and $9.8 million as of September 30, 2009 and December 31, 2008, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share-based compensation expense. The Company believes that the income of only Primus Asset Management and its subsidiaries, is likely to be subject to U.S. federal and local income taxes. However, were Primus (Bermuda), Ltd. (“Primus Bermuda”) to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income or loss, then its income tax expense (benefit), excluding interest and penalties, would have been approximately $209.0 million and $(178.9) million for the three months ended September 30, 2009 and 2008, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008
Overview of Financial Results
GAAP net income available to common shares for the nine months of 2009 was $1.2 billion, primarily attributable to mark-to-market unrealized gains of $1.1 billion on Primus Financial’s credit swap portfolio during the nine months of 2009. GAAP net (loss) available to common shares for the nine months of 2008 was $(797.7) million, primarily attributable to mark-to-market unrealized losses of $(769.8) million on Primus Financial’s credit swap portfolio during the nine months of 2008.
Net credit swap premiums earned were $66.6 million in the first nine months of 2009, compared with $78.9 million in the same period of 2008. The decrease in net premiums primarily is attributable to the amortization of Primus Financial’s credit swap portfolio. Our operating expenses were $28.0 million in the nine months ended September 30, 2009, compared with $24.1 million in the nine months ended September 30, 2008. The increase in operating expenses was principally a result of a higher accrual for incentive bonuses, and an increase in professional and legal fees. In 2008, compensation reflects a significant reduction in the accrual for incentive bonuses.
Net Credit Swap Revenue (Loss)
Consolidated net credit swap revenue (loss) was $1.2 billion and $(780.3) million for the nine months ended September 30, 2009 and 2008, respectively.
The following table shows the Company’s consolidated net credit swap revenue (loss), which was generated primarily by Primus Financial, for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Primus Financial	$1,154,599	$(781,020)
PRS Trading/Harrier	—	712

Total consolidated net credit swap revenue (loss)	$1,154,599	$(780,308)

During the nine months ended September 30, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007.

Net credit swap revenue (loss) for Primus Financial is discussed below.
Net Credit Swap Revenue (Loss) — Primus Financial
Net credit swap revenue (loss) was $1.2 billion and $(781.0) million for the nine months ended September 30, 2009 and 2008, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The following table shows the components of net credit swap revenue (loss) for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net premiums earned	$66,588	$78,912
Net realized gains (losses) on credit swaps	(58,953)	(90,162)
Net unrealized gains (losses) on credit swaps	1,146,964	(769,770)

Total net credit swap revenue (loss)	$1,154,599	$(781,020)

Net Premiums Earned — Primus Financial
Net premiums earned were $66.6 million and $78.9 million for the nine months ended September 30, 2009 and 2008, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;
•	Premium income on tranches sold;
•	Premium income on CDS on ABS; and
•	Net premium income (expense) on credit swaps undertaken to offset credit risk.
The following table shows the components of net premiums earned for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Premium income on single name credit swaps sold	$50,830	$62,652
Premium income on tranches sold	15,431	15,472
Premium income on CDS on ABS	316	815
Net premium income (expense) on credit swaps undertaken to offset credit risk	11	(27)

Total net premiums earned	$66,588	$78,912

Premium income on single name credit swaps sold was $50.8 million and $62.7 million (excludes premiums on credit swaps with LBSF, since the date of LBSF’s initial default) during the nine months ended September 30, 2009 and 2008, respectively. The decrease primarily was attributable to the amortization of Primus Financial’s credit swap portfolio.
Premium income from tranches sold was $15.4 million and $15.5 million for the nine months ended September 30, 2009 and 2008, respectively.
Premium income on CDS on ABS was $316 thousand and $815 thousand during the nine months ended September 30, 2009 and 2008, respectively.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Net realized gains (losses) for the nine months ended September 30, 2009 and 2008 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Realized gains on terminated single name credit swaps sold	$—	$28
Realized gains on single name credit swaps	25	—
Realized gains (losses) on single name credit swaps	(30,764)	(84,420)
Realized gains (losses) on CDS on ABS	(27,628)	(4,875)
Realized gains (losses) on terminated single name credit swaps sold		(900)
Net realized gains (losses) on terminated credit swaps undertaken to offset credit risk	(586)	5

Total net realized losses on credit swaps	$(58,953)	$(90,162)

Net realized losses on credit swaps sold were $59.0 million and $90.2 million for the nine months ended September 30, 2009 and 2008, respectively. Realized losses on single name credit swaps for the nine months ended September 30, 2009 primarily resulted from payments to two counterparties for the credit mitigation transactions previously discussed and $9.9 million related to a credit event on a single name Reference Entity, Idearc Inc., with a notional amount of $10 million. Total realized losses on the CDS on ABS portfolio was $27.6 million during the nine months ended September 30, 2009, which consisted of $23.7 million related to Physical Settlement, principal write-downs and other realized losses of $3.9 million related to the early termination of a CDS on ABS transaction. The realized losses incurred during the nine months ended September 30, 2008 were primarily the result of credit events incurred during the third quarter of 2008.

Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
The unrealized gains (losses) on credit swaps sold for the nine months ended September 30, 2009 and 2008 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net unrealized gains (losses) on credit swaps sold	$530,763	$(368,590)
Net unrealized gains (losses) on tranches sold	596,448	(395,299)
Net unrealized gains (losses) on CDS on ABS	21,296	(7,876)
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	(1,543)	1,995

Total net unrealized gains (losses) on credit swaps	$1,146,964	$(769,770)

Net unrealized gains (losses) on credit swaps were $1.1 billion and $(769.8) million for the nine months ended September 30, 2009 and 2008, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the nine months ended September 30, 2009, unrealized losses were reduced, in part, as a result of the termination and settlement of credit swaps which had suffered credit events, as previously discussed under net realized gains (losses). During the nine months ended September 30, 2009 and 2008, Primus Financial recorded nonperformance risk adjustments of $(969.9) million and $716.0 million, respectively, which is reflected in these periods.
Asset Management and Advisory Fees
We earned $2.1 million and $3.3 million of asset management and advisory fees for the nine months ended September 30, 2009 and 2008, respectively. The decrease primarily was attributable to lower asset management fees as a result of the deferral of subordinated fees on the CLOs, partially offset by the additional management fees of $0.9 million from the CypressTree acquisition during the nine months ended September 30, 2009. The asset management fees have been deferred pending the cure of certain tests within the CLOs.
Primus Asset Management acts as collateral manager for CLOs, on behalf of third parties. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.
In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2009 or 2008, respectively.
Interest Income
We earned interest income of $4.7 million and $21.7 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest income is attributable to lower yields on our investment portfolio and lower average invested balances. The decrease in yields is attributable to generally lower short-term market rates of interest.

Weighted average yields on our cash, cash equivalents and investments were 0.85% in the nine months ended September 30, 2009 compared with 3.30% for the nine months ended September 30, 2008.
The following table presents a comparison of our interest income for the nine months ended September 30, 2009 and 2008, to our total cash, cash equivalents and investments at September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Interest income	$4,716	$21,725

Cash and cash equivalents	$568,684	$298,335
Investments	178,779	615,472

Total cash, cash equivalents and investments	$747,463	$913,807

Gain on Retirement of Long-Term Debt
During the nine months ended September 30, 2009, in aggregate, we recorded a net gain of $39.6 million on the retirement of long-term debt.
During the nine months ended September 30, 2009, we purchased and retired approximately $15.1 million in face value of our 7% Senior Notes at a cost of approximately $6.4 million. As a result, we recorded a net gain of $8.3 million on the retirement of our long-term debt.
During the second quarter of 2009, Primus Financial purchased in the aggregate, approximately $44.6 million in face value of its subordinated deferrable notes at a cost of approximately $12.7 million. The transactions resulted in a net realized gain of $31.3 million on retirement of long-term debt.
Impairment Losses on Available-for-Sale Investments
During the nine months ended September 30, 2009, we recorded impairment losses of $761 thousand on our CLO investments. This was the result of reduced estimated future cash flows from increased defaults and downgrades in the credit ratings of the underlying collateral loans and the level of subordination of our CLO investments.
Other income (loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. Other income (loss) was $3.0 million and $(267) thousand during the nine months ended September 30, 2009 and 2008, respectively. Other income during the nine months ended September 30, 2009 consisted primarily of realized gains on the sale of corporate bonds by Primus Financial, as a result of the bonds delivered related to the settlement of a credit event involving Kaupthing Bank hf during the fourth quarter of 2008. Other loss during the nine months ended September 30, 2008 consisted of foreign currency losses.

We transacted credit swaps denominated in U.S. dollars and euros during the nine months ended September 30, 2009 and 2008. Euro-denominated credit swaps comprised 44% of the notional amount of our Primus Financial single name credit swaps sold portfolio at September 30, 2009. The majority of the euro premium receipts are sold as they are received for U.S. dollars, and only a small working cash balance in euros is retained.
Operating Expenses
Our operating expenses were $28.0 million and $24.1 million for the nine months ending September 30, 2009 and 2008, respectively, as summarized in the following table (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Compensation and employee benefits	$15,699	$13,894
Professional and legal fees	5,631	3,100
Depreciation and amortization	853	999
Technology and data	2,397	2,865
Other	3,398	3,219

Total operating expenses	$27,978	$24,077

Number of full-time employees, at end of period	45	52
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share-based compensation. Incentive bonus awards are affected by our financial performance. Compensation expense for the nine months ended September 30, 2009 increased by approximately $1.8 million over the comparable prior period. The increase primarily was the result of a higher accrual for performance based incentives and employee severance costs of approximately $1.0 million. Our accrued cash incentive compensation expense was $4.4 million for the nine months ended September 30, 2009, compared with an accrued expense of $2.9 million for the corresponding prior period. Share-based compensation expense was approximately $3.3 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The increase in professional fees primarily is attributable to higher director and officer insurance expense and legal and consulting fees, which related to the CypressTree acquisition and credit mitigation transactions and advisory fees for potential business expansion activities.
Depreciation and amortization expense decreased primarily as a result of reduced capitalized software development costs and certain assets becoming fully depreciated. The decrease in technology and data expense primarily was attributable to reduced technology services.

Other operating expenses include rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses primarily was a result of rent-related costs associated with office lease.
Interest Expense and Preferred Distributions
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market. The turmoil in the auction rate market that began in August 2007 has continued thus far during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at the maximum rates specified in the respective security agreements. At September 30, 2009, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were accruing interest at an all in rate of 3.24% and 3.40%, respectively. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the nine months ended September 30, 2009 and 2008, we recorded $7.1 million and $12.8 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR during the periods and our debt buyback, partly offset by the increase in the specified spread rates on Primus Financial’s debt.
Interest expense includes the interest expense on our 7% Senior Notes and the associated interest rate swap. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The decline in LIBOR had the effect of reducing the net interest expense on these Notes. The average interest rate was 3.47% and 5.27% for the nine months ended September 30, 2009 and 2008, respectively.
Primus Financial also made net distributions of $2.7 million and $5.1 million during the nine months ended September 30, 2009 and 2008, respectively, on its preferred securities. The decrease in net distributions primarily was a result of lower LIBOR, partially offset by the maximum spread rates set on the preferred securities during 2008. The average interest rate on these securities was 3.76% and 6.86% for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes
Provision for income taxes was $152 thousand and $61 thousand for the nine months ended September 30, 2009 and 2008, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $11.4 million and $9.8 million as of September 30, 2009 and December 31, 2008, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share-based compensation expense. The Company believes that the income of only Primus Asset Management and its subsidiaries, is likely to be subject to U.S. federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $534.0 million and $(363.3) million for the nine months ended September 30, 2009 and 2008, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.
Income Taxes
Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial. CypressTree is a United States domiciled limited liability company and is subject to U.S. federal and state income tax. Primus Re may be subject to U.S. federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for U.S. federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of U.S. federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a U.S. business in New York City and subject to income tax, is approximately 46% (not including U.S. federal branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing U.S. federal tax audits; however, no audit has yet been completed. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as passive foreign investment companies (“PFICs”).
The credit mitigation transaction referred to previously may have an effect on the computation of PFIC income in that the recognition of credit swap premium income for tax purposes may be accelerated as a result of the early termination of credit swaps.

Non-GAAP Financial Measures — Economic Results
In addition to the results of operations presented in accordance with GAAP, our management and our board of directors use certain non-GAAP financial measures called “Economic Results”. We believe that our Economic Results provide information useful to investors in understanding our underlying operational performance and business trends. In addition, Economic Results are useful to investors as they are used by management and our board of directors in establishing performance-based incentives. Economic Results is an accrual based measure of our financial performance, which in our view, better reflects our long-term buy and hold strategy in our credit protection business. However, Economic Results is not a measurement of financial performance or liquidity under GAAP; therefore, these non-GAAP financial measures should not be considered as an alternative or substitute for GAAP.
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

The following table presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

GAAP net income (loss) available to common shares	$461,543	$(390,219)	$1,165,279	$(797,694)
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(471,450)	327,646	(1,146,964)	769,770
Less: Realized gains from early termination of credit swaps sold by Primus Financial	—	(4)	—	(28)
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	339	466	1,100	1,746

Less: Provision for CDS on ABS credit events	—	—	(15,242)	(189)
Add: Reduction in provision for CDS on ABS credit events upon termination of credit swaps	—	—	27,628	4,875

Net Economic Results	$(9,568)	$(62,111)	$31,801	$(21,520)

Economic Results earnings per diluted share	$(0.23)	$(1.37)	$0.77	$(0.48)
Economic Results weighted average common shares outstanding — GAAP diluted	41,414	45,230	41,238	45,187
Economic earnings per diluted share is calculated by dividing net economic results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources through December 31, 2009.
However, we are currently evaluating the requirements of a new accounting standard, and based on this new accounting standard, the adoption may have a significant impact on our condensed consolidated financial statements as we may be required to consolidate certain CLOs that are not currently consolidated under the current accounting standards. This new accounting standard will be effective for us on January 1, 2010.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2009 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Property leases	$10,179	$1,832	$3,677	$2,358	$2,312
7% Senior Notes	94,613	—	—	—	94,613
Interest on 7% Senior Notes (a)	173,248	2,410	8,093	13,428	149,317
Subordinated deferrable interest notes	155,400	—	—	—	155,400
Interest on subordinated deferrable interest notes (b)	82,373	5,362	10,739	10,724	55,548

Total	$515,813	$9,604	$22,509	$26,510	$457,190

(a)	Net interest payments on the outstanding 7% Senior Notes at September 30, 2009 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the third quarter of 2009. The counterparty has the right to terminate the interest rate swap agreement in 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.

(b)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the third quarter of 2009.
Property leases: At September 30, 2009, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In 2006, Primus Financial amended the original lease to extend its term to 2016 and added approximately 5,500 square feet of additional space. In the third quarter of 2009, Primus Financial has subleased some of its New York office space. In addition, in 2006, we leased approximately 2,900 square feet of office space in London under a lease that expires in 2012. As a result of the CypressTree acquisition, we occupy approximately 13,800 square feet of office space in Boston, Massachusetts, under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.
We have no other material long-term contractual obligations.
Liquidity and Capital Resources
Capital Strategy
Our consolidated cash, cash equivalents and investments were $747.5 million and $763.8 million as of September 30, 2009 and December 31, 2008, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.

Since inception of our buyback program in October 2008, we have been able to purchase and retire approximately $30.4 million in face value of our original offering of $125 million, 7% Senior Notes at a cost of approximately $11.5 million. At September 30, 2009, the outstanding balance of our 7% Senior Notes was $94.6 million.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Primus Financial does not provide collateral to its counterparties. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At September 30, 2009 and December 31, 2008, Primus Financial had cash, cash equivalents and investments of $690.5 million and $687.3 million, respectively, which management believes is sufficient to operate its credit swap business in amortization. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts. At September 30, 2009, the average remaining tenor on the credit swap portfolio was 2.51 years and the total future premium receipts on Primus Financial’s credit swap portfolio was approximately $200 million (assuming all credit swaps in the portfolio run to full maturity).
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
During the second quarter of 2009, Primus Financial purchased in the aggregate, approximately $44.6 million in face value of its subordinated deferrable notes at a cost of approximately $12.7 million. At September 30, 2009, the total outstanding balance of deferrable interest notes was $155.4 million.
In addition, during the second quarter of 2009, Primus Financial purchased $5.5 million in face value of its preferred securities at a cost of $0.9 million.
Cash Flows
Cash flows from operating activities — Net cash provided by (used in) operating activities was $(7.1) million and $63.6 million for the nine months ended September 30, 2009 and 2008, respectively. The change primarily was attributable to realized losses on credit swaps related to credit mitigation transactions and credit events and lower premium income on a reduced credit swap portfolio during the first nine months of 2009 compared with the first nine months of 2008.
Cash flows from investing activities — Net cash provided by (used in) investing activities was $321.9 million and $(2.4) million for the nine months ended September 30, 2009 and 2008, respectively. The increase primarily was attributable to the maturity of our available-for-sale-investments during the first nine months of 2009 compared with the first nine months of 2008.
Cash flows from financing activities — Net cash used in financing activities was $28.2 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively. The increase primarily was attributable to our purchases of our common shares and our purchase and retirement of long-term debt.
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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of U.S. Private Securities Litigation Reform Act of 1995 with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” ”potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	competitive conditions and pricing levels;

•	change in rating agency requirements or methodology;

•	counterparty limits and risk;

•	legislative and regulatory developments;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	successful implementation of our 2009 Business Outlook and Strategy and our ability to effectively integrate CypressTree acquisition and manage its CLOs and other products; and

•	uncertainties that have not been identified at this time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of September 30, 2009, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $75.6 million.
We face other market risks, which are likely to have a lesser impact upon our net income available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon the auction rate preferred market. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $236,500 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $155.4 million of subordinated deferrable interest notes at September 30, 2009. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $388,500 annually.
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
In the ordinary course of operating our business, we may encounter litigation from time to time. However, as of September 30, 2009, we are not party to nor are we currently aware of any material pending or overtly threatened litigation.

Item 1A.	Risk Factors
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the third quarter ended September 30, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

July 1 – 31	336,524	$2.47	336,524	$19,140,073
August 1 – 31	352,244	$3.61	352,244	$17,868,472
September 1 – 30	261,830	$4.07	261,830	$16,802,824

Total	950,598	$3.33	950,598

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. The amounts in this column do not reflect the cost of approximately $11.5 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended September 30, 2009.

Item 6.	Exhibits
Exhibits:

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden
Chief Financial and Operating Officer (Duly Authorized Officer and Principal Financial Officer)
Date: November 6, 2009