Form 10-K
period 2009-12-31
PRIMUS GUARANTY LTD
filed 2010-03-16
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securites Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $42,863,501 based on the closing price quoted by the New York Stock Exchange as of the last business day of the most recently completed second fiscal quarter (June 30, 2009).
As of March 4, 2010, the number of shares outstanding of the registrant’s common shares, $0.08 par value, was 38,980,993.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2010 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report.

Primus Guaranty, Ltd.
Form 10-K
For the fiscal year ended December 31, 2009

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
Part I.
Item 1. Business
Unless otherwise indicated or the context otherwise requires, references to (i) “we,” “us,” “our,” “Company,” “Primus” or “Primus Guaranty” refers to the consolidated operations of Primus Guaranty, Ltd.; (ii) “Primus Asset Management” refers to Primus Asset Management, Inc. alone or collectively with its wholly owned subsidiary, CypressTree Investment Management, LLC; (iii) references to “Primus Financial” refers to Primus Financial Products, LLC alone or collectively with its wholly owned subsidiaries; and (iv) each other single company name refers solely to such company.
Overview
We are a Bermuda company that was incorporated in 1998 and are a holding company that currently conducts business through two operating subsidiaries, Primus Asset Management, Inc. and Primus Financial Products, LLC. Primus Asset Management is an investment manager to affiliated companies and third-party entities. Primus Financial Products, LLC is a credit derivative product company (“CDPC”).
Our registered office is at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda, and our telephone number is 441-296-0519. The offices of Primus Asset Management and Primus Financial are located at 360 Madison Avenue, New York, New York 10017, and their telephone number is 212-697-2227. Our common shares, par value $0.08 per share (“common shares”), are listed on the New York Stock Exchange, (“the NYSE”), under the symbol “PRS.”

Primus Asset Management
Primus Asset Management, a Delaware corporation, acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Additionally Primus Asset Management manages collateralized loan obligations (“CLOs”), collateralized swap obligations (“CSOs”), investment fund vehicles and separately managed accounts on behalf of third parties. The CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. The CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities (as defined below). Primus Asset Management receives fees for its investment management services. In general, such management fees are calculated based on a percentage of assets under management, subject to applicable contractual terms. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates. As of December 31, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $17.5 billion in notional amount and together with CypressTree (defined below) managed assets of approximately $3.7 billion in CLOs, CSOs, investment fund vehicles and separately managed accounts.
On July 9, 2009, Primus Asset Management completed the acquisition of CypressTree Investment Management, LLP (“CypressTree”). Founded in 1995, CypressTree is an established manager of CLOs, CSOs, investment fund vehicles and separately managed accounts. CypressTree assets under management total approximately $2.3 billion as of December 31, 2009. This acquisition enabled Primus Asset Management to increase its assets under management and broaden its commitment to this sector of the credit markets. CypressTree operates as a wholly owned subsidiary of Primus Asset Management.
Primus Financial
Primus Financial is a Delaware limited liability company that, as a CDPC, was established to sell credit protection in the form of credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay to its counterparty an amount determined through industry-sponsored auctions equivalent to the notional amount of the credit swap less the auction-determined recovery price of the underlying debt obligation. Primus Financial may elect to acquire the underlying security in the related auction or in the market and seek to sell such obligation at a later date.
Credit swaps sold by Primus Financial on a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and distressed ratings downgrades on the reference obligation as defined in the related credit swap agreement.
Management concluded that as the result of the difficult market environment in 2008, it was unlikely that Primus Financial could write any additional credit protection business and this conclusion has been borne out as Primus Financial has not written any additional credit protection since the second quarter of 2008. On February 24, 2009 and on June 2, 2009, at the request of Primus Financial, Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), respectively, announced that they had withdrawn their counterparty, debt and preferred securities ratings of Primus Financial. Accordingly, Primus Financial is unrated. As management announced in 2009, one of the Company’s business priorities and initiatives is to amortize Primus Financial’s existing credit swap portfolio. Under the amortization model, the existing credit swap contracts will expire at maturity (unless terminated early). Management also announced plans during 2009 to actively manage Primus Financial’s credit swap portfolio in amortization with the objectives of reducing the risk of certain Reference Entity concentrations, as well as to improve the capital subordination levels on certain tranche transactions. These risk mitigation transactions may include the termination of selected credit swap transactions as well as portfolio repositioning transactions with individual counterparties.

Concomitant with the active management of the amortization of Primus Financial’s credit swap portfolio, Primus Financial also amended its constituent operating documents to reflect its unrated status and to revise its operating guidelines in a manner more appropriate with such amortization model.
          Bankruptcy Remoteness
Primus Financial and each of its subsidiaries have been structured so that neither Primus Financial nor any of its subsidiaries should be substantively consolidated in a bankruptcy case with each other, or with Primus Guaranty or with any of its other Primus affiliates in the event of bankruptcy.
          Credit Swap Portfolio-Primus Financial
As of December 31, 2009, Primus Financial had a credit swap portfolio with a total notional amount of $17.5 billion, weighted average credit ratings of A-/Baa3 (S&P/Moody’s) and a weighted average remaining maturity of 2.36 years. The last credit swap transaction in the portfolio is scheduled to mature in December 2014. At December 31, 2009, approximately 67% of Primus Financial’s outstanding notional credit swap portfolio was denominated in U.S. dollars and 33% was denominated in euros.
          Single Name Credit Swaps
As of December 31, 2009, Primus Financial’s portfolio of single name credit swaps sold was $13.4 billion (in notional amount), had a weighted average credit rating of A-/Baa2 (S&P/Moody’s) and a weighted average remaining maturity of 1.70 years. The last single name credit swap transaction in the portfolio is scheduled to mature in September 2013. Primus Financial’s portfolio of single name credit swaps sold was denominated in U.S. dollars and euros. The portfolio included 499 corporate and sovereign Reference Entities spread across 40 industries in 27 countries. Reference Entities that were domiciled in the United States and outside of the United States comprised 47% and 53%, respectively, of the single name credit swap portfolio at December 31, 2009. At December 31, 2009, 56% of Primus Financial’s single name credit swaps were denominated in U.S. dollars and 44% denominated in euros. The percentage of credit swaps in the portfolio relating to investment grade Reference Entities as rated by S&P was approximately 90% at December 31, 2009.

The following chart provides a summary of the S&P Industry Classification of the Reference Entities in Primus Financial’s single name credit swap portfolio at December 31, 2009. The chart represents the notional principal associated with each industry classification as a percentage of the total notional principal of the single name credit swap portfolio.
     Tranches
As of December 31, 2009, Primus Financial’s portfolio of credit swap tranches sold was $4.1 billion (in notional amount). The tranches had a weighted average credit rating of A+/Baa2 (S&P/Moody’s) and a weighted average remaining maturity of 4.50 years. The last tranche transaction in the portfolio is scheduled to mature in December 2014. Primus Financial’s portfolio of credit swap tranches sold was entirely denominated in U.S. dollars and includes corporate and sovereign Reference Entities.
     CDS on ABS
As of December 31, 2009, Primus Financial’s portfolio of CDS on ABS was $31.7 million (in notional amount). Primus Financial’s portfolio of CDS on ABS was entirely denominated in U.S. dollars.
     Counterparties
At December 31, 2009, Primus Financial had outstanding credit swap transactions with 28 counterparties. These counterparties primarily consisted of global financial institutions and major credit swap dealers. Primus Financial’s top counterparty and top five counterparties represented approximately 12% and 43%, respectively, of its credit swap portfolio in notional amounts outstanding at December 31, 2009. One individual counterparty accounted for more than 10% of consolidated net premiums earned for the year ended December 31, 2009. While Primus Financial does not post collateral to its counterparties nor are there any ratings triggers or other conditions which would require collateral to be posted, in connection with certain portfolio repositioning transactions, subsidiaries of Primus Financial have granted security interests in their assets in favor of certain counterparties.

Primus Financial transacted credit swaps under contracts which incorporate standard market terms and conditions as defined by the International Swaps and Derivatives Association, Inc. (“ISDA”). These agreements include a Master Agreement and trade confirmations that govern the terms of its credit swap transactions. The ISDA Master Agreement allows Primus Financial to conduct many separate transactions with a counterparty on an efficient basis, each subject to a specific confirmation.
During and subsequent to the end of the third quarter of 2008, Lehman Brothers Special Financing Inc. (“LBSF”), a counterparty of Primus Financial, suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. For further discussion, see the “Counterparty Default — Lehman Brothers Special Financing Inc.” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Primus Guaranty (UK)
Primus Guaranty (UK), Ltd. (“PGUK”), a subsidiary, has been established in London to provide a base of operations to support Primus’s business in Europe. PGUK supplies services to affiliated companies, including Primus Financial, that encompass marketing to and maintaining relations with counterparties and evaluating other business opportunities. PGUK is authorized by the United Kingdom’s Financial Services Authority.
Primus Re
Primus Re, Ltd. (“Primus Re”), a subsidiary, is a Bermuda company registered as a Class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, (together, the “Bermuda Insurance Act”), that is a financial guaranty insurance company. Primus Re’s business is to act as a conduit, or transformer, between parties interested in buying or selling protection in insurance form and other parties interested in assuming the opposite risk position in the form of credit swaps. Primus Re has been inactive since 2007.
Other Subsidiaries
We own two intermediate holding companies, Primus (Bermuda), Ltd. (“Primus Bermuda”) and Primus Group Holdings, Inc. (“Primus Group Holdings”). Primus Financial has established two wholly owned subsidiaries in connection with its portfolio repositioning transactions.
Risk Management Policies and Oversight
Overall, the risk management policies of the Company are governed by the board of directors of Primus Guaranty. The Finance and Risk Committee of our board reviews and approves the Company’s risk management policies and the Audit Committee of our board oversees the Company’s compliance with risk management policies. Our Chief Risk Officer, reporting to our Chief Financial Officer, has the responsibility for overseeing the risk management policies. Our Chief Risk Officer regularly reports to our board of directors.
Regulation
Certain of the Company’s operating subsidiaries are subject to regulation by various governmental authorities. In the United States, CypressTree is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the U.S. Investment Advisers Act of 1940. In the United Kingdom, PGUK is authorized by the Financial Services Authority in respect of its activities. Finally, Primus Re is registered as a Class 3 insurer under the Bermuda Insurance Act and is regulated as such by the Bermuda Monetary Authority (the “BMA”).
Investments and Investment Policy
The cash balances of the Company have been invested primarily in corporate securities and money market funds. The corporate securities consist of short-term and long-term debt principally issued by primarily investment grade U.S. financial and corporate entities. Similarly, Primus Financial’s cash balances had been invested primarily in high quality short-term securities and money market funds.

Technology
We are dependent on our technology infrastructure to manage our business. Our technology infrastructure is a combination of proprietary, internally developed information systems and of licensed software. It is designed to provide risk management, financial and operational support for Primus Financial’s credit swap and cash investment portfolios and the third-party CSOs and CLO portfolios managed by Primus Asset Management. We have a business continuity plan that includes redundant power sources, fault tolerant hardware, backups and capabilities to reach our technology from multiple locations. Our security plan includes firewall protection, password controls, individual logins, an audit log and user reviews.
Competition
The market for asset management services is highly competitive with low barriers to entry. Many participants in the asset management business are large financial institutions and established asset management companies, with greater resources and client bases.
Employees
As of December 31, 2009, we had 47 employees. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.
Additional Information
We make available, free of charge, access to Primus Guaranty, Ltd.’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16(a) filings, our Proxy Statement, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC through our home page at www.primusguaranty.com. The information on our Web site is not incorporated by reference into this Annual Report on Form 10-K.
As required by Section 303A.12(a) of the New York Stock Exchange Corporate Government Standards, our Chief Executive Officer has filed the required certification on May 22, 2009.
Certain Bermuda Law Considerations
In this discussion, references to (i) “Primus Guaranty” are references solely to Primus Guaranty, Ltd. and not to any of its consolidated operations; and (ii) “BD$” are references to Bermuda Dollars.
As a holding company, Primus Guaranty is not subject to Bermuda insurance regulations. However, the Bermuda Insurance Act regulates the insurance business of Primus Re, which is registered under that Act. Certain significant aspects of the Bermuda insurance regulatory framework and other relevant matters of Bermuda law are set forth below.
Primus Guaranty, Primus Bermuda and Primus Re have been designated as non-residents for exchange control purposes by the BMA. Common shares of a Bermuda company may be offered or sold in Bermuda only in compliance with the provisions of the Exchange Control Act, 1972 and related regulations, which regulates the sale of securities in Bermuda. All three companies are required to obtain the prior permission of the BMA for the issuance and transferability of their shares. We have received consent from the BMA for the issue and free transferability of the common shares of Primus Guaranty, as long as the shares of Primus Guaranty are listed on an appointed stock exchange (including the NYSE), to and among persons who are non-residents of Bermuda for exchange control purposes.

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
Primus Guaranty must comply with the provisions of The Companies Act 1981, as amended, of Bermuda (the “Bermuda Companies Act”) regulating the payment of dividends, and making distributions from contributed surplus and purchases of shares. A Bermuda company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Bermuda Companies Act, when a Bermuda company issues shares at a premium (that is for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Bermuda Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as premium arising on a particular class of shares which may be used in paying up unissued shares to be issued to shareholders as fully paid bonus shares. The paid-up share capital may not be reduced if on the date the reduction is to be effected there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. Similarly, no purchase by a company of its own shares may be effected if, on the date on which the purchase is to be effected, there are reasonable grounds for believing that the company is, or after the purchase would be, unable to pay its liabilities as they become due.
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
Primus Re, Ltd. Act 2000. Primus Re has obtained private Bermuda legislation, entitled the “Primus Re, Ltd. Act 2000” (the “Private Act”), from the Bermuda legislature that enables it to operate separate accounts (as defined in the Private Act), subject to the provisions of the Private Act. The expected result is that the assets of one separate account are protected from the liabilities of other accounts, with the result that only the assets of a particular separate account may be applied to the liabilities of that separate account. Pursuant to the Private Act, the assets and liabilities of a separate account are treated as a separate fund from Primus Re’s own general assets and liabilities or the assets and liabilities arising from any other separate accounts and, in an insolvency proceeding pursuant to Bermuda law, it is expected that a liquidator will be bound to respect the sanctity of such separate accounts. There are no Bermuda court decisions on the efficacy of separate accounts.
Notification by shareholder controller of new or increased control. Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of Primus Guaranty, Primus Bermuda or of Primus Re must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in Primus Guaranty and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence.
Objection to existing shareholder controller. For so long as Primus Guaranty has as a subsidiary an insurer registered under the Bermuda Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of Primus Guaranty common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Primus Guaranty and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence.
TAX CONSIDERATIONS
The following summary of the taxation of holders of common shares of Primus Guaranty and the taxation of Primus Guaranty describes the material Bermuda and U.S. federal income tax considerations as of the date of this document. The summary is for general information only and does not purport to be a complete analysis or listing of all tax considerations that may be applicable, nor does it address the effect of any potentially applicable U.S. state or local tax laws, or the tax laws of any jurisdiction outside the United States or Bermuda. The tax treatment of a holder of common shares for U.S. federal, state, local, and non-U.S. tax purposes may vary depending on the holder’s particular status. Legislative, judicial, or administrative changes may be forthcoming, including changes that could have a retroactive effect that could affect this summary. Primus Guaranty does not intend to seek a tax ruling with respect to any of the issues described below. All statements herein, with respect to facts, determinations, or conclusions relating to the business or activities of Primus Guaranty have been provided by us. All references in the following summary with regard to Bermuda taxation to Primus Guaranty do not include its consolidated operations.
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
     U.S. Taxation
Except as noted in this sentence, the following summary addresses the material U.S. federal income tax consequences with respect to common shares held as capital assets and does not deal with the tax consequences applicable to all categories of investors, some of which (such as broker-dealers; banks; insurance companies; tax-exempt entities; investors who own, or are deemed to own, 10% or more of the total combined voting power or value of Primus Guaranty; investors who hold or will hold common shares as part of hedging or conversion transactions; investors subject to the U.S. federal alternative minimum tax; investors that have a principal place of business or “tax home” outside the United States; and investors whose functional currency is not the U.S. dollar) may be subject to special rules. Prospective investors in common shares are advised to consult their own tax advisors with respect to their particular circumstances and with respect to the effects of U.S. federal, state, local, or other countries’ tax laws to which they may be subject.
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
As discussed in greater detail below under “—Passive Foreign Investment Companies” and “Taxation of Primus Guaranty and its Subsidiaries—U.S. Taxation—Primus Guaranty, Primus Bermuda, Primus Financial and PGUK,” subject to the limitations and caveats described below, Primus Guaranty believes that (1) neither Primus Guaranty nor Primus Bermuda should be treated as engaged in a trade or business within the United States and (2) Primus Guaranty and Primus Bermuda should be and continue to be passive foreign investment companies (“PFICs”) for U.S. federal income tax purposes. This discussion assumes both of these conclusions, unless otherwise stated.
Passive Foreign Investment Companies. Special and adverse U.S. federal income tax rules apply to shareholders who are direct or indirect owners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes “passive income” or 50% or more of its assets produce passive income. Various rules require that a foreign corporation look through its ownership interest in lower-tier subsidiaries in determining whether it satisfies the “asset” or the “income” test. Based on the operations, assets and income of our entire group, and in particular the operations, assets and income of Primus Financial, Primus Guaranty believes that both Primus Guaranty and Primus Bermuda (as well as certain CLOs in which Primus Bermuda has invested; references to Primus Bermuda in the remainder of this section includes those CLOs) should satisfy either or both of the “income” or “asset” tests and as a result should be and continue to be PFICs. If it were determined that Primus Financial’s activities with respect to credit swaps constituted a U.S. trade or business, Primus Guaranty and Primus Bermuda as a result might not be PFICs.

Holders of common shares are urged to consult with their tax advisors as to the tax consequences of holding shares directly and indirectly (in the case of Primus Bermuda) of PFICs and the possible advisability of electing to have each of Primus Guaranty and Primus Bermuda treated as a “qualified electing fund” (“QEF”), or of making a mark-to-market election with respect to Primus Guaranty.
If Primus Guaranty and Primus Bermuda are treated as PFICs during the period in which a shareholder holds common shares (a “holding period”) and such shareholder has not made a QEF election or a mark-to-market election (as described below) with respect to each of Primus Guaranty and Primus Bermuda, the shareholder will be subject to the following adverse tax consequences. Upon a disposition of common shares of Primus Guaranty (or the sale of Primus Bermuda shares by Primus Guaranty), including, under certain circumstances, pursuant to an otherwise tax-free transaction, gain recognized by the shareholder would be allocated ratably over the shareholder’s holding period for the common shares. The amounts allocated to the taxable year of the sale or other exchange would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest marginal U.S. federal income tax rate in effect for individuals or corporations, as appropriate, and an interest charge would be imposed on the tax attributable to such allocated amounts. Further, any distribution in respect of common shares of Primus Guaranty (or to Primus Guaranty in respect of shares of Primus Bermuda) will be taxed as above if the amount of the distribution is more than 125% of the average distribution with respect to the common shares received by the shareholder (or by Primus Guaranty in the case of a distribution in respect of Primus Bermuda shares) during the preceding three years or the shareholder’s holding period, whichever is shorter. Distributions by a PFIC are not eligible for the reduced tax rate of 15% that applies to certain dividends paid to non-corporate U.S. shareholders.
If Primus Guaranty and Primus Bermuda are PFICs and a shareholder does not make a QEF election or a mark-to-market election (as described below) at the time the shareholder purchases the common shares, the corporations will continue to be treated as PFICs with respect to the common shares held directly or indirectly by the shareholder, even if they subsequently cease to qualify as PFICs, unless an election as described below is made to “purge” the PFIC taint. A “purging” election would itself accelerate PFIC tax treatment but would avoid PFIC tax treatment for subsequent years when Primus Guaranty and Primus Bermuda are not PFICs and for years in which a QEF election as discussed below is in effect. Different methods of “purging” the PFIC taint are available depending on whether the corporation is a PFIC at the time the election is made and certain other facts.
Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a direct or indirect shareholder of a PFIC may elect to have the PFIC treated as a qualified electing fund with respect to such shareholder (a QEF election). If during a holding period, a shareholder always has had a QEF election in effect for both Primus Guaranty and Primus Bermuda while they were PFICs, the shareholder will not be subject to the PFIC tax treatment described in the preceding paragraphs. Instead, the shareholder will be required to include in its income each year its pro rata share of their capital gain and ordinary earnings for that year, and any excess obtained with respect to the common shares by disposition is generally treated as capital gain. If a shareholder makes the QEF election, the shareholder’s basis in its PFIC shares will be increased by the earnings included in gross income and decreased by a distribution to the extent of previously taxed amounts. For this purpose, a corporation owning an interest in an entity which is a partnership for U.S. federal income tax purposes, such as Primus Bermuda owning an interest in Primus Financial, would be allocated the share of the capital gain and ordinary earnings of the partnership attributable to the interest it owns. Thus, if a shareholder makes a QEF election with respect to Primus Bermuda, as well as Primus Guaranty, the shareholder will be required to include a portion of the capital gain and ordinary income of Primus Financial in its income. As a result, a shareholder may be subject to current tax based on the income of Primus Guaranty or Primus Bermuda without any distribution of cash to enable such tax to be paid. If a shareholder has made a QEF election for both Primus Guaranty and Primus Bermuda, the shareholder may elect to defer the payment of the tax on such income items, subject to an interest charge, until the corresponding amounts are distributed, or until the shareholder disposes its common shares.

As discussed in more detail below, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for U.S. federal income tax purposes. Accordingly, Primus Financial will recognize income or loss as a protection seller, only upon default, termination or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we do not intend to seek a ruling from the U.S. Internal Revenue Service (“IRS”), on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the U.S. Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as the sale of options, the timing of the income recognized by Primus Financial could be accelerated, which would accelerate the inclusion of taxable income by a shareholder if it makes QEF elections. In addition, because the option treatment adopted by Primus Financial for the tax treatment of credit swaps differs from the treatment used for financial accounting purposes, the amount of taxable income that a shareholder would include in a particular year as a result of a QEF election may differ significantly from, and in particular years may be significantly greater than, the amount that the shareholder would have included were taxable income calculated in the manner used for financial accounting purposes.
Primus Guaranty intends to comply, and to cause Primus Bermuda to comply, with all record-keeping, reporting and other requirements so that shareholders may maintain a QEF election with respect to Primus Guaranty and Primus Bermuda. If a shareholder desires to make and maintain a QEF election, the shareholder may contact us for the PFIC annual information statement, which may be used to complete the annual QEF election filings. Shareholders also may obtain this information on our Web site at www.primusguaranty.com. Shareholders will need to rely on the information provided by us in the annual information statement in preparing their income tax filings.
A QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the IRS. A QEF election is made by attaching a completed IRS Form 8621 (using the information provided in the PFIC annual information statement) to a timely filed U.S. federal income tax return. Even if a QEF election is not made, shareholders must file a completed IRS Form 8621 every year.
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
If a shareholder makes a valid mark-to-market election with respect to Primus Guaranty, the shareholder will not be subject to the PFIC rules described above with respect to Primus Guaranty, and instead will include each year in ordinary income the excess, if any, of the fair market value of its PFIC shares at the end of the taxable year over its adjusted basis in such shares. The excess, if any, of the adjusted basis over the fair market value at the end of the taxable year will be permitted as an ordinary loss (but only to the extent of the net amount previously included in income as a result of the mark-to-market election). If a shareholder makes the election, the shareholder’s basis in the PFIC shares will be adjusted to reflect any such income or loss amounts.
Even if the common shares of Primus Guaranty qualify as “marketable shares” for this purpose, the shares of Primus Bermuda, which is expected to be a PFIC, will not be “marketable shares” for these purposes. There is no authority on how a mark-to-market election for a corporation which is a PFIC affects that holders’ treatment of a subsidiary of that corporation which is also a PFIC. If a shareholder makes a mark-to-market election with respect to Primus Guaranty, it may continue to be subject to PFIC tax treatment with respect to Primus Bermuda, in the absence of a QEF election with respect to Primus Bermuda, and to additional inclusions of taxable income, if such a QEF election is made. Shareholders should consult their tax advisor as to the possibility of making a QEF election with respect to their indirect ownership of the shares of Primus Bermuda, which shares will not qualify as “marketable shares.”

Shareholders are urged to consult with their tax advisors regarding the likely classification of Primus Guaranty and Primus Bermuda as PFICs and the advisability of making QEF elections with respect to Primus Guaranty and Primus Bermuda.
Alternative Characterizations. If Primus Guaranty and Primus Bermuda were not PFICs, distributions with respect to the common shares would be treated as ordinary dividend income to the extent of Primus Guaranty’s current or accumulated earnings and profits as determined for U.S. federal income tax purposes. Dividends paid by Primus Guaranty to U.S. corporations are not eligible for the dividends-received deduction and dividends paid on its common shares to non-corporate U.S. shareholders would be eligible for the reduced tax on dividends at a maximum rate of 15%, as our common shares are listed on the NYSE and therefore readily tradeable on an established securities market in the United States for purposes of Section 1(h)(11) of the Code. Distributions in excess of Primus Guaranty’s current and accumulated earnings and profits would first be applied to reduce a shareholders tax basis in the common shares, and any amounts distributed in excess of such tax basis would be treated as gain from the sale or exchange of the common shares.
If Primus Guaranty and Primus Bermuda were not PFICs, a shareholder would, upon the sale or exchange of common shares, generally recognize gain or loss for federal income tax purposes equal to the excess of the amount realized upon such sale or exchange over the shareholder’s U.S. federal income tax basis for such common shares. Such long-term capital gain is currently generally subject to a reduced rate of U.S. federal income tax if recognized by non-corporate U.S. holders, which rate is currently a maximum of 15% for years prior to 2011. Limitations apply to the deduction of capital losses.
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
Primus Guaranty, Primus Bermuda and Primus Re. Each of Primus Guaranty, Primus Bermuda and Primus Re has received an assurance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, (the “Tax Protection Act”), to the effect that in the event of any legislation imposing tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax being enacted in Bermuda, then the imposition of any such tax shall not be applicable to Primus Guaranty, Primus Bermuda or Primus Re, or to any of their operations, or the shares, debentures, or other obligations of Primus Guaranty, Primus Bermuda and Primus Re until March 28, 2016. This assurance does not prevent the application of any such tax or duty to such persons who are ordinarily resident in Bermuda or the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 of Bermuda or otherwise payable in relation to the property leased to Primus Guaranty, Primus Bermuda or Primus Re. Primus Re is required to pay annual insurance license fees, and each of Primus Guaranty, Primus Bermuda and Primus Re is required to pay certain annual Bermuda government fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax to the Bermuda government. Currently, there is no Bermuda withholding tax on dividends paid by Primus Guaranty, Primus Bermuda or Primus Re.

     U.S. Taxation
Primus Guaranty, Primus Bermuda, Primus Financial and PGUK. Based on how Primus Guaranty and Primus Bermuda operate and will continue to operate their businesses, Primus Guaranty believes that Primus Guaranty and Primus Bermuda should not be treated as engaged in a trade or business within the United States. Primus Guaranty also believes that Primus Bermuda should not be treated as engaged in a U.S. trade or business through its ownership interest in PGUK or its indirect ownership interest in Primus Financial. In reaching this view, Primus Guaranty has concluded that, although the matter is not free from doubt and there is no governing authority on the point, Primus Financial’s activity of selling credit swaps, together with its other activities, are best viewed as transactions in securities or commodities as an investor or trader (rather than as a dealer or as part of a financing business) for Primus Financial’s own account in the United States under Section 864(b)(2) of the Code, and Primus Financial (and Primus Bermuda, as a non-U.S. partner in Primus Financial for U.S. federal income tax purposes) should not be viewed as engaged in a U.S. trade or business. In reaching this conclusion, Primus Guaranty is relying on statements by the IRS that taxpayers engaged in derivative transactions may take any reasonable position pending the adoption of final regulations regarding the treatment of derivative transactions for purposes of Section 864(b)(2) of the Code. These IRS statements do not have the force of Code provisions or adopted regulations and may be revoked or amended retroactively, subject only to review for abuse of discretion. Because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such determination, and the treatment in particular of credit swaps and Primus Financial’s current and anticipated activities is unsettled, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial is engaged in a trade or business in the United States. Primus Guaranty, Primus Bermuda and Primus Financial are currently undergoing a U.S. federal income tax audit. The audit has not yet been completed and the outcome cannot be predicted. Should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, Primus Guaranty or Primus Bermuda could be required to pay U.S. corporate income tax. However, because of the uncertainty of the outcome of outstanding issues in the audit, quantification of any such an estimated range for any such potential tax cannot be made at this time.
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
As discussed above, Primus Guaranty has determined that the credit swaps sold by Primus Financial, are best treated as the sale of options for U.S. federal income tax purposes, such that Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes. We do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the U.S. Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial, and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial, should be treated other than as an option, (i) the timing of the income recognized by Primus Financial could be accelerated, (ii) the character of this income could be altered and (iii) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income or withholding tax at the rate of 30% on its FDAP income (discussed below). In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s recognition of taxable income would be accelerated.
A foreign corporation not engaged in a trade or business in the United States is generally subject to U.S. federal income tax at the rate of 30% on its “fixed or determinable annual or periodic gains, profits and income” (“FDAP income”) derived from sources within the United States (for example, dividends and certain interest income). Thus, even if Primus Guaranty and Primus Bermuda are not engaged in a trade or business in the United States, they could be subject to the 30% tax on certain FDAP income, depending upon the types of instruments in which they invest. Premium income from credit swap sales does not constitute FDAP income, assuming as discussed above, that the credit swaps sold by Primus Financial are treated as the sale of options for U.S. federal income tax purposes.
The above analysis generally assumes that Primus Financial is and continues to be a partnership other than a publicly traded partnership for U.S. federal income tax purposes. Generally, a partnership with fewer than 100 partners at all times is treated as a partnership that is not a publicly traded partnership. Because of restrictions on the ownership composition of Primus Financial, Primus Guaranty believes that Primus Financial is not and will not become a publicly traded partnership and thus will not be required to pay U.S. federal income tax on its income. However, there can be no assurance that Primus Financial is not or will not become a publicly traded partnership, which could have a materially adverse effect on our financial condition and results of operations. Were Primus Financial to be a publicly traded partnership for U.S. federal income tax purposes, it could be required to pay U.S. federal income tax on its income (without regard to whether it is engaged in a U.S. trade or business), instead of passing through its income and loss to its partners, and it will be required to perform U.S. federal income tax withholding, at the rate of 30%, in respect of amounts paid to Primus Bermuda.
Primus Asset Management. Primus Asset Management is a Delaware corporation which owns 100% of the shares of Primus Re and is owned by Primus Bermuda through Primus Group Holdings, a disregarded entity for U.S. federal income tax purposes. Primus Asset Management is subject to U.S. federal income tax on a net basis on its income. Primus Asset Management acts as an investment manager to affiliated companies and third-party entities. See “Primus Asset Management” for further discussion.
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
Primus Re. Primus Re historically has conducted only limited operations and has been inactive since 2007. Depending on the nature of Primus Re’s operations, it may be treated as an insurance company, in which case it may elect under Section 953(d) of the Code to be treated as a U.S. corporation for U.S. federal income tax purposes, or as engaged in investment activities, which could require the inclusion of taxable income by its parent, Primus Asset Management, each year. In addition, if Primus Re is treated for U.S. federal income tax purposes as an insurance company and a non-U.S. person, U.S. insurance excise tax could apply to premiums it receives with respect to its policies covering U.S. risks.

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
Backup Withholding. Payment of dividends and sales proceeds that are made within the United States or through certain U.S.-related financial intermediaries generally are subject to backup withholding unless a shareholder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. The backup withholding tax is not an additional tax and may be credited against a shareholder’s regular U.S. federal income tax liability.
Item 1A. Risk Factors
Risks Related to Our Business and Operations
General economic and conditions in the global financial and credit markets may materially adversely affect our loss experience, the demand for our services and our financial results.
The global economy is gradually recovering from a significant slowdown in economic activity, which has begun to reduce the stresses that were apparent during the past two years on the banking system, sovereign entities and private corporations worldwide. However, there continues to be sectors of the global and financial markets where the outlook remains uncertain and volatile, which could create a greater level of risk to our business. These conditions are characterized as business and bank failures, greater market volatility, poor liquidity and reduced levels of bank lending, wide credit spreads, a lack of price transparency and a flight to quality, among others. If these conditions persist or worsen, Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.
The failure to manage effectively the risk of credit losses would have a material adverse effect on our financial condition and results of operations.
During 2009, we completed several risk mitigation transactions in Primus Financial’s credit swap portfolio as part of our plan to actively manage this portfolio in amortization. The objectives of these transactions, which included both portfolio repositioning transactions of single name credit swaps and tranche transactions with certain counterparties and terminations of selected credit swaps referencing specific Reference Entities, were to reduce the risk of certain Reference Entity concentrations, as well as to improve the capital subordination levels in certain tranche transactions. However, there cannot be any assurance that any of the transactions which we have completed or which we may complete in the future will be effective. In addition, if the level of credit events were to exceed our expectations, the payments Primus Financial would be required to make under its related credit swaps could materially and adversely affect our financial condition and results of operations. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity or Entities, our ability to limit Primus Financial’s losses, through hedging, terminating credit swaps or other risk mitigation transactions, before defined credit events actually occur could be limited by conditions of inadequate liquidity in the credit swap market or conditions which render terminations, hedging or such other risk mitigation transactions economically impractical. There can be no assurance that we will be able to manage higher risks of credit losses effectively. It is possible that the level of credit events that Primus Financial experiences will exceed its ability to pay claims.

We face risks in Primus Financial’s credit protection business from concentrations in its single name credit swaps sold on issuers in certain industries.
At December 31, 2009, 15.4% of Primus Financial’s single name credit swap portfolio in notional amounts referenced financial intermediaries; 9.6% referenced insurance companies, including financial guaranty companies; 5.1% referenced building/development; 3.3% referenced retailers (except food and drug) and 2.6% referenced publishing. In the aggregate, Reference Entities in these industries represented approximately 36% in notional amounts of Primus Financial’s total single name credit swap portfolio. Credit events on Reference Entities within these industries on which Primus Financial has written credit protection in significant notional amounts or which affect multiple Reference Entities could cause Primus Financial to suffer significant losses and could have a material adverse impact on our financial condition and results of operations.
Primus Financial’s portfolio has large exposure on credit swaps sold referencing a number of global financial intermediaries and banks. With the consolidation that has occurred within the global banking system, exposures have become even larger and more concentrated. The financial condition of many global financial institutions has weakened considerably during the crisis in the credit markets. A number of such firms have needed capital infusions and support from governments and central banks. While some of this governmental funding has been re-paid, other institutions continue to have significant governmental support. Many of these institutions also have had to raise new capital at very expensive levels as their balance sheets have deteriorated, primarily as a result of the markdowns taken on certain of their assets and on certain off-balance sheet derivatives. In addition, concerns regarding residential and commercial real estate exposures, as well as concerns about holdings of certain sovereign debt obligations, could put further stress on these institutions.
At December 31, 2009, Primus Financial’s portfolio of credit swaps with current performing counterparties referencing insurance companies on five financial guaranty companies in a total aggregate notional amount was approximately $329 million. Some of the financial guarantors have had significant deterioration in their balance sheets and capital ratios and, as a result, have sought to re-structure by effecting commutations with their counterparties on various structured credit positions in their portfolios.
As a result of the economic downturn, retail and building/development sectors have suffered significantly, which is adversely affecting companies in these sectors. Publishing also has been affected, as a number of old media companies are highly leveraged and having difficulty re-financing or extending their debt while at the same time losing advertising and readers. In 2009, there were some bankruptcies of smaller newspaper publishers.
Primus Financial’s counterparties are primarily global financial institutions and major credit swap dealers. Some of these institutions have been under stress which has impacted their balance sheets, capital ratios and ratings and many have had to raise large amounts of new capital. A default by a major counterparty could have a material adverse impact on Primus Financial.
As noted above, the financial condition of certain global financial institutions has weakened considerably during the crisis in the credit markets. The insolvency of a major financial institutional counterparty would have a material adverse impact on Primus Financial as it is likely the insolvent counterparty would cease making premium payments on its credit swap agreements. Even in that situation, it may, as a practical matter, be difficult for Primus Financial to cancel its contracts with the counterparty, although it has taken the position that it would not make a payment if a claim arose from a credit event on a Reference Entity under a credit swap agreement with a defaulting counterparty. There is little settled legal precedent to rely on pertaining to the default of a credit swap counterparty.

Primus Financial’s tranche portfolio of credit swaps also creates risks for us.
As of December 31, 2009, Primus Financial’s portfolio of credit swap tranches sold was $4.1 billion (in notional amount). Tranches generally reference pools of credit swaps and have capital subordination levels that are designed to protect against making cash payments upon some number of credit events affecting the Reference Entities referenced in the tranche. During 2008 and 2009, a combination of credit events with respect to certain Reference Entities in Primus Financial’s tranche portfolio caused the subordination levels and implied ratings of various tranches to be reduced. Additional credit events in the future may further reduce such a tranche’s subordination levels, and if such levels are reduced to zero, Primus Financial will be required to make cash payments to the relevant counterparty, potentially to the full notional amount of the tranche transaction. This would have a material adverse impact on our financial condition and results of operations. While management of Primus Financial has completed one risk mitigation transaction prior to December 31, 2009 and another one since the beginning of 2010 seeking to improve the capital subordination levels in certain tranche transactions, there can be no assurance that any such risk mitigation transactions, previously completed or completed in the future will be successful.
As a result of the disruption in the credit markets, management has changed its strategy to amortize Primus Financial’s credit swap portfolio and to emphasize our credit asset management expertise by expanding our asset management activities and developing a new credit protection platform as a replacement for our credit protection business. There can be no assurance that our new business plan will be successful.
Early in 2009, we announced a change in strategy, which focused on, among other things, 1) actively managing the amortization of Primus Financial’s credit swap portfolio; 2) pursuing new asset management opportunities; and 3) developing a new credit protection platform.
The successful execution of the amortization of the Primus Financial credit swap portfolio will be highly dependent on the level of credit losses in that portfolio over its remaining life. Management expects the credit markets will continue to be uncertain and volatile for some time and that certain industry sectors could continue to experience further deterioration in their balance sheets and poor financial performance. This could increase the potential for additional credit events. It is possible that the level of credit event losses that Primus Financial experiences will exceed its ability to pay claims. While Primus Financial has effected risk mitigation transactions (comprising both portfolio repositioning transactions and terminations of selected credit swaps referencing specific Reference Entities), it is not possible to forecast the actual level of credit events that it may experience, and any actions taken seeking to mitigate risks may not ultimately succeed.
Growing our asset management activities generally will require the investment of additional capital and the significant involvement of our personnel and resources and may subject us to additional regulatory oversight. Our strategy calls for us to seek to achieve growth both organically and through acquisitions. The capital to invest in our asset management business is limited and raising additional capital to further expand these activities may not be possible in the current economic environment. We also may not be able to attract or retain personnel with the necessary experience to manage this business. Acquisitions create the risk of integrating the acquired operations while continuing to manage the assets acquired. Also, we may be expected to co-invest in new vehicles we manage, possibly in a junior or first loss position, and the capital so invested may be exposed to the risk of significant losses if the vehicles perform poorly. Our failure to grow our asset management activities could have a material adverse impact on our financial condition and results of operations.
Our ability to develop a new credit protection platform to replace Primus Financial’s current credit protection platform will be highly dependent on whether we can raise sufficient capital and develop new customer relationships. This could be difficult in light of current economic conditions. Additionally, we may experience delays, regulatory impediments and other complications in developing a new credit protection platform and our failure to execute on this strategy could have a material adverse impact on our financial condition and results of operations. Some of these complications may include obtaining ratings agency approvals and required licenses and registrations, adapting our technology platform, hiring personnel and raising capital. There is no assurance that we will accurately anticipate resource requirements or that our strategy will be implemented effectively.
Even if we are successful in the implementation of our new business initiatives, there cannot be any assurance that the revenue growth and profitability we achieve will be sufficient to offset the reduction in revenues from the amortization of Primus Financial’s credit swap portfolio or the losses from credit events that such portfolio could experience as it matures.

Our operations may become subject to increased regulation or existing regulations may change, which may result in administrative burdens, increased costs or other adverse consequences.
There can be no assurance that new legal or administrative interpretations or regulations under the U.S. commodities and securities laws, or other applicable legislation on the federal or state levels, or in Bermuda, the United Kingdom, or other jurisdictions, will not adversely affect our business by, among other things, imposing administrative burdens, increased costs or other adverse consequences. Periodically, proposals have been made and are pending in the U.S. Congress and elsewhere to enact legislation that would increase regulation of the credit swap market. We cannot predict what consequences any such legislation, if adopted, would result and the effect those consequences would have on our business.
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
If Primus Guaranty or Primus Financial is required to register as an “investment company” under the U.S. Investment Company Act of 1940, a variety of restrictions would be imposed, including limitations on capital structure, restrictions on investments, prohibitions on transactions with affiliates and compliance requirements that could limit our growth and increase our costs. There is no assurance that we could function effectively if either Primus Guaranty or Primus Financial is required to register as an investment company.
We may have difficulty in servicing our outstanding debt.
At December 31, 2009, Primus Guaranty, Ltd. had $94.6 million outstanding of its 7% Senior Notes due 2036 (the “7% Senior Notes”) and Primus Financial Products, LLC had $240.7 million outstanding in the aggregate of its perpetual preferred securities and subordinated deferrable interest notes. As a holding company, we currently rely on investment income from our portfolio of investments to service the interest on the 7% Senior Notes. If that investment income were to decline such that it was insufficient to pay interest on the 7% Senior Notes, we would have difficulty finding other sources of income to pay such interest and, as a result, have difficulty in servicing such debt. Primus Financial relies on its credit swap premiums and its investment income from its portfolio of investments to service the interest on its outstanding debt and make distribution payments on its perpetual preferred securities. If Primus Financial’s credit swap portfolio suffers significant credit events, it will be forced to liquidate significant portions of its investment portfolio in order to pay claims to its counterparties, thereby also reducing the source of its investment income utilized to service its outstanding debt. In addition, Primus Guaranty, Ltd. currently cannot demand that Primus Financial Products, LLC pay a dividend or make a distribution to Primus Guaranty, Ltd. as any decision to do so would require the approval of the board of directors of Primus Financial Products, LLC, including directors not affiliated with the Company.
We may require additional capital in the future, which may not be available on favorable terms or at all.
Our new business strategy may require the raising of additional capital. In the current environment it would be very difficult for Primus Guaranty or Primus Financial to raise additional capital should Primus Guaranty or Primus Financial need to do so. Any equity or debt financing, if available at all, would likely be on terms that are not favorable to us or our shareholders but nonetheless, we may have to accept those terms. Further deterioration in Primus Guaranty’s ratings would make it even more difficult to raise capital and would increase the cost. Moreover, any defaults on interest payments by either Primus Guaranty or Primus Financial on their respective debt and preferred security obligations would have a material adverse effect on our ability to raise additional capital in the future.

In addition, Primus Guaranty has been repurchasing its common shares and 7% Senior Notes and Primus Financial has been repurchasing its perpetual preferred securities and subordinated deferrable interest notes. Since the inception of these buyback programs in 2008, Primus Guaranty purchased and retired 7.9 million common shares at a cost of $13.2 million and $30.4 million of face amount of its 7% Senior Notes at a cost of $11.5 million. Primus Financial has repurchased $52.4 million of face amount of its outstanding securities at a cost of $16.8 million. There is no assurance that the capital repurchased in these transactions can be replaced.
If we cannot obtain or replace adequate capital, our business, results of operations and financial condition could be adversely affected.
We depend on a limited number of key employees. If we are not able to retain key employees or attract new employees in the future, we may be unable to operate our business successfully.
The loss of any of our key personnel, including executive officers, other key employees and directors, could have a material adverse effect on us. We cannot assure you that we will continue to be able to employ key personnel or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover any of our officers, employees or directors. With the exception of the chief executive officer, we do not have employment contracts with our executive officers and key employees. Changes in our business strategy, as well as the uncertainties associated with its implementation may lead to a higher level of employee departures, and our ability to attract new qualified employees in the future and retain our current employees may be limited.
Variations in market credit swap premiums and correlation levels could cause our financial results to be volatile.
Events causing market credit swap premium levels to widen or tighten or correlation levels to change significantly on underlying Reference Entities in Primus Financial’s credit swap portfolio will affect the fair value of related credit swaps and may increase the volatility of our financial results reported under U.S. generally accepted accounting principles (“GAAP”). In accordance with GAAP, we are required to report credit swaps at fair value, with changes in fair value during periods recorded as unrealized gains or losses in our consolidated statements of operations. The principal determinant of the fair value of a credit swap is the prevailing market premium associated with the underlying Reference Entity at the time the valuation is derived. The valuation of Primus Financial’s tranche portfolio also incorporates assumptions relating to the correlation of defaults between Reference Entities. The fair value of credit swaps also is affected by our estimation of counterparties, and our own ability to perform under the credit swap contracts. Generally, valuations for credit swaps in Primus Financial’s portfolio rely upon market pricing quotations from dealers and third-party pricing providers. We cannot provide assurance that there will be a broadly based and liquid market to provide reliable market quotations in the future, particularly in circumstances where there is abnormal volatility or lack of liquidity in the market. Factors that may cause market credit swap premiums and correlation assumptions to fluctuate include changes in national or regional economic conditions, industry cyclicality, credit events within an industry, changes in a Reference Entity’s operating results, credit swap market liquidity, credit rating, cost of funds, management or any other factors leading investors to revise expectations about a Reference Entity’s ability to pay principal and interest on its debt obligations when due. Volatility in our reported GAAP results may cause our common share price to fluctuate significantly.
Certain of our principal shareholders control us.
At December 31, 2009, our principal shareholders (by which we mean those institutions that owned shares prior to our initial public offering in October 2004), directors and executive officers, and entities affiliated with them, owned approximately 58% of our outstanding common shares. As a result, these shareholders, collectively, are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. There is no assurance that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.

Our rights plan may have anti-takeover effects that could prevent a change of control.
On May 29, 2009, we entered into a Rights Agreement with Mellon Investor Services LLC, which we refer to as the rights plan, to contribute to the preservation of long-term value for our shareholders and to protect our shareholders from coercive or otherwise unfair takeover tactics. In general terms, the rights plan works by imposing a significant penalty upon any person or group which acquires 20% or more of the outstanding common shares without the approval of our board of directors, subject to certain grandfather provisions. The provisions of our rights plan could make it more difficult for a third party to acquire the Company, which could hinder shareholders’ ability to receive a premium for the Company’s common shares over the prevailing market prices.
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
Currently, we do not pay cash dividends on our common shares and we cannot be assured that funds will be available in the future to pay dividends. We currently expect to retain all available funds for use in the operation of our business. Further, and as appropriate, it is our intention to return to the shareholders capital no longer required for our operations or for the amortization of Primus Financial’s credit swap portfolio. Additionally, we are a holding company with no operations or significant assets other than our ownership of all of our subsidiaries. The majority of our capital is held at Primus Financial, and any determination for it to pay dividends or return capital to Primus Guaranty will be at the discretion of Primus Financial’s board of directors. Further, the payment of dividends and making of distributions by each of Primus Guaranty, Primus Bermuda and Primus Re is limited under Bermuda law and regulations. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.
We are exposed to significant credit market risk related to changes in foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
Primus Financial transacted credit swaps denominated in both U.S. dollars and euros. Approximately 33% of Primus Financial’s outstanding total credit swap portfolio of $17.5 billion (in notional amount) at December 31, 2009 was denominated in euros. The notional principal of the credit swap is denominated in euros and the premiums are payable in euros, and therefore our credit exposure is affected by changes in the exchange rate between euros and U.S. dollars. We translate euros into U.S. dollars at the current market exchange rates for the purpose of recognizing credit swap premium income and the computation of fair values in our consolidated statements of operations. Changes in the exchange rates between euros and U.S. dollars may have an adverse affect on the fair value of credit swaps, settlement of potential credit event losses and premium income in our consolidated statements of operations. Foreign exchange rate risk is reviewed as part of our risk management process. We do not hedge against foreign exchange rate risk.

We are highly dependent on information systems and third-party service providers.
Our businesses are highly dependent on information systems and technology. We outsource a significant portion of our information systems operations to third parties who are responsible for providing the management, maintenance and updating of such systems. Any failure or interruption of our systems could cause delays or other problems in our business activities and our ongoing credit analysis and risk management assessments. This could have a material adverse effect on our financial condition and results of operations.
We face potential exposure to litigation and claims within our business and strategy.
The volume of litigation and claims against financial services firms has increased over the past several years. The risk of litigation is difficult to assess or quantify, and may occur years after activities, transactions or events at issue. Any legal action brought against us and the costs to defend such action, could have a material adverse impact on our financial condition and results of operations.
Risks Related to Taxation
Our status as a PFIC may result in significant additional tax costs for shareholders who are U.S. taxpayers.
Primus Guaranty and Primus Bermuda (which for purposes of the discussion in this section includes its investments in certain CLOs) are likely to be and remain PFICs for U.S. federal income tax purposes. There are potentially adverse U.S. federal income tax consequences of investing in a PFIC for a shareholder who is a U.S. taxpayer. These consequences include the following: (1) if a shareholder makes a QEF election with respect to Primus Guaranty and Primus Bermuda, the shareholder will have to include annually in its taxable income an amount reflecting an allocable share of the income of Primus Guaranty or Primus Bermuda, regardless of whether dividends are paid by Primus Guaranty to the shareholder, (2) if a shareholder makes a mark-to-market election with respect to Primus Guaranty, the shareholder will have to include annually in its taxable income an amount reflecting any year-end increases in the price of our common shares, regardless of whether dividends are paid by Primus Guaranty to the shareholder (moreover, it is unclear how such an election would affect the shareholder with respect to Primus Bermuda), and (3) if a shareholder does not make a QEF election or a mark-to-market election, the shareholder may incur significant additional U.S. federal income taxes with respect to dividends on, or gain from, the sale or other disposition of, our common shares, or with respect to dividends from Primus Bermuda to us, or with respect to our gain on any sale or other disposition of Primus Bermuda shares.
If we are found to be engaged in a U.S. trade or business, we may be liable for significant U.S. taxes.
We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Bermuda’s indirect ownership interest in Primus Financial (which, for U.S. federal income tax purposes, is treated as a partnership interest) and Primus Bermuda’s ownership interest in PGUK (which for U.S. federal income tax purposes is treated as a disregarded entity, or branch, of Primus Bermuda), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the U.S. for U.S. federal income tax purposes. Consequently, we do not expect to pay U.S. corporate income or branch profits tax on Primus Financial’s or PGUK’s income. However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is fact-based and there are no definitive standards for making such a determination, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda, Primus Financial or PGUK are engaged in a trade or business in the United States. The maximum combined rate of U.S. corporate federal, state and local income tax that could apply to Primus Financial, Primus Bermuda, Primus Guaranty or PGUK, were they found to be engaged in a U.S. trade or business in New York City and subject to income tax, is currently approximately 46%. This combined income tax rate does not include U.S. branch profits tax that would be imposed on Primus Bermuda, were Primus Financial or PGUK, found to be engaged in a U.S. trade or business and deemed to be making distributions to Primus Bermuda. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed. Primus Guaranty, Primus Bermuda and Primus Financial are currently undergoing a U.S. federal income tax audit. The audit has not yet been completed and the outcome cannot be predicted. Should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, Primus Guaranty or Primus Bermuda could be required to pay U.S. corporate income tax. However, because of the uncertainty of the outcome of outstanding issues in the audit, quantification of any such an estimated range for any such potential tax cannot be made at this time.
If the IRS successfully challenges the treatment Primus Financial has adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial could be adversely affected.
Consistent with its treatment of the credit swaps sold by Primus Financial as the sale of options for U.S. federal income tax purposes, we have determined that in general Primus Financial will recognize income or loss as a protection seller or buyer only upon default, termination or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we do not intend to seek a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the U.S. Department of the Treasury and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. Certain proposals under discussion could be inconsistent with the tax treatment adopted by Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated differently or these proposals were adopted, (1) the timing of the income recognized by Primus Financial could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income tax, or withholding tax at the rate of 30%. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) and Primus Guaranty (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s and Primus Guaranty’s recognition of taxable income would be accelerated.
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
The Bermuda Minister of Finance, under the Tax Protection Act, has given each of Primus Guaranty, Primus Bermuda and Primus Re an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then, subject to certain limitations, the imposition of any such tax will not be applicable to Primus Guaranty, Primus Bermuda, Primus Re or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since we are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.
Considerations related to the Organization for Economic Cooperation and Development and the European Union.
The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list.” However, we are not able to predict what changes will be made to this classification or whether such changes will subject us to additional taxes.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2009, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). Commencing in the third quarter of 2009, Primus Financial has subleased approximately 5,500 square feet of its New York office space.
In addition, we lease approximately 2,900 square feet of office space in London under a lease that expires in 2012. As a result of the CypressTree acquisition, we occupy approximately 13,800 square feet of office space in Boston, Massachusetts, under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases. We do not lease or own real property in Bermuda. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate any foreseeable expansion of our operations.

Item 3. Legal Proceedings
In the ordinary course of operating our business, we may encounter litigation from time to time. However, we are not party to nor are we currently aware of any material pending or overtly threatened litigation.
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matters to a vote of security holders during the fourth quarter of 2009.
Part II.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE under the symbol “PRS.” The following table sets forth, for the indicated periods, the high, low and closing sales prices of our common shares in U.S. dollars, as reported on the NYSE:

Year ended December 31, 2009	High	Low	Close
First Quarter	$1.99	$1.00	$1.57
Second Quarter	$2.99	$1.53	$2.36
Third Quarter	$4.41	$2.15	$4.27
Fourth Quarter	$4.27	$1.89	$3.05

Year ended December 31, 2008	High	Low	Close
First Quarter	$7.06	$2.97	$3.58
Second Quarter	$6.00	$2.90	$2.91
Third Quarter	$5.40	$1.92	$2.62
Fourth Quarter	$3.95	$0.30	$1.14

Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the fourth quarter ended December 31, 2009:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (b)
October 1 - 31	232,125	$3.72	232,125	$15,939,319
November 1 - 30	185,092	$3.44	185,092	$15,302,603
December 1 - 31(a)	1,052,876	$3.20	1,052,876	$11,933,400

Total	1,470,093	$3.31	1,470,093

(a)	During December 2009, approximately 1.0 million shares were acquired in a negotiated transaction.

(b)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. The amounts in this column do not reflect the cost of approximately $11.5 million for purchases of our 7% Senior Notes, since inception of our buyback program through the year ended December 31, 2009.
On February 3, 2010, our board of directors authorized an additional expenditure of up to $15 million of available cash for the purchase of our common shares and/or our 7% Senior Notes.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 12 of this Annual Report on
Form 10-K.
Shareholder Information
As of March 4, 2010, 38,980,993 common shares were issued and outstanding, and held by approximately 50 shareholders of record. As of March 4, 2010, the closing share price on the NYSE of our common shares was $4.18.
Dividend and Distribution Information
Currently, we do not pay cash dividends on our common shares and we cannot be assured that funds will be available in the future to pay dividends. We currently expect to retain all available funds for use in the operation of our business. Further, and as appropriate, it is our intention to return to the shareholders capital no longer required for our operations or for the amortization of Primus Financial’s credit swap portfolio. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors.
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

Performance Graph
Set forth below is a performance graph comparing the cumulative total shareholder return through December 31, 2009 on our common shares against the cumulative return of the S&P Small Cap 600 Index and Russell 1000 Financial Sector, assuming an investment of $100 on December 31, 2004.

	Cumulative Total Return
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Primus Guaranty, Ltd.	$100.00	$79.62	$70.46	$42.76	$6.96	$18.61
S&P Small Cap 600 Index	$100.00	$107.68	$123.96	$123.59	$85.19	$106.98
Russell 1000 Financial Sector	$100.00	$106.76	$126.69	$105.34	$51.73	$61.82

Item 6. Selected Financial Data
     The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data for years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our consolidated financial statements, which have been prepared in accordance with GAAP, and audited by Ernst & Young LLP. The following information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005

Statements of Operations Data:
Revenues:
Net credit swap revenue (loss) (1)	$1,455,802	$(1,688,872)	$(535,064)	$116,083	$23,106
Asset management and advisory fees	5,118	4,052	3,481	1,263	190
Interest income	6,747	26,586	41,847	28,374	16,047
Gain on retirement of long-term debt	43,151	9,716	—	—	—
Impairment loss on investments	(761)	(11,896)	—	—	—
Other income	3,240	(865)	(2,796)	2,144	(1,141)

Total revenues (losses)	$1,513,297	$(1,661,279)	$(492,532)	$147,864	$38,202

Expenses:
Compensation and employee benefits	$20,205	$16,370	$22,450	$21,512	$15,935
Interest expense	9,116	17,032	20,729	10,849	2,660
Other expenses	20,094	14,762	20,210	14,887	11,613

Total expenses	$49,415	$48,164	$63,389	$47,248	$30,208

Income (loss) before provision for income taxes	$1,463,882	$(1,709,443)	$(555,921)	$100,616	$7,994
Provision for income tax	185	61	52	42	46

Net income (loss)	$1,463,697	$(1,709,504)	$(555,973)	$100,574	$7,948
Distributions on preferred securities of subsidiary	$3,417	$6,642	$7,568	$5,683	$3,865

Net income (loss) available to common shares	$1,460,280	$(1,716,146)	$(563,541)	$94,891	$4,083

Basic earnings (loss) per share	$36.38	$(38.37)	$(12.58)	$2.19	$0.09
Diluted earnings (loss) per share	$35.26	$(38.37)	$(12.58)	$2.13	$0.09
Weighted average number of common shares outstanding:
Basic	40,142	44,722	44,808	43,306	43,150
Diluted	41,414	44,722	44,808	44,472	44,645

(1) Net credit swap revenue (loss) consists of the following:

Net premiums earned	$85,116	$102,515	$84,771	$69,408	$52,705
Net realized gains (losses) on credit swaps	(113,077)	(161,957)	(5,190)	(1,769)	(5,162)
Net unrealized gains (losses) on credit swaps	1,483,763	(1,629,430)	(614,645)	48,444	(24,437)

Total net credit swap revenue (loss)	$1,455,802	$(1,688,872)	$(535,064)	$116,083	$23,106

	As of December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005

Balance Sheet Data:
Assets
Cash and cash equivalents	$299,514	$280,912	$242,665	$204,428	$69,355
Investments	274,444	486,870	617,631	599,448	560,147
Restricted cash and investments	127,116	—	—	—	—
Unrealized gain on swaps, at fair value	2,207	—	606	73,330	25,342
Fixed assets and software costs, net	1,838	3,308	5,036	5,510	4,993
Other assets	27,628	23,141	22,708	19,752	13,245

Total assets	$732,747	$794,231	$888,646	$902,468	$673,082

Liabilities and Equity (deficit)
Unrealized loss on swaps, at fair value	$691,905	$2,173,461	$544,731	$2,931	$3,521
Long-term debt	244,051	317,535	325,904	325,000	200,000
Other liabilities	46,238	7,670	12,952	13,925	9,189

Total liabilities	$982,194	$2,498,666	$883,587	$341,856	$212,710

Equity (deficit)
Common shares	$3,061	$3,263	$3,603	$3,470	$3,454
Additional paid-in-capital	280,685	281,596	280,224	269,420	265,966
Warrants	—	—	—	612	612
Accumulated other comprehensive income (loss)	2,148	908	(4,712)	(2,375)	(4,254)
Retained earnings (deficit)	(628,443)	(2,088,723)	(372,577)	190,964	96,073

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(342,549)	(1,802,956)	(93,462)	462,091	361,851
Preferred securities of subsidiary	$93,102	$98,521	$98,521	$98,521	$98,521

Total equity (deficit)	(249,447)	(1,704,435)	5,059	560,612	460,372

Total liabilities and equity (deficit)	$732,747	$794,231	$888,646	$902,468	$673,082

Per Share Data:
Book value per share(1)	$(8.95)	$(44.21)	$(2.08)	$10.65	$8.38

(1)	Book value per share is based on total shareholders’ equity (deficit) divided by basic common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section and under the heading “Cautionary Note Regarding Forward-Looking Statements.” Capitalized and certain other terms used in this discussion have been defined or construed elsewhere in this Annual Report on Form 10-K.
Business Introduction
     Primus Guaranty, Ltd. is a holding company that conducts business currently through two principal operating subsidiaries, Primus Asset Management, an investment manager to affiliated companies and third party entities and Primus Financial, a CDPC and a provider of credit protection.
     Primus Asset Management
     Primus Asset Management acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Additionally Primus Asset Management manages CLOs, CSOs, investment fund vehicles and separately managed accounts on behalf of third parties. The CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. The CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities. Primus Asset Management and its subsidiaries receive fees for its investment management services. In general, such management fees are calculated based on percentage of assets under management, subject to applicable contractual terms. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates. As of December 31, 2009, Primus Asset Management managed Primus Financial’s credit swap portfolio of $17.5 billion in notional amount and together with CypressTree managed assets of approximately $3.7 billion in CLOs, CSOs, investment fund vehicles and separately managed accounts.
     On July 9, 2009, Primus Asset Management completed the acquisition of CypressTree. CypressTree operates as a wholly owned subsidiary of Primus Asset Management. See note 8 of notes to consolidated financial statements for further discussion of this acquisition.
     Primus Financial
     Primus Financial was established to sell credit protection in the form of credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers.
     In exchange for a fixed quarterly premium, Primus Financial agreed, upon the occurrence of a default or other defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay its counterparty an amount determined through industry-sponsored auctions equivalent to the notional amount of the credit swap less the auction-determined recovery price of the underlying debt obligation. Primus Financial may elect to acquire the underlying security in the related auction or in the market and seek to sell such obligation at a later date. Credit swaps related to a single specified Reference Entity are referred to as “single name credit swaps.”
     Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-downs in the reference obligations (“principal write-downs”) and distressed ratings downgrades on the reference obligation as defined in the credit swap agreement. Upon the occurrence of a defined credit event, a counterparty has the right to present the underlying ABS, in whole or part, to Primus Financial, in exchange for a cash payment by Primus Financial, up to the notional amount of the credit swap (“Physical Settlement”). If there is a principal write-down of the ABS, a counterparty may claim for cash compensation for the amount of the principal write-down, up to the notional value of the credit swap without presentation of the ABS.
     At December 31, 2009, Primus Financial’s credit swap portfolio had a total notional amount of $17.5 billion, which included $13.4 billion of single name credit swaps, $4.1 billion of tranches and $31.7 million of CDS on ABS. See note 4 of notes to consolidated financial statements for further information on the credit swap portfolio.
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
Executive Overview and Business Outlook
     The global financial and credit markets showed improvement during 2009. There was a significant rally in credit spreads across the investment grade and non-investment grade sectors. Global capital markets reopened and activity levels were at high historical levels for non-financial investment grade corporate bond issuances during 2009. Global equity markets also showed strong performance during 2009. Notwithstanding these overall positive developments, there continues to be pockets of dislocation and there is an expectation of additional corporate defaults particularly from those companies without ready access to the capital markets. Our credit swap portfolio will remain at risk to the level of credit events in 2010 and beyond, but the generally more positive market environment could also open additional opportunities for us.
     Our management team, in consultation with our board, has put in place a strategy that focuses on providing value to shareholders. 2010 will be a year of transition to a growth strategy.
     Our strategy includes the following business priorities and initiatives:
•	Pursuing new asset management opportunities in corporate credit either through acquisition or in new organically developed product;

•	Actively managing the amortization of Primus Financial’s credit swap portfolio;

•	Developing a new credit protection business

•	Allocating capital to benefit shareholders and to support business growth; and

•	Aligning costs with our business initiatives.
     We are continuing to pursue opportunities to grow our assets under management and developing new streams of asset management revenues. Specifically, we see opportunities to acquire companies, asset management contracts and structured credit assets arising from the consolidation which is likely to continue during 2010 within the structured credit markets. As previously discussed, on July 9, 2009, Primus Asset Management completed the acquisition of CypressTree, a well-respected CLO manager. Primus Asset Management has developed and is beginning to market various fund management alternatives which take advantage of its established credit platform across U.S./global investment grade and high-yield credit. Primus Asset Management plans to develop a broader internal marketing and distribution capability to raise third-party capital for these funds. We also believe it is possible that the structured credit markets will reopen for new transactions during 2010 which could then present potential opportunities for Primus Asset Management.

     Our second priority is actively managing Primus Financial’s credit swap portfolio in amortization. Primus Financial will amortize its existing portfolio of credit swaps through to their stated maturity, unless terminated earlier. During 2009, approximately $2.6 billion notional amount of credit swap contracts matured and a further $2.5 billion was terminated, primarily the result of portfolio repositioning transactions, which are discussed below. We expect an additional $5.4 billion notional to mature in 2010. Management’s focus in amortizing Primus Financial’s credit swap portfolio is to seek to maximize its potential long-term value. The most important element in determining value will be the credit losses Primus Financial may incur over the credit swap portfolio’s remaining life. During 2009, Primus Financial entered into three substantial portfolio repositioning transactions seeking to reduce the net risk of its credit swap portfolio, thereby increasing the likelihood that its credit swap portfolio will have significant value at its final maturity. These transactions are described below.
     In July 2009, Primus Financial entered into a transaction with a significant bank counterparty with respect to credit default swaps having a total notional principal of $1.3 billion. Under the terms of the transaction, Primus Financial and the bank terminated credit default swaps with an aggregate notional principal of $40 million, primarily on a financial guaranty insurance company Reference Entity. Primus Financial paid a termination fee of $15 million to the counterparty to terminate these swaps, a significant discount to the carrying value of these credit swaps at the time of the transaction. In addition, Primus Financial assigned the remaining credit default swaps that it had sold to the counterparty to a newly formed, wholly owned subsidiary. Primus Financial paid an assignment fee of approximately $36 million to its subsidiary, which the subsidiary uses as its capital. The subsidiary’s potential liability under the credit default swap contracts with the counterparty is limited to this $36 million plus future premiums and earned interest. The subsidiary used the $36 million to purchase a corporate note from the counterparty on which it receives a return. A security interest in the corporate note plus accrued interest of approximately $500,000 at December 31, 2009 has been granted in favor of the counterparty. At the maturity of this portfolio in March 2013, any capital remaining in this subsidiary will be returned to Primus Financial.
     In September 2009, Primus Financial terminated $1.3 billion notional principal of credit swaps with a significant bank counterparty. These credit swaps represented the counterparty’s entire portfolio. Primus Financial paid $6.5 million to the counterparty, a significant discount to the carrying value of the portfolio at the time of the transaction, to terminate these credit swaps. Included in this portfolio were a small number of Reference Entities which Primus Financial concluded had a high risk profile.
     In November 2009, Primus Financial completed a third portfolio repositioning transaction with a significant bank counterparty. Primus Financial assigned a portfolio of credit swaps comprising notional principal of $2.65 billion of bespoke tranche transactions and approximately $250 million of single name credit swaps, to a second newly formed wholly owned subsidiary. In connection with this transaction, Primus Financial paid an assignment fee of $100 million to its subsidiary. The subsidiary and the counterparty then agreed to restructure the portfolio such that the single name credit swaps were terminated and the tranche transactions were revised to reflect a new notional principal totaling $1.75 billion. The subsidiary paid the counterparty a restructuring fee of $10 million. The subsidiary’s potential liability under the credit default swap contracts with the counterparty is limited to $90 million plus future premiums and earned interest. Future credit swap premiums payable by the counterparty on the restructured portfolio will be approximately $15 million less than the future premiums on the tranche portfolio prior to restructuring. The last tranche in the subsidiary matures in December 2014. At maturity of this portfolio any capital remaining in this subsidiary will be returned to Primus Financial. A security interest in the cash plus accrued interest, aggregating approximately $90.6 million as of December 31, 2009, has been granted in favor of the counterparty.
     Thus far in 2010, Primus Financial has completed a fourth portfolio repositioning transaction (see note 20 of notes to consolidated financial statements) and is in discussions with other counterparties regarding additional portfolio repositioning transactions as well as targeted credit mitigation transactions with respect to specific Reference Entities. Our management believes that the transactions completed thus far have resulted in, and similar future transactions will be effected with the goal of, reducing Primus Financial’s exposure to certain higher risk profile Reference Entities and tranches consistent with the objective of de-risking the Primus Financial portfolio so as to seek to preserve its long-term value.
     Our third priority is to evaluate the credit market for, and attempt to establish, a new credit protection business for the Company. The business strategy of this new company would seek to utilize Primus Asset Management’s credit platform to capitalize on the void as traditional providers of corporate credit protection capacity, insurance companies, CDPCs and financial guaranty companies, have left this market.
     A fourth priority is optimizing capital allocation to benefit shareholders and support business growth. During 2009 we deployed capital through equity and debt repurchases to build tangible value for shareholders. We intend to continue to pursue this strategy, as evidenced by our board’s approval in early 2010 to increase our repurchase authorization by $15 million.
     Our final priority is aligning costs with business initiatives. Our people and our operating platform have been critical to our success as a company. We continue to adjust our expenses to align our cost base with our business strategy. Accordingly, we are selectively adding to our talent base to support our strategy described above, while reducing expenses, as appropriate, in our current credit protection business.
     The overall market environment has changed significantly over the past year and we have adapted our strategy to anticipate and respond to the impact of these changes. We are transitioning to a more proactive approach to seek to take advantage of the opportunities that we see ahead for growth and value creation. However, given the uncertain outlook for the credit markets, our strategy may continue to evolve.
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
     Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. See note 2 of notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our Summary of Significant Accounting Policies.
     We have identified the valuation of our credit swaps, goodwill and other intangible assets as critical accounting policies. Our critical accounting policies are as follows.
Valuation of Credit Swaps
     The fair value of the credit swap portfolio of single name credit swaps, tranches and CDS on ABS, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.

•	Current market data, including credit swap premium levels pertinent to each Reference Entity, estimated recovery rates on Reference Entities, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.

•	Valuation models, which are used to derive a fair value of credit swaps. The valuation models have been internally developed but are benchmarked against market-standard models.

•	Consideration of our own nonperformance risk, as well as the credit risk of credit swap counterparties. ASC Topic 820, Fair Value Measurements and Disclosures, requires that nonperformance risk be considered when determining the fair value of credit swaps.

•	Fair value estimates of credit swaps from third-party valuation services and/or credit swap counterparties.
     In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps transacted and the comparable current market premium. The valuation process the Company uses to obtain fair value is described below:
•	For single name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and computes composite credit swap premium quotes on specific Reference Entities. The inputs to the valuation model include: current credit swap premium quotes on the Reference Entities, estimated recovery rates on each Reference Entities, current interest rates and foreign exchange rates. We adjust the independent mid-market credit swap premium quotes to derive exit price valuations.

•	For tranche credit swaps, a mid-market valuation is calculated for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, estimated recovery rates on the Reference Entities within the tranche, current market interest rates and correlation levels derived from credit swap indices. The mid-market valuations obtained from the model are adjusted to estimated exit price valuations.

•	For CDS on ABS, the valuation model uses expected cash flows on the underlying securities obtained from an independent valuation service and quotes from credit swap counterparties. The cash flow data is used as input to an ABS valuation model to obtain mid-market valuations. The mid-market valuations are adjusted to obtain exit price valuations.
Nonperformance Risk Adjustment
     We consider the effect of our nonperformance risk in determining the fair value of our liabilities. Since the adoption of ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008, we have incorporated a nonperformance risk adjustment in the computation of the fair value of the credit swap portfolio. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. We derive an estimate of a credit spread because we do not have an observable market credit spread. This estimated credit spread was obtained by reference to similar entities, primarily in the financial insurance business, which have observable spreads.

     The following table represents the effect of the nonperformance risk adjustments on our unrealized loss on credit swaps, at fair value in the consolidated statements of financial condition as of December 31, 2009 and 2008 (in thousands):

	December 31,	December 31,
	2009	2008

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$906,382	$3,427,076
Nonperformance risk adjustments	(214,477)	(1,253,615)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$691,905	$2,173,461

     The following table represents the effect of the changes in nonperformance risk adjustment on our net credit swap revenue (loss) in the consolidated statements of operations for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008

Net credit swap revenue (loss) without nonperformance risk adjustments	$2,494,940	$(2,942,487)
Nonperformance risk adjustments	(1,039,138)	1,253,615

Net credit swap revenue (loss) after nonperformance risk adjustments	$1,455,802	$(1,688,872)

Fair Value Hierarchy — Level 3
     Level 3 assets at December 31, 2009, which included the unrealized gain on credit swaps, investments in CLOs and ABS, were $3.6 million, or 0.6% of the total assets measured at fair value. Level 3 liabilities at December 31, 2009, which included the unrealized loss on credit swaps sold and a contingent consideration liability, were $697.4 million, or 100% of total liabilities measured at fair value.
     Level 3 assets at December 31, 2008, which included investments in CLOs and trading account assets, were $4.7 million, or 0.6% of the total assets measured at fair value. Level 3 liabilities at December 31, 2008, which included the unrealized loss on credit swaps, were $2.2 billion, or 100% of total liabilities measured at fair value. Primus Financial’s credit swap valuation techniques are described above.
     See note 5 of notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of Financial Instruments and Fair Value Disclosures.
Goodwill and Other Intangible Assets
     Goodwill
     We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the reporting unit to which the acquired goodwill relates; (2) estimate the fair value of the reporting unit associated to the goodwill based on future expected discounted cash flows; and (3) determine the carrying value (book value) of the reporting unit.
     The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment about the future cash flows of the reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives.

We performed our goodwill impairment analysis in the fourth quarter of 2009 and concluded that our goodwill was not impaired. At December 31, 2009, our goodwill had a carrying value of $3.9 million.
We may incur charges for impairment of goodwill in the future if the net book value of our reporting unit exceeds the estimated fair value. If we incur future impairment to our goodwill, it would have an adverse impact on our future earnings.
         Other Intangible Assets
Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment on an interim basis when certain events or circumstances exist. For intangible assets, an impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the expected undiscounted cash flows.
In the fourth quarter of 2009, we performed our impairment analysis and determined that no impairment charges were necessary. At December 31, 2009, we had other intangible assets with a carrying value of approximately $4.1 million.
We are required to periodically evaluate our other intangible assets balances for impairments. If we incur impairments to our other intangible assets, it would have an adverse impact on our future earnings.
For both goodwill and other intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis is amortized over the remaining useful life of that asset.
See note 8 of notes to consolidated financial statements for further information on goodwill and other intangible assets, all of which were acquired on July 9, 2009 in connection with the CypressTree acquisition.
Impact of Recent Accounting Pronouncement
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
The Company has evaluated the requirements of this new accounting standard; the Company believes that the adoption will have a significant impact on its consolidated financial statements as it will be required to consolidate CLOs under management that are not currently consolidated under the current accounting standards. This new accounting standard is effective for the Company on January 1, 2010.
See note 2 of notes to consolidated financial statements for further discussion of Recent Accounting Pronouncements.
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. LBSF has been obligated to pay approximately $11.2 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $7.1 million and $4.1 million on the credit swaps with LBSF during the years ended December 31, 2009 and 2008, respectively. The cumulative amount of $11.2 million due, but unpaid, was netted against the fair value of unrealized losses on the credit swaps with LBSF outstanding at December 31, 2009.
In our opinion, because the defaults of LBH and LBSF are not subject to cure, as a legal matter, Primus Financial is not obligated to settle with LBSF with respect to any existing or future credit events. There is little settled legal precedent to rely on pertaining to the default of a credit swap counterparty. However, under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps with LBSF at their fair value.
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
Other sources of revenue consist of fees earned from our asset management activities and interest income earned on our investments and gains recognized on retirement of long-term debt.
Expenses include interest expense on the debt issued by Primus Guaranty and Primus Financial, employee compensation and other expenses. Primus Financial also makes distributions on its preferred securities. These components are discussed in greater detail below.
Year Ended December 31, 2009 Compared With Year Ended December 31, 2008
Overview of Financial Results
GAAP net income available to common shares for 2009 was $1.5 billion, primarily attributable to mark-to-market unrealized gains of approximately $1.5 billion on Primus Financial’s credit swap portfolio during 2009. GAAP net (loss) available to common shares for 2008 was $(1.7) billion, primarily attributable to mark-to-market unrealized losses of $(1.6) billion on Primus Financial’s credit swap portfolio during 2008.
Net credit swap premiums earned were $85.1 million in 2009, compared with $102.5 million in 2008. The decrease in net premiums primarily is attributable to the amortization of Primus Financial’s credit swap portfolio, as Primus Financial did not write any additional credit protection during 2009. The components of our net credit swap revenue (loss) for Primus Financial are discussed in greater detail below.
Interest income on our portfolio of investments was $6.7 million in 2009, compared with $26.6 million in 2008. The decrease primarily is attributable to lower market interest rates.
During the year ended December 31, 2009, in aggregate, we recorded a net gain of $43.2 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market. The turmoil in the auction rate markets that began in August 2007 continued during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded or withdrawn. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements.

Interest expense and distributions on preferred securities issued by Primus Financial were $12.5 million in 2009, compared with $23.7 million in 2008. The decrease primarily is attributable to lower LIBOR, partially offset by increases in the specified spread rates on Primus Financial’s preferred securities and debt.
Operating expenses were $40.3 million in 2009, compared with $31.1 million in 2008. The increase in operating expenses was principally a result of a higher accrual for incentive bonuses, increases in professional and legal fees and expenses incurred with the acquisition and operations of CypressTree. In 2008, compensation expense reflected a significantly lower accrual for incentive bonuses.
Net Credit Swap Revenue (Loss)
Consolidated net credit swap revenue (loss) was $1.5 billion and $(1.7) billion for the years ended December 31, 2009 and 2008, respectively.
The following table shows the Company’s consolidated net credit swap revenue (loss), which was generated by Primus Financial, for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended
	December 31,
	2009	2008
Primus Financial	$1,455,802	$(1,689,584)
Harrier	—	712

Total consolidated net credit swap revenue (loss)	$1,455,802	$(1,688,872)

During the year ended December 31, 2008, net credit swap revenue for Harrier primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007.
Net credit swap revenue (loss) for Primus Financial is discussed below.
Net Credit Swap Revenue (Loss) — Primus Financial
Net credit swap revenue (loss) was $1.5 billion and $(1.7) billion for the years ended December 31, 2009 and 2008, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.

The following table shows the components of net credit swap revenue (loss) for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended
	December 31,
	2009	2008
Net premiums earned	$85,116	$102,501
Net realized gains (losses) on credit swaps	(113,077)	(162,653)
Net unrealized gains (losses) on credit swaps	1,483,763	(1,629,432)

Total net credit swap revenue (loss)	$1,455,802	$(1,689,584)

Net Premiums Earned — Primus Financial
Net premiums earned were $85.1 million and $102.5 million for the years ended December 31, 2009 and 2008, respectively. Net premiums earned include:
•	Premium income on single name credit swaps sold;

•	Premium income on tranches sold;

•	Premium income on CDS on ABS; and

•	Net premium income (expense) on credit swaps undertaken to offset credit risk.
The following table shows the components of net premiums earned for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended
	December 31,
	2009	2008
Premium income on single name credit swaps sold	$64,824	$80,830
Premium income on tranches sold	19,884	20,673
Premium income on CDS on ABS	397	1,057
Net premium income (expense) on credit swaps undertaken to offset credit risk	11	(59)

Total net premiums earned	$85,116	$102,501

Net premium income on Primus Financial’s credit swap portfolio was $85.1 million and $102.5 million (excludes premiums on credit swaps with LBSF, since the date of LBSF’s initial default) during the years ended December 31, 2009 and 2008, respectively. The decrease primarily was attributable to the amortization of Primus Financial’s credit swap portfolio.
Net Realized Gains (Losses) on Credit Swaps — Primus Financial
Net realized gains (losses) for the years ended December 31, 2009 and 2008 are summarized in the following table (in thousands):

	Years Ended
	December 31,
	2009	2008
Realized gains on terminated single name credit swaps sold	$—	$28
Realized losses on single name credit swaps sold	(68,501)	(150,469)
Realized losses on CDS on ABS	(34,540)	(12,216)
Realized losses on terminated tranches sold	(9,947)	—
Net realized gains (losses) on terminated credit swaps undertaken to offset credit risk	(89)	4

Total net realized losses on credit swaps	$(113,077)	$(162,653)

Net realized losses on credit swaps sold were $113.1 million and $162.7 million for the years ended December 31, 2009 and 2008, respectively. Realized losses on single name credit swaps sold were $68.5 million for the year ended December 31, 2009 primarily resulting from payments to three counterparties for the portfolio repositioning transactions previously discussed and credit events on three single name Reference Entities, Idearc Inc., CIT Group, Inc., and Financial Guaranty Insurance Company. Total realized losses on the CDS on ABS portfolio was $34.5 million during the year ended December 31, 2009, which consisted of $30.6 million related to Physical Settlement, principal write-downs and other realized losses of $3.9 million related to the early termination of a CDS on ABS transaction. The realized losses on single name credit swaps sold during the year ended December 31, 2008 were primarily the result of credit events on Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, LBH, Washington Mutual, Inc. and Kaupthing Bank hf incurred during the third and fourth quarter of 2008.
Net Unrealized Gains (Losses) on Credit Swaps — Primus Financial
The unrealized gains (losses) on credit swaps sold for the years ended December 31, 2009 and 2008 are summarized in the following table (in thousands):

	Years Ended
	December 31,
	2009	2008
Net unrealized gains (losses) on credit swaps sold	$658,245	$(670,152)
Net unrealized gains (losses) on tranches sold	800,833	(956,462)
Net unrealized gains (losses) on CDS on ABS	26,658	(4,737)
Net unrealized gains (losses) on credit swaps undertaken to offset credit risk	(1,973)	1,919

Total net unrealized gains (losses) on credit swaps	$1,483,763	$(1,629,432)

Net unrealized gains (losses) on credit swaps were $1.5 billion and $(1.6) billion for the years ended December 31, 2009 and 2008, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. The change in fair value was driven primarily by declines in market credit swap premium levels during the course of 2009. During the year ended December 31, 2009, unrealized losses were also reduced, as a result of the termination of credit swaps which had suffered credit events or which were subject to portfolio repositioning transactions, as previously discussed under net realized gains (losses).
During the years ended December 31, 2009 and 2008, Primus Financial recorded nonperformance risk adjustments of $(1.0) billion and $1.3 billion, respectively, which is reflected in these periods.
Asset Management and Advisory Fees
We earned $5.1 million and $4.1 million of asset management and advisory fees for the years ended December 31, 2009 and 2008, respectively. The increase primarily was attributable to the additional management fees of $1.8 million from the CypressTree acquisition, which closed on July 9, 2009, offset by a reduction in subordinated fees on certain CLOs under management. The subordinated fees have been deferred pending the cure of certain tests within the CLOs.
Primus Asset Management acts as collateral manager for CLOs, on behalf of third parties. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement.

In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at December 31, 2009 or 2008, respectively.
Interest Income
We earned interest income of $6.7 million and $26.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income is primarily attributable to lower yields on our investment portfolio. The decrease in yields is attributable to a general reduction in short-term market interest rates in 2009.
Weighted average yields on our cash, cash equivalents and investments were 0.94% for the year ended December 31, 2009 compared with 3.11% for the year ended December 31, 2008.
The following table presents a comparison of our interest income for the years ended December 31, 2009 and 2008, to our total cash, cash equivalents, restricted cash and investments at December 31, 2009 and 2008 (in thousands). In this table, and elsewhere in this Annual Report on Form 10-K, “restricted cash and investments” refers to the assets of Primus Financial’s subsidiaries that are the subject of a security interest in favor of a counterparty that has effected a portfolio repositioning transaction involving Primus Financial’s credit swap portfolio.

	Years Ended
	December 31,
	2009	2008
Interest income	$6,747	$26,586

Cash and cash equivalents	$299,514	$280,912
Restricted cash and investments	127,116	—
Investments	274,444	486,870

Total cash, cash equivalents, restricted cash and investments	$701,074	$767,782

Gain on Retirement of Long-Term Debt
During the years ended December 31, 2009 and 2008, in aggregate, we recorded a net gain of $43.2 million and $9.7 million, respectively, on the retirement of long-term debt.
During the year ended December 31, 2009, Primus Guaranty purchased and retired approximately $15.1 million in face value of its 7% Senior Notes at a cost of approximately $6.4 million. As a result, we recorded a net gain of $8.2 million on the retirement of our long-term debt.
During the year ended December 31, 2008, Primus Guaranty purchased and retired approximately $15.3 million in face value of its 7% Senior Notes at a cost of approximately $5.1 million. As a result, we recorded a net gain of $9.7 million on the retirement of our long-term debt.
During the year ended December 31, 2009, Primus Financial purchased in the aggregate, approximately $52.4 million in face value of its subordinated deferrable notes at a cost of approximately $16.8 million. These transactions resulted in a net realized gain of $35.0 million on retirement of long-term debt.

Impairment Losses on Investments
During the years ended December 31, 2009 and 2008, we recorded impairment losses of $761 thousand and $11.9 million, respectively, on investments in CLOs under management. The impairment losses were a result of reduced estimated future cash flows to the investments as a result of an increase in projected default levels and credit ratings downgrades on the underlying collateral loans.
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. Other income (loss) was $3.2 million and $(865) thousand during the years ended December 31, 2009 and 2008, respectively. Other income during the year ended December 31, 2009 consisted primarily of realized gains from Primus Financial’s sale of bonds delivered in settlement of a credit event which occurred in the fourth quarter of 2008. Other loss during the year ended December 31, 2008 consisted of foreign currency losses and an unrealized holding loss related to bonds delivered upon the settlement of a credit event.
Primus Financial’s portfolio of credit swaps includes credit swaps denominated in euros. Euro-denominated credit swaps comprised 44% and 42% of the notional amount of our Primus Financial single name credit swaps sold portfolio at December 31, 2009 and 2008, respectively. The majority of the euro premium receipts are sold as they are received for U.S. dollars, and only a small working cash balance in euros is retained.
Operating Expenses
Our operating expenses were $40.3 million and $31.1 million for the years ending December 31, 2009 and 2008, respectively, as summarized in the following table (dollars in thousands):

	Years Ended
	December 31,
	2009	2008
Compensation and employee benefits	$20,205	$16,370
Professional and legal fees	7,683	4,331
Depreciation and amortization	1,250	1,329
Technology and data	3,265	3,790
Other	7,896	5,312

Total operating expenses	$40,299	$31,132

Number of full-time employees, at end of period	47	42
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share-based compensation. Compensation expense for the year ended December 31, 2009 increased by approximately $3.8 million over the comparable prior period. The increase primarily was the result of a higher accrual for performance-based incentives as well as additional employees resulting from the CypressTree acquisition. Share-based compensation expense was approximately $4.7 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The increase in professional fees primarily is attributable to higher director and officer insurance expense and legal and consulting fees, which related to the CypressTree acquisition and advisory fees related to Primus Financial’s portfolio repositioning transactions.

Depreciation and amortization expense decreased primarily as a result of a reduction in capitalized software development costs, partially offset by an increase in amortization expense on intangible assets related to the CypressTree acquisition. The decrease in technology and data expense primarily was attributable to a reduction in data services supporting the managed portfolios.
Other operating expenses include rent, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses primarily was a result of a provision for contingent earn-out payments related to the CypressTree acquisition.
Interest Expense and Preferred Distributions
Interest expense comprises of costs related to our 7% Senior Notes, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. Primus Financial also makes preferred distributions on its perpetual preferred securities.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market. The dislocation of the auction rate debt market that began in August 2007 has continued through 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates were subject to increases if the credit ratings on these securities were downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at the maximum rates specified in the respective security agreements. At December 31, 2009, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were accruing interest at an all in rate of 3.23% and 3.39%, respectively. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the years ended December 31, 2009 and 2008, we recorded $9.1 million and $17.0 million of interest expense, respectively. Interest expense decreased primarily as a result of lower LIBOR during the periods and our debt buyback, partly offset by the increase in the specified spread rates on Primus Financial’s debt.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The decline in LIBOR had the effect of reducing the net interest expense on these Notes. The average interest rate on our 7% Senior Notes was 3.03% and 5.62% for the years ended December 31, 2009 and 2008, respectively.
Primus Financial also made net distributions of $3.4 million and $6.6 million during the years ended December 31, 2009 and 2008, respectively, on its preferred securities. The decrease in net distributions primarily was a result of lower LIBOR, partially offset by the maximum spread rates set on the preferred securities during 2008. The average rate on these securities was 3.54% and 6.64% for the years ended December 31, 2009 and 2008, respectively.

Income Taxes
Provision for income taxes was $185 thousand and $61 thousand for the years ended December 31, 2009 and 2008, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $12.7 million and $9.8 million as of December 31, 2009 and 2008, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share-based compensation expense. The Company believes that the income of only Primus Asset Management and its subsidiaries is likely to be subject to U.S. federal and local income taxes. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income or loss, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $718.3 million and $(783.6) million for the years ended December 31, 2009 and 2008, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.
Year Ended December 31, 2008 Compared With Year Ended December 31, 2007
Overview of Financial Results
Our GAAP net loss for 2008 was $1.7 billion, compared with a GAAP net loss of $563.5 million for 2007. Our GAAP net losses were primarily driven by net credit swap losses of $1.7 billion and $535.1 million for 2008 and 2007, respectively.
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
The dislocation of the auction rate debt markets that began in August 2007 continued during 2008. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates were subject to increase if the credit ratings on these securities were downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to the maximum rates specified in the respective security agreements.
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

Premium income on single name credit swaps sold was $80.8 million (excludes premiums on credit swaps with LBSF, since date of LBSF default) and $70.8 million during the years ended December 31, 2008 and 2007, respectively. The increase was primarily a result of the growth of Primus Financial’s single name credit swap portfolio. The average notional amounts outstanding of single name credit swaps sold were $17.9 billion (excludes LBSF transactions, since the date of LBSF default) and $16.1 billion for the years ended December 31, 2008 and 2007, respectively.
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
Credit Swaps Sold —Single Name
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

CDS on ABS
Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and distressed ratings downgrades on the reference obligation as defined in the related credit swap agreement.
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
At December 31, 2008, Primus Financial’s CDS on ABS portfolio was $67.7 million (in notional amount). The notional principal amount and the unrealized loss on the CDS on ABS, which had been downgraded, were $47.7 million and $40.0 million, respectively. Of these CDS on ABS, $5.0 million (in notional amount) was written with LBSF, a defaulting counterparty, which is no longer paying premiums. Primus Financial continues to earn and collect premiums on the remaining $42.7 million (in notional amount) CDS on ABS which had been subject to distressed downgrades.
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
Interest Income
We earn interest income on our cash and cash equivalents, and investments, which primarily include U.S. government agency obligations, corporate debt securities and our investment in CLOs. We earned interest income of $26.6 million and $41.8 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest income was attributable to lower yields on our investment portfolio, partially offset by higher average invested balances. The decrease in yields was attributable to generally lower short-term market rates of interest. Weighted average yields on our cash, cash equivalents and investments were 3.11% for the year ended December 31, 2008, compared with 5.05% for the year ended December 31, 2007.
The table below presents a comparison of our interest income for the years ended December 31, 2008 and 2007 to our total cash, cash equivalents and investments at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Interest income	$26,586	$41,847

Cash and cash equivalents	$280,912	$242,665
Investments	482,930	617,631

Total cash, cash equivalents and investments	$763,842	$860,296

Gain on Retirement of Long-Term Debt
As previously discussed, during the fourth quarter of 2008, our board of directors authorized a purchase of our 7% Senior Notes. During the fourth quarter of 2008, we purchased and retired $15.3 million in face value of our 7% Senior Notes at a cost of approximately $5.1 million. As a result, we recorded a net gain on the retirement of our long-term debt of $9.7 million.
Impairment Loss on Investments
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
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. Other income (loss) was $(865) thousand and $(2.8) million during the years ended December 31, 2008 and 2007, respectively. During 2007, other income (loss) comprised of the net trading gains or losses from PRS Trading/Harrier, which included the realized and unrealized gains or losses on total return swaps on loan transactions, corporate and sovereign bonds and the net interest earned on the total return swaps and from loans in the warehousing period. During the year ended December 31, 2008, Primus Financial recorded a net trading loss of $402 thousand, which primarily related to the unrealized loss of the corporate bonds delivered upon the credit event settlement of a single name credit swap. During the year ended December 31, 2007, PRS Trading/Harrier recorded other trading losses of $2.7 million. These amounts exclude PRS Trading/Harrier net credit swap loss of $4.7 million for the year ended December 31, 2007, as discussed under “Net Credit Swap Loss.”
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

The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonus awards are significantly impacted by our financial performance. Compensation expense for the year ended December 31, 2008 decreased by approximately $6.1 million from 2007. Overall, the decrease was primarily the result of a lower accrual for performance based incentive awards, based on our financial results, and reductions in headcount. Our accrued cash incentive compensation expense was $1.8 million for the year ended December 31, 2008, compared with an accrued expense of $6.0 million for the corresponding prior year. Share-based compensation expense was approximately $4.6 million and $3.7 million for the years ended December 31, 2008 and 2007, respectively.
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
Interest Expense and Preferred Distributions
Interest expense comprises of costs related to our 7% Senior Notes, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. Primus Financial also makes preferred distributions on its perpetual preferred securities.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market. The dislocation of the auction rate debt market that began in August 2007 continued through 2008. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates were subject to increases if the credit ratings on these securities were downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to the maximum rates specified in the respective security agreements.
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
Primus Financial also made net distributions of $6.6 million and $7.6 million during the years ended December 31, 2008 and 2007, respectively, on its perpetual preferred securities. The decrease in net distributions was primarily a result of lower LIBOR, partially offset by the maximum spread rates set on the perpetual preferred securities during 2008. The average rate on these securities was 6.64% and 7.57% for the years ended December 31, 2008 and 2007, respectively.

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
The portfolio repositioning transactions referred to previously may have an effect on the computation of PFIC income in that the recognition of credit swap premium income for tax purposes may be accelerated as a result of the early termination of credit swaps.

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
We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of the credit swap portfolio do not necessarily cause Primus Financial to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage the Primus Financial portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark-to-market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of the credit swap portfolio have no impact on our liquidity, as Primus Financial does not provide counterparties with collateral. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize any realized gains over the original remaining life of the terminated contracts.
As previously discussed, credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and distressed ratings downgrades on the reference obligation as defined in the related credit swap agreement. There may be a protracted period between the occurrence and the settlement of a credit event on CDS on ABS, and thus the estimated loss resulting from the credit event continues to be classified as an unrealized loss in net credit swap revenues. We make provisions in Economic Results for estimated costs of CDS on ABS credit events in the period in which the credit event occurs since our Economic Results excludes the change in unrealized losses on credit swaps sold for the period. These provisions are adjusted subsequently to reflect the known settlement amount(s) in the period in which the settlement occurs.

The following table below presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007

GAAP net income (loss) available to common shares	$1,460,280	$(1,716,146)	$(563,541)

Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(1,483,763)	1,629,432	614,551

Less: Realized gains from early termination of credit swaps sold by Primus Financial	—	(28)	(3,463)

Add: Amortization of realized gains from the early termination of credit swaps sold by Primus Financial	1,414	2,173	6,044

Less: Provision for CDS on ABS credit events	(16,208)	(9,328)	(40,880)

Add: Reduction in provision for CDS on ABS credit events upon termination of credit swaps	34,540	12,216	—

Net Economic Results	$(3,737)	$(81,681)	$12,711

Economic Results earnings per GAAP diluted share	$(0.09)	$(1.83)	$0.28

Economic Results weighted average common shares outstanding — GAAP diluted	41,414	44,722	45,194
Economic Results earnings per GAAP diluted share is calculated by dividing net economic results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).
Liquidity and Capital Resources
Capital Strategy
Our consolidated cash, cash equivalents, restricted cash and investments were $701.1 million and $767.8 million as of December 31, 2009 and 2008, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.
In December 2006, Primus Guaranty completed an offering of original face value $125 million, 7% Senior Notes, which mature in December 2036. Since October 2008, Primus Guaranty has been able to purchase and retire approximately $30.4 million in face value of its 7% Senior Notes at a cost of approximately $11.5 million. At December 31, 2009, the outstanding balance of the 7% Senior Notes was $94.6 million.
Since inception of our common share buyback program in 2008, we purchased and retired 7.9 million common shares at a cost of approximately $13.2 million.

Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market in the past. During the year ended December 31, 2009, Primus Financial purchased in the aggregate, approximately $52.4 million in face value of its subordinated deferrable notes at a cost of approximately $16.8 million. At December 31, 2009, the total outstanding balance of deferrable interest notes was $147.6 million. In addition, during the year ended December 31, 2009, Primus Financial purchased $5.5 million in face value of its preferred securities at a cost of approximately $0.9 million. At December 31, 2009, the outstanding balance of the preferred securities was $93.1 million.
During 2009, as a result of Primus Financial’s portfolio repositioning transactions, approximately $127.1 million of restricted cash and investments have been pledged as security in favor of two counterparties.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At December 31, 2009, Primus Financial had capital resources of $651.5 million, which includes the restricted cash and investments noted above. Primus Financial will continue to collect quarterly premium payments from its performing counterparties on outstanding credit swap contracts. At December 31, 2009, the average remaining tenor on the credit swap portfolio was 2.36 years and the total future premium receipts on Primus Financial’s credit swap portfolio was approximately $165 million (assuming all credit swaps in the portfolio run to full maturity).
Primus Financial receives cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps and interest income earned on its investment portfolio. Cash is used to pay operating and administrative expenses, premiums on credit swaps purchased, realized losses from the early termination of credit swaps, settlement of amounts for credit events, interest on debt and preferred share distributions.
Cash Flows
Cash flows from operating activities — Net cash used in operating activities were $113.3 million and $76.4 million for the years ended December 31, 2009 and 2008, respectively. The change primarily was attributable to realized losses on credit swaps related to portfolio repositioning transactions and credit events and lower premium income on a reduced credit swap portfolio during 2009 compared with 2008.
Net cash (used in) provided by operating activities were $(76.4) million and $68.7 million for the years ended December 31, 2008 and 2007, respectively. The decrease was primarily attributable to realized losses on credit swaps related to settlements due for credit events during 2008.
Cash flows from investing activities — Net cash provided by investing activities were $169.6 million and $130.4 million for the years ended December 31, 2009 and 2008, respectively. The increase primarily was attributable to the maturity of our available-for-sale-investments during 2009 compared with 2008.
Net cash provided by (used in) investing activities were $130.4 million and $(29.6) million for the years ended December 31, 2008 and 2007, respectively. The change was primarily a result of net maturities of available-for-sale investments, a reduction in fixed asset purchases and capitalized software costs and higher payments received from CLO investments in 2008 compared with 2007.
Cash flows from financing activities — Net cash used in financing activities were $37.9 million and $15.3 million for the year ended December 31, 2009 and 2008, respectively. The increase primarily was attributable to our purchases of our common shares and our purchase and retirement of long-term debt.
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
However, we have evaluated the requirements of a new accounting standard issued by the Financial Accounting Standards Board regarding enterprises involved with a VIE, and based on this new accounting standard, the adoption will have a significant impact on our consolidated financial statements as we will be required to consolidate certain CLOs that are not currently consolidated under the current accounting standards. This new accounting standard is effective for us on January 1, 2010.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2009 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property leases	$9,728	$1,837	$3,556	$2,312	$2,023
7% Senior Notes	94,613	—	—	—	94,613
Interest on 7% Senior Notes (a)	170,131	2,294	8,960	13,246	145,631
Subordinated deferrable interest notes	147,600	—	—	—	147,600
Interest on subordinated deferrable interest notes (b)	76,681	5,078	10,170	10,156	51,277

Total	$498,753	$9,209	$22,686	$25,714	$441,144

(a)	Net interest payments on the outstanding 7% Senior Notes at December 31, 2009 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the fourth quarter of 2009. The counterparty has the right to terminate the interest rate swap agreement in 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.

(b)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the fourth quarter of 2009.
Property leases: At December 31, 2009, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). Commencing in the third quarter of 2009, Primus Financial has subleased approximately 5,500 square feet of its New York office space.
In addition, we lease approximately 2,900 square feet of office space in London under a lease that expires in 2012. As a result of the CypressTree acquisition, we occupy approximately 13,800 square feet of office space in Boston, Massachusetts, under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.

7% Senior Notes and Subordinated deferrable interest notes: For information on the terms of our debt, see note 11 of our notes to consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of December 31, 2009, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $67.2 million.
We face other market risks, which are likely to have a lesser impact upon our net income available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon LIBOR. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $236,250 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $147.6 million of subordinated deferrable interest notes at December 31, 2009. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $369,000 annually.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Primus Guaranty, Ltd.
We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of Primus Guaranty, Ltd.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primus Guaranty, Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 16, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Primus Guaranty, Ltd.
We have audited Primus Guaranty, Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primus Guaranty, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Primus Guaranty, Ltd.’s internal control over financial reporting based on our audit.
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
In our opinion, Primus Guaranty, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Primus Guaranty, Ltd. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Primus Guaranty, Ltd. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 16, 2010

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on that criteria.
Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which appears on the previous page.

/s/ Thomas W. Jasper	/s/ Richard Claiden

Thomas W. Jasper	Richard Claiden
Chief Executive Officer	Chief Financial Officer

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(in thousands except share amounts)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$299,514	$280,912
Investments (includes $274,275 and $486,870 at fair value as of December 31, 2009 and 2008, respectively)	274,444	486,870
Restricted cash and investments	127,116	—
Accrued interest receivable	3,914	3,704
Accrued premiums and receivables on credit swaps	2,249	2,764
Unrealized gain on credit swaps, at fair value	2,207	—
Fixed assets and software costs, net	1,838	3,308
Debt issuance costs, net	4,736	6,153
Goodwill	3,922	—
Intangible assets, net	4,095	—
Other assets	8,712	10,520

Total assets	$732,747	$794,231

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$2,855	$1,737
Accrued compensation	5,000	1,768
Unrealized loss on credit swaps, at fair value	691,905	2,173,461
Payable for credit events	28,596	3,186
Long-term debt	244,051	317,535
Other liabilities	9,787	979

Total liabilities	982,194	2,498,666

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 38,267,546 and 40,781,538 shares issued and outstanding at December 31, 2009 and 2008	3,061	3,263
Additional paid-in capital	280,685	281,596
Accumulated other comprehensive income	2,148	908
Retained earnings (deficit)	(628,443)	(2,088,723)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(342,549)	(1,802,956)
Preferred securities of subsidiary	93,102	98,521

Total equity (deficit)	(249,447)	(1,704,435)

Total liabilities and equity (deficit)	$732,747	$794,231

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(in thousands except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Revenues
Net credit swap revenue (loss)	$1,455,802	$(1,688,872)	$(535,064)
Asset management and advisory fees	5,118	4,052	3,481
Interest income	6,747	26,586	41,847
Gain on retirement of long-term debt	43,151	9,716	—
Impairment loss on investments	(761)	(11,896)	—
Other income (loss)	3,240	(865)	(2,796)

Total revenues (losses)	1,513,297	(1,661,279)	(492,532)

Expenses
Compensation and employee benefits	20,205	16,370	22,450
Professional and legal fees	7,683	4,331	4,948
Depreciation and amortization	1,250	1,329	1,748
Technology and data	3,265	3,790	4,620
Interest expense	9,116	17,032	20,729
Restructuring costs	—	—	3,022
Other	7,896	5,312	5,872

Total expenses	49,415	48,164	63,389

Income (loss) before provision for income taxes	1,463,882	(1,709,443)	(555,921)
Provision for income taxes	185	61	52

Net income (loss)	1,463,697	(1,709,504)	(555,973)
Distributions on preferred securities of subsidiary	3,417	6,642	7,568

Net income (loss) available to common shares	$1,460,280	$(1,716,146)	$(563,541)

Income (loss) per common share:
Basic	$36.38	$(38.37)	$(12.58)
Diluted	$35.26	$(38.37)	$(12.58)
Weighted average common shares outstanding:
Basic	40,142	44,722	44,808
Diluted	41,414	44,722	44,808
See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Common shares
Balance at beginning of year	$3,263	$3,603	$3,470
Conversion of warrants to common shares	—	—	113
Shares purchased and retired	(275)	(359)	—
Shares issued under employee compensation plans	73	19	15
Issuance of common shares from exercise of options	—	—	5

Balance at end of year	3,061	3,263	3,603

Additional paid-in-capital
Balance at beginning of year	281,596	280,224	269,420
Conversion of warrants to common shares	—	—	7,834
Shares purchased and retired	(10,150)	(3,220)	(1,316)
Shares vested under employee compensation plans	4,728	4,592	3,733
Preferred shares purchased by subsidiary	4,511
Issuance of common shares from exercise of options	—	—	553

Balance at end of year	280,685	281,596	280,224

Warrants
Balance at beginning of year	—	—	612
Conversion of warrants to common shares	—	—	(612)

Balance at end of year	—	—	—

Accumulated other comprehensive income (loss)
Balance at beginning of year	908	(4,712)	(2,375)
Foreign currency translation adjustments	232	(447)	(18)
Change in unrealized holding gains (losses) on available-for-sale securities	1,008	6,067	(2,319)

Balance at end of year	2,148	908	(4,712)

Retained earnings (deficit)
Balance at beginning of year	(2,088,723)	(372,577)	190,964
Net income (loss)	1,463,697	(1,709,504)	(555,973)
Distributions on preferred securities of subsidiary	(3,417)	(6,642)	(7,568)

Balance at end of year	(628,443)	(2,088,723)	(372,577)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(342,549)	(1,802,956)	(93,462)

Preferred securities of subsidiary
Balance at beginning of year	98,521	98,521	98,521
Net purchase of preferred shares	(5,419)	—	—

Balance at end of year	93,102	98,521	98,521

Total equity (deficit) at end of year	$(249,447)	$(1,704,435)	$5,059

Comprehensive income (loss)
Net income (loss)	$1,463,697	$(1,709,504)	$(555,973)
Other comprehensive income (loss):
Foreign currency translation adjustments	232	(447)	(18)
Change in unrealized gains (losses) on available-for-sale investments	1,008	6,067	(2,319)

Comprehensive income (loss)	1,464,937	(1,703,884)	(558,310)
Distributions on preferred securities of subsidiary	3,417	6,642	7,568

Comprehensive income (loss) available to common shares	$1,461,520	$(1,710,526)	$(565,878)

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss) available to common shares	$1,460,280	$(1,716,146)	$(563,541)
Net preferred distributions of subsidiary	3,417	6,642	7,568

Net income (loss)	1,463,697	(1,709,504)	(555,973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,250	1,329	1,748
Share-based compensation	4,728	4,611	3,748
Net unrealized (gain) loss on credit swap portfolio	(1,483,763)	1,629,336	614,524
Net amortization of premium and discount on securities	687	(2,240)	(8,245)
Gain on retirement of long-term debt	(43,151)	(9,716)	—
Impairment loss on investments	761	11,896	—
Restructuring costs	—	—	3,022
Loss on disposal of assets	795	1,101	—
Amortization of debt issuance costs	252	307	311
Increase (decrease) in cash resulting from changes in:
Restricted cash	(90,610)	—	—
Accrued interest receivable	(210)	3,980	(1,310)
Accrued premiums and receivables on credit swaps	515	1,423	(165)
Other assets	(3,123)	261	(1,205)
Trading account assets	3,940	(3,940)	14,537
Accounts payable and accrued expenses	(309)	(445)	(549)
Accrued compensation	3,232	(4,189)	(1,665)
Payable for credit events	25,410	3,186	—
Trading account liabilities	—	—	(1,002)
Accrued premiums and payables on credit swaps	—	(1,770)	1,726
Restructuring liabilities	—	(1,709)	(911)
Other liabilities	2,577	(355)	109

Net cash provided by (used in) operating activities	(113,322)	(76,438)	68,700

Cash flows from investing activities
Business acquisition, net of cash received	(2,214)	—	—
Fixed asset purchases and capitalized software costs	(121)	(702)	(2,805)
Payments received from CLO investments	94	3,399	981
Purchases of investments, including restricted investments	(321,596)	(1,538,046)	(743,752)
Maturities and sales of available-for-sale investments	493,399	1,665,759	715,977

Net cash provided by (used in) investing activities	169,562	130,410	(29,599)

Cash flows from financing activities
Retirement of long-term debt	(23,192)	(5,057)	—
Purchase and retirement of common shares	(10,352)	(3,579)	(1,170)
Proceeds from employee exercise of share options	—	—	557
Proceeds from exercise of warrants	—	—	7,335
Purchase of preferred securities of subsidiary	(908)	—	—
Net preferred distributions of subsidiary	(3,417)	(6,642)	(7,568)

Net cash provided by (used in) financing activities	(37,869)	(15,278)	(846)

Net effect of exchange rate changes on cash	231	(447)	(18)
Net increase in cash	18,602	38,247	38,237
Cash and cash equivalents at beginning of year	280,912	242,665	204,428

Cash and cash equivalents at end of year	$299,514	$280,912	$242,665

Supplemental disclosures
Cash paid for interest	$10,159	$16,897	$20,212
Cash paid for taxes	137	46	53
See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
1.	Organization and Business
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its two principal operating subsidiaries, Primus Asset Management, Inc. (individually or collectively with CypressTree (as defined below), as the context requires, “Primus Asset Management”) and Primus Financial Products, LLC, (individually or collectively with its subsidiaries, as the context requires, “Primus Financial”).
Primus Asset Management, a Delaware corporation, acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Additionally Primus Asset Management manages collateralized loan obligations (“CLOs”), collateralized swap obligations (“CSOs”), investment fund vehicles and separately managed accounts on behalf of third parties. The CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. The CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities (defined below). Primus Asset Management and its subsidiaries receive fees for its investment management services. In general, such management fees are calculated based on a percentage of assets under management, subject to applicable contractual terms. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates.
On July 9, 2009, Primus Asset Management completed the acquisition of CypressTree Investment Management, LLP (“CypressTree”). Founded in 1995, CypressTree is an established manager of CLOs, CSOs, investment fund vehicles and separately managed accounts. This acquisition enabled Primus Asset Management to increase assets under management and broaden its commitment to this sector of the credit markets. CypressTree operates as a wholly owned subsidiary of Primus Asset Management. See note 8 of notes to these financial statements for further discussion of this acquisition.
Primus Financial is a Delaware limited liability company that, as a credit derivative product company (“CDPC”), was established to sell credit protection in the form of credit swaps primarily to global financial institutions and major credit swap dealers, referred to as counterparties, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial has agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a Reference Entity, to pay to its counterparty an amount determined through industry-sponsored auctions equivalent to the notional amount of the credit swap less the auction-determined recovery price of the underlying debt obligation. Primus Financial may elect to acquire the underlying security in the related auction or in the market and seek to sell such obligation at a later date.
Credit swaps sold by Primus Financial on a single specified Reference Entity are referred to as “single name credit swaps.” Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and distressed ratings downgrades on the reference obligation as defined in the related credit swap agreement.
During 2009, the Company announced its intention to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio. On February 24, 2009 and on June 2, 2009, at the request of Primus Financial, Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), respectively, announced that they have withdrawn their counterparty, debt and preferred securities ratings of Primus Financial. Accordingly, Primus Financial is unrated. During 2009, Primus Financial completed three portfolio repositioning transactions with three separate counterparties. See note 6 of notes to these consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Significant intercompany transactions have been eliminated in consolidation.
The consolidated financial statements represent a single reportable segment and are presented in U.S. dollar equivalents. During the periods presented, the Company’s credit swap activities were conducted in U.S. dollars and euros.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income (loss) as a result of these reclassifications.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management’s estimates and assumptions are used mainly in estimating the fair value of credit swaps, goodwill, other intangible assets and the deferred tax asset valuation.
Cash and Cash Equivalents
The Company’s cash and cash equivalents included U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective ratings agencies, interest bearing bank deposits, money market accounts, commercial paper and money market funds. The Company defines cash equivalents as short-term, highly liquid securities and interest earning deposits with maturities at time of purchase of 90 days or less.
Investments
The Company determines the appropriate classification of securities at the time of purchase which are recorded in the consolidated statements of financial condition on the trade date. Debt and equity securities are classified as available-for-sale, held-to-maturity or trading. The Company’s available-for-sale investments include U.S. government agency obligations (including government-sponsored enterprises) rated AAA and Aaa by the respective ratings agencies, commercial paper rated A-1 and P-1 by the respective ratings agencies, corporate debt securities and the Company’s CLO investments. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit) of Primus Guaranty in the consolidated statements of financial condition. Available-for-sale investments have maturities at time of purchase greater than 90 days. The Company’s held-to-maturity investments include a corporate note and a certificate of deposit and are recorded at amortized cost. Held-to-maturity investments are those securities that the Company has the intent and ability to hold until maturity. The Company’s trading account investments include corporate debt securities and are carried at fair value, with unrealized gains or losses included in the “Revenues — Other income (loss)” caption in the consolidated statements of operations.
Restricted Cash and Investments
Restricted cash and investments represent amounts held by counterparties as security for credit swap contracts. As of December 31, 2009, the Company’s consolidated financial statements include $127.1 million of restricted cash and investments. The restricted investments are comprised of a corporate note issued by a counterparty, which is scheduled to mature in March 2013.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Interest Income
The Company earns interest income on its cash and cash equivalents and investments. Interest income is accrued as earned.
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities. During 2007, other income (loss) comprised of the net trading gains or losses from PRS Trading Strategies, LLC and Harrier Credit Strategies Master Fund, LP, which included the realized and unrealized gains or losses on total return swaps on loan transactions, corporate and sovereign bonds and the net interest earned on the total return swaps and from loans in the warehousing period.
Credit Swaps
Credit swaps include single name, tranches and CDS on ABS, which are over-the-counter (“OTC”) derivative financial instruments and are recorded at fair value. Obtaining the fair value for such instruments requires the use of management’s judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gains or losses on credit swaps. See note 5 of these notes to consolidated financial statements for further discussion on fair value and valuation techniques.
Net credit swap revenue (loss) as presented in the consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps before their stated maturity, realized losses on credit events and premium income or expense. Premiums are recognized as income as they are earned over the life of the credit swap transaction.
Foreign Currency Translation
Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents at exchange rates prevailing on the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, are included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from currency transactions to U.S. dollar equivalents are reflected in the other expense caption in the consolidated statements of operations.
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is no longer amortized, but instead is periodically tested for impairment. The Company reviews goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the goodwill fair value of a reporting unit below its carrying amount. The Company performed an impairment evaluation in the fourth quarter of 2009, and concluded that there was no impairment of its goodwill.
Intangible assets with definite lives are amortized under the straight-line method over their estimated useful lives. Definite lived intangible assets arising from business acquisitions include management contract rights and non-compete agreements, which will be amortized over their estimated useful lives of 10.5 years and 3 years, respectively. Intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Goodwill and other intangible assets were recorded as a result of the CypressTree acquisition. See note 8 of these notes to consolidated financial statements for further discussion.
Fixed Assets and Software Costs
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
Income Taxes
Income tax expense is computed using the asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of those deferred tax assets will not be realized.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on estimated fair value of share options, performance shares, restricted shares and share units, as determined on the date of grant and is being expensed over the related vesting period.
The fair value of share options granted is determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The fair value of performance shares awarded with a market condition are determined using a Monte Carlo simulation pricing model which requires certain estimates for values of variables used in the model. Performance shares with a market condition are amortized over the estimated expected term derived from the model. Share-based compensation expense is included in compensation and employee benefits in the consolidated statements of operations. See note 17 of these notes to consolidated financial statements for further discussion.
Recent Accounting Pronouncements
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
In December 2007, the FASB issued authoritative guidance that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance, which was incorporated into ASC Topic 805, Business Combinations, was adopted by the Company as of January 1, 2009 and is applicable to business combinations that close on or after January 1, 2009. In April 2009, the FASB issued authoritative guidance that amends and clarifies the accounting for acquired contingencies. This guidance was adopted by the Company upon issuance. Primus Asset Management’s acquisition of CypressTree, which was completed in the third quarter of 2009, is accounted for under the provisions of ASC Topic 805, Business Combinations. See note 8 of these notes to consolidated financial statements for further discussion of this acquisition.
In December 2007, the FASB issued authoritative guidance that requires reporting entities to present noncontrolling interests as a separate component of equity (as opposed to liability or mezzanine) in the consolidated statements of financial condition. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. The presentation and disclosure requirements under this guidance are to be applied retrospectively to all periods presented. Based on the accounting guidance, the preferred shares issued by Primus Financial meets the definition of a noncontrolling interest. This guidance, which was incorporated into ASC Topic 810, Consolidation, was adopted by the Company on January 1, 2009 and resulted in the preferred securities of subsidiary to be reclassified from mezzanine to equity on the consolidated statements of financial condition. This reclassification had no impact on the Company’s net income (loss) available to common shares or cash flows, but did result in certain changes in the presentation of the distributions on preferred securities of subsidiary in the Company’s consolidated statements of operations and consolidated statements of cash flows.
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
In January 2009, the FASB issued authoritative guidance that amended existing guidance to assessing other-than-temporary impairments. The new guidance eliminates the requirement that a holder’s best estimate of cash flows should be based upon those that “a market participant” would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. Effective January 1, 2009, the Company adopted the provisions of this guidance and the adoption did not affect the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued authoritative guidance that amends the other-than-temporary impairment guidance for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Effective in the second quarter of 2009, the Company adopted the provisions of this guidance. The adoption did not affect the Company’s financial condition, results of operations or cash flows.

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
In April 2009, the FASB also issued authoritative guidance that requires that the fair value disclosures be included in financial statements prepared for interim periods. Effective in the second quarter of 2009, the Company adopted the provisions of this guidance and the adoption did not affect the Company’s financial condition, results of operations or cash flows.
In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, Subsequent Events, was adopted by the Company in the second quarter of 2009. The adoption of the provisions of this guidance did not affect the Company’s financial condition, results of operations or cash flows. See note 20 of these notes to consolidated financial statements for disclosure of subsequent events.
In June 2009, the FASB issued authoritative guidance that is intended to improve financial reporting by enterprises involved with a VIE. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This guidance is effective for the first annual reporting period beginning after November 15, 2009, with early adoption prohibited. The Company has evaluated the requirements of this new accounting standard; the Company believes that the adoption will have a significant impact on its consolidated financial statements as it will be required to consolidate CLOs under management that are not currently consolidated under the current accounting standards. This new accounting standard is effective for the Company on January 1, 2010.
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. Effective in the third quarter of 2009, the Company adopted the guidance of ASU 2009-05. The adoption of ASU 2009-05 did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 under the fair value hierarchy. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for certain additional disclosures regarding activity in Level 3 fair value measurements. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company’s financial condition, results of operations or cash flows.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
3.	Investments
The following tables summarize the composition of the Company’s investments at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$271,809	$1,784	$(662)	$272,931
Collateralized loan obligations	203	1,062	—	1,265
ABS	84	—	(5)	79

Total available-for-sale	272,096	2,846	(667)	274,275

Held-to-maturity:
Certificate of deposit	169			169

Total held-to-maturity	169	—	—	169

Total investments	$272,265	$2,846	$(667)	$274,444

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. government agency obligations	$458,909	$2,016	$(39)	$460,886
Collateralized loan obligations	791	—	—	791
Corporate debt securities	22,076	84	(912)	21,248
ABS	5	—	—	5

Total available-for-sale	481,781	2,100	(951)	482,930

Trading:
Corporate debt securities	3,940	—	—	3,940

Total trading	3,940	—	—	3,940

Total investments	$485,721	$2,100	$(951)	$486,870

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$121,983	$(405)	$2,248	$(257)	$124,231	$(662)
ABS	79	(5)	—	—	79	(5)

Total	$122,062	$(410)	$2,248	$(257)	$124,310	$(667)

	December 31, 2008
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$24,968	$(39)	$—	$—	$24,968	$(39)
Corporate debt securities	17,364	(912)	—	—	17,364	(912)

Total	$42,332	$(951)	$—	$—	$42,332	$(951)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value of the investment; the Company’s intent to sell the investment or if it is more likely than not it will be required to sell the investment before recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows of the investment. If the Company, based on its evaluation, determines that the credit related impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations.
As a result of defaults and downgrades in the credit ratings of the underlying collateral loans, the level of subordination in the investment and reduced estimated future cash flows, the Company determined that there was an other-than-temporary impairment in the fair value of the subordinated notes representing the Company’s CLO investments as of June 30, 2009. During the year ended December 31, 2009, the Company recorded impairment losses on its CLO investments, all of which related to credit losses of approximately $0.7 million in the consolidated statements of operations. Subsequently, as a result of improvements in the CLO markets and an increase in estimated future cash flows, the Company recorded an unrealized gain of $0.7 million in accumulated other comprehensive income at December 31, 2009. Further, as a result of the CypressTree acquisition, the Company has recorded an additional investment in a CLO of approximately $0.5 million.
As of December 31, 2009, approximately $267.5 million or 98% of the corporate debt securities will mature before November 2014. The CLO investments are scheduled to mature between 2016 and 2021, although the actual maturity of each may be sooner.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
4.	Net Credit Swap Revenue (Loss) and Credit Swap Portfolio
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
The primary risks inherent in the Company’s credit swap activities are (a) where the Company is a Seller, that Reference Entities specified in its credit swap transactions will experience credit events that will require the Company to make payments to the Buyers of the transactions. Defined credit events may include any or all of the following: bankruptcy, failure to pay, repudiation or moratorium, and modified or original restructuring, (b) where the Company is a Buyer of a credit swap and a defined credit event occurs, the Seller fails to make payment to the Company, and (c) that Buyers of the transactions from the Company will default on their required premium payments. Credit events related to the Company’s CDS on ABS may include any or all of the following: failure to pay principal, write-downs in the reference obligations (“principal write-downs”) and distressed ratings downgrades on the reference obligation as defined in the related credit swap agreement. Upon the occurrence of a defined credit event, a counterparty has the right to present the underlying ABS, in whole or part, to Primus Financial, in exchange for a cash payment by Primus Financial, up to the notional amount of the credit swap (“Physical Settlement”). If there is a principal write-down of the ABS, a counterparty may claim cash compensation for the amount of the principal write-down, up to the notional value of the credit swap without presentation of the ABS. See note 6 of these notes to consolidated financial statements for further discussion of credit events.
The Company may elect to terminate a credit swap before its stated maturity in one of two ways. The Company may negotiate an agreed termination with the original counterparty (an unwind). Alternatively, the Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs. See note 6 of these notes to consolidated financial statements for further discussion of Primus Financial’s portfolio repositioning transactions.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
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
For the year ended December 31, 2009, one individual counterparty generated greater than 10% of the Company’s consolidated net premium revenue. For the year ended December 31, 2008, no individual counterparty generated greater than 10% of the Company’s consolidated net premium revenue. The Company’s single largest counterparty and five largest counterparties as measured by total notional represented approximately 12% and 43%, respectively, of the Company’s credit swap portfolio at December 31, 2009. The Company’s single largest counterparty and five largest counterparties as measured by total notional represented approximately 13% and 41%, respectively, of the Company’s credit swap portfolio at December 31, 2008.
Consolidated Net Credit Swap Revenue (Loss) and Credit Swap Portfolio Information
The following table presents the components of consolidated net credit swap revenue (loss) for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net premium income	$85,116	$102,515	$84,771
Net realized losses	(113,077)	(161,957)	(5,190)
Net change in unrealized gains (losses)	1,483,763	(1,629,430)	(614,645)

Net credit swap revenue (loss)	$1,455,802	$(1,688,872)	$(535,064)

Net realized losses in the table above are reduced by realized gains and include gains and losses on terminated credit swaps sold and losses on credit events.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following table represents the consolidated gross notional amount and fair value of open credit swap transactions entered into with third parties at December 31, 2009 and 2008 (in thousands). Transactions with Lehman Brothers Special Financing Inc. (“LBSF”) are included in the following table:

	December 31,	December 31,
	2009	2008
Gross Notional Amounts:
Credit swaps sold-single name	$13,367,919	$17,477,946
Credit swaps sold-tranche	4,100,000	5,000,000
CDS on ABS	31,682	67,654
Credit swaps purchased-single name	(8,160)	(11,740)
Fair value:
Asset	2,207	—
Liability	691,905	2,173,461
“Asset” in the table above represents unrealized gains on credit swaps while “Liability” represents unrealized losses on credit swaps. The “Liability” at December 31, 2009 and 2008 includes a favorable nonperformance risk adjustment of $214.5 million and $1.3 billion, respectively, as further discussed in note 5 of these notes to consolidated financial statements. All credit swaps are subject to netting arrangements that have been contractually established independently by Primus Financial with counterparties under an ISDA Master Agreement. In the table above, the notional amounts of the credit swap contracts are presented on a gross basis and the fair values of such contracts are netted by counterparty.
The tables below summarize, by credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of December 31, 2009 and 2008 (in thousands). As previously discussed, during 2009 S&P and Moody’s withdrew their counterparty ratings on Primus Financial at the same time of the withdrawal of its debt and preferred securities ratings. As a result, Primus Financial’s operating guidelines have been amended and restated. Accordingly, the methodology used for determining credit ratings was modified. During 2009, certain Reference Entities were designated as non rated if such Reference Entities were not rated by either S&P or Moody’s. Transactions with LBSF are included in the following tables and are noted as with a non rated counterparty. See note 7 of these notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$242,963	$(5,131)	$525,812	$(19,442)
Aa	2,031,359	(9,633)	2,815,912	(83,984)
A	5,012,922	(8,289)	5,825,968	(162,262)
Baa	4,666,038	(9,188)	6,629,514	(321,765)
Ba	848,426	(16,225)	1,168,506	(128,516)
B	230,642	(12,642)	253,422	(30,355)
Caa	40,000	(268)	112,812	(47,423)
Ca	198,087	(105,803)	105,000	(48,506)
C	—	—	35,000	(3,189)
D	41,000	(21,868)	6,000	(782)
Non rated	56,482	(628)	—	—

Total	$13,367,919	$(189,675)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aaa	$575,000	$(24,292)	$2,700,000	$(495,997)
Aa	2,275,000	(218,226)	1,350,000	(386,705)
A	300,000	(37,719)	200,000	(73,091)
Baa	550,000	(78,879)	600,000	(231,999)
Ba	100,000	(17,373)	—	—
B	200,000	(45,393)	150,000	(88,725)
Caa	50,000	(21,208)	—	—
Ca	50,000	(32,594)	—	—

Total	$4,100,000	$(475,684)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$—	$—	$5,000	$(2,530)
Baa	3,682	(2,880)	15,000	(11,089)
Ba	—	—	5,000	(3,607)
C	28,000	(23,880)	42,654	(36,193)

Total	$31,682	$(26,760)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$25	$(4,120)	$536
Baa	—	—	(3,580)	474
Ba	—	—	(4,040)	1,689
Ca	(4,040)	2,396	—	—

Total	$(8,160)	$2,421	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$10,000	$(178)	$2,411,228	$(94,793)
Aa	9,764,609	(134,586)	11,930,958	(573,250)
A	2,301,902	(26,916)	1,746,917	(100,189)
Baa	75,000	47	—	—
Non rated	1,216,408	(28,042)	1,388,843	(77,992)

Total	$13,367,919	$(189,675)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
Aa	$3,650,000	$(409,802)	$4,550,000	$(1,132,176)
A	450,000	(65,882)	450,000	(144,341)

Total	$4,100,000	$(475,684)	$5,000,000	$(1,276,517)

CDS on ABS:
Aa	$5,000	$(4,357)	$43,494	$(32,519)
A	21,682	(18,023)	19,160	(17,093)
Non rated	5,000	(4,380)	5,000	(3,807)

Total	$31,682	$(26,760)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
Aa	$(8,160)	$2,421	$(11,740)	$2,699

Total	$(8,160)	$2,421	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$347,963	$(5,765)	$555,812	$(19,594)
AA	1,449,137	(7,442)	2,276,042	(78,128)
A	5,656,180	(11,217)	6,984,696	(200,543)
BBB	4,730,878	(8,438)	6,427,687	(336,933)
BB	598,908	(16,584)	722,933	(71,601)
B	189,284	(2,726)	289,246	(71,219)
CCC	85,000	(8,864)	180,530	(64,235)
CC	213,087	(106,143)	—	—
C	—	—	35,000	(3,189)
D	41,000	(21,868)	6,000	(782)
Non rated	56,482	(628)	—	—

Total	$13,367,919	$(189,675)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AAA	$1,575,000	$(120,112)	$3,600,000	$(738,361)
AA	1,275,000	(122,406)	450,000	(144,341)
A	—	—	100,000	(37,107)
BBB	750,000	(103,601)	500,000	(187,384)
BB	100,000	(12,997)	200,000	(80,599)
B	100,000	(17,373)	100,000	(60,460)
CCC	200,000	(45,393)	50,000	(28,265)
C	100,000	(53,802)	—	—

Total	$4,100,000	$(475,684)	$5,000,000	$(1,276,517)

CDS on ABS:
BBB	$3,682	$(2,880)	$15,000	$(10,828)
BB	—	—	10,000	(6,727)
B	5,000	(4,357)	10,000	(6,597)
CCC	13,000	(10,534)	10,000	(7,747)
CC	10,000	(8,989)	22,654	(21,520)

Total	$31,682	$(26,760)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$25	$(4,120)	$536
BBB	—	—	(7,620)	2,163
CC	(4,040)	2,396	—	—

Total	$(8,160)	$2,421	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$3,263,322	$(25,340)	$7,620,037	$(350,248)
A	8,888,189	(136,293)	8,469,066	(417,984)
Non rated	1,216,408	(28,042)	1,388,843	(77,992)

Total	$13,367,919	$(189,675)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche:
AA	$1,850,000	$(199,745)	$2,850,000	$(640,545)
A	1,800,000	(210,057)	2,150,000	(635,972)
BBB	450,000	(65,882)	—	—

Total	$4,100,000	$(475,684)	$5,000,000	$(1,276,517)

CDS on ABS:
A	$26,682	$(22,380)	$62,654	$(49,612)
Non rated	5,000	(4,380)	5,000	(3,807)

Total	$31,682	$(26,760)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name:
A	$(8,160)	$2,421	$(11,740)	$2,699

Total	$(8,160)	$2,421	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF, as discussed in note 7), as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$6,836,087	$(161,513)	$9,135,739	$(481,009)
Europe	5,869,832	(24,249)	7,456,207	(314,651)
Asia-Pacific	522,000	(3,714)	707,000	(38,839)
Others	140,000	(199)	179,000	(11,725)

Total	$13,367,919	$(189,675)	$17,477,946	$(846,224)

By Counterparty:
North America	$6,359,144	$(76,784)	$8,872,732	$(439,704)
Europe	6,891,775	(111,894)	8,463,214	(401,245)
Asia-Pacific	117,000	(997)	132,000	(5,203)
Others	—	—	10,000	(72)

Total	$13,367,919	$(189,675)	$17,477,946	$(846,224)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(47,099)	$600,000	$(143,205)
Europe	3,500,000	(428,585)	4,400,000	(1,133,312)

Total	$4,100,000	$(475,684)	$5,000,000	$(1,276,517)

CDS on ABS
By Reference Entity:
North America	$31,682	$(26,760)	$67,654	$(53,419)

Total	$31,682	$(26,760)	$67,654	$(53,419)

By Counterparty:
North America	$21,682	$(18,830)	$38,494	$(27,695)
Europe	10,000	(7,930)	29,160	(25,724)

Total	$31,682	$(26,760)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(8,160)	$2,421	$(11,740)	$2,699

Total	$(8,160)	$2,421	$(11,740)	$2,699

By Counterparty:
Europe	$(8,160)	$2,421	$(11,740)	$2,699

Total	$(8,160)	$2,421	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The table below shows the distribution of the credit swap portfolio (including transactions with LBSF, as discussed in note 7), by year of maturity as of December 31, 2009 and 2008 (in thousands). With respect to the CDS on ABS caption below, the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Credit Swaps Sold-Single Name

Year of Maturity
2009	$—	$—	$2,628,795	$(43,412)
2010	5,435,860	(24,057)	5,815,475	(231,783)
2011	2,510,612	(101,066)	2,770,195	(187,662)
2012	4,394,718	(69,285)	5,106,916	(325,565)
2013	1,026,729	4,733	1,156,565	(57,802)

Total	$13,367,919	$(189,675)	$17,477,946	$(846,224)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(13,350)	$1,000,000	$(70,593)
2013	200,000	(71,175)	350,000	(167,083)
2014	3,525,000	(391,159)	3,650,000	(1,038,841)

Total	$4,100,000	$(475,684)	$5,000,000	$(1,276,517)

CDS on ABS
Year of Maturity
2010	$10,000	$(8,989)	$10,000	$(6,597)
2011	16,682	(14,199)	5,000	(4,491)
2012	5,000	(3,572)	14,160	(10,742)
2013	—	—	15,000	(12,002)
2014	—	—	15,000	(11,554)
2016	—	—	8,494	(8,033)

Total	$31,682	$(26,760)	$67,654	$(53,419)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(8,160)	$2,421	$(11,740)	$2,699

Total	$(8,160)	$2,421	$(11,740)	$2,699

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
5. Financial Instruments and Fair Value Disclosures
A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings or loss each period. Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. ASC Topic 820, Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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
Cash and cash equivalents, which include deposits in banks, money market accounts and money market funds, are categorized within Level 1. The Company does not adjust the quoted prices for such financial instruments.
•	Level 2 — Valuations based on quoted prices in markets that are not considered to be active; or valuations for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.
U.S. government agency obligations, commercial paper, corporate debt securities and the interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the consolidated statements of financial condition.
•	Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity.
The fair value of the credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk as discussed below. In addition, CLO investments, trading account assets, ABS and acquisition related contingent consideration payments are categorized within Level 3. The contingent consideration payments are included in other liabilities in the consolidated statements of financial condition.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
A description of the valuation techniques applied to the Company’s assets and liabilities measured at fair value follows.
Valuation Techniques — Credit Swaps
The fair value of the credit swap portfolio of single name credit swaps, tranches and CDS on ABS, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.

•	Current market data, including credit swap premium levels pertinent to each Reference Entity, estimated recovery rates on Reference Entities, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.

•	Valuation models, which are used to derive a fair value of credit swaps. The valuation models have been internally developed but are benchmarked against market-standard models.

•	Consideration of the Company’s own nonperformance risk, as well as the credit risk of credit swap counterparties. ASC Topic 820, Fair Value Measurements and Disclosures, requires that nonperformance risk be considered when determining the fair value of credit swaps.

•	Fair value estimates of credit swaps from third-party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps transacted and the comparable current market premium. The valuation process the Company uses to obtain fair value is described below:
•	For single name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent pricing service. The independent pricing service obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and computes composite credit swap premium quotes on specific Reference Entities. The inputs to the valuation model include: current credit swap premium quotes on the Reference Entities, estimated recovery rates on each Reference Entities, current interest rates and foreign exchange rates. The Company adjusts the independent mid-market credit swap premium quotes to derive exit price valuations.

•	For tranche credit swaps, a mid-market valuation is calculated for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent pricing service on the Reference Entities within the tranche, estimated recovery rates on the Reference Entities within the tranche, current market interest rates and correlation levels derived from credit swap indices. The mid-market valuations obtained from the model are adjusted to estimated exit price valuations.

•	For CDS on ABS, the valuation model uses expected cash flows on the underlying securities obtained from an independent valuation service and quotes from credit swap counterparties. The cash flow data is used as input to an ABS valuation model to obtain mid-market valuations. The mid-market valuations are adjusted to obtain exit price valuations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Valuation Techniques — Other Financial Instruments
The Company uses the following valuation techniques to determine the fair value of its other financial instruments:
•	For cash and cash equivalents, which include deposits in banks, money market accounts and money market funds, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.

•	For U.S. government agency obligations, commercial paper and corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third-party quotes.

•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to a third-party quote.

•	For the ABS, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, utilizing default, prepayment, recovery and interest rate assumptions.

•	For the CLO investments, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using estimates of key portfolio assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved.
Nonperformance Risk Adjustment
The Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Since the adoption of ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of the credit swap portfolio. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. The Company derives an estimate of a credit spread because it does not have an observable market credit spread. This estimated credit spread was obtained by reference to similar entities, primarily in the financial insurance business, which have observable spreads.
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value in the consolidated statements of financial condition as of December 31, 2009 and 2008 (in thousands):

	December 31,	December 31,
	2009	2008

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$906,382	$3,427,076
Nonperformance risk adjustments	(214,477)	(1,253,615)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$691,905	$2,173,461

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue (loss) in the consolidated statements of operations for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008

Net credit swap revenue (loss) without nonperformance risk adjustments	$2,494,940	$(2,942,487)
Nonperformance risk adjustments	(1,039,138)	1,253,615

Net credit swap revenue (loss) after nonperformance risk adjustments	$1,455,802	$(1,688,872)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Assets
Cash and cash equivalents	$299,514	$—	$—	$299,514
Investments	—	272,931	1,344	274,275
Unrealized gain on credit swaps	—	—	2,207	2,207
Other assets	—	1,837	—	1,837

Total Assets	$299,514	$274,768	$3,551	$577,833

Liabilities
Unrealized loss on credit swaps	$—	$—	$691,905	$691,905
Other liabilities			5,470	5,470

Total Liabilities	$—	$—	$697,375	$697,375

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Assets / Liabilities
	(Level 1)	(Level 2)	(Level 3)	at Fair Value

Assets
Cash and cash equivalents	$243,909	$37,003	$—	$280,912
Investments	—	482,134	4,736	486,870
Other assets	—	7,813	—	7,813

Total Assets	$243,909	$526,950	$4,736	$775,595

Liabilities
Unrealized loss on credit swaps	$—	$—	$2,173,461	$2,173,461

Total Liabilities	$—	$—	$2,173,461	$2,173,461

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	Unrealized
	Gain on Credit
	Swaps	Investments	Investments

Balance, beginning of period	$—	$4,736	$9,657
Realized gains (losses)	—	2,063	(11,884)
Unrealized gains (losses)	2,207	1,056	2,411
Purchases, sales, issuances and settlements	—	(6,511)	4,552

Balance, end of period	$2,207	$1,344	$4,736

Realized and unrealized gains and losses on Level 3 assets (unrealized gain on credit swaps) are included in “Net credit swap revenue (loss)” in the consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Unrealized gains and losses on available-for-sale investments categorized as Level 3 are recorded in “Accumulated other comprehensive income (loss)”, which is a component of “Shareholders’ equity (deficit) of Primus Guaranty, Ltd.” in the consolidated statements of financial condition.
Unrealized gains and losses on trading account assets categorized as Level 3 are recorded in “Revenues — Other income (loss)” in the consolidated statements of operations.
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	Unrealized Loss		Unrealized Loss on
	on Credit Swaps	Other Liabilities	Credit Swaps

Balance, beginning of period	$(2,173,461)	$—	$(368,739)
Realized gains (losses)	113,077	—	(12,215)
Unrealized gains (losses)	1,368,479	(2,828)	(948,981)
Purchases, sales, issuances and settlements	—	(2,642)	—
Transfers in and/or out of Level 3, net	—	—	(843,526)

Balance, end of period	$(691,905)	$(5,470)	$(2,173,461)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in “Net credit swap revenue (loss)” in the consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Unrealized losses on Level 3 liabilities (other liabilities) are included in “Other expense” caption in the consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Transfers into Level 3 reflect December 31, 2008 fair values and relate to the Company’s single name credit swaps, which have been transferred primarily as a result of the unobservability of the estimation of nonperformance risk. The net realized losses on these single name credit swaps was $152.6 million and the unrealized losses on these single name credit swaps was $670.2 million, respectively, for the year ended December 31, 2008.
Financial Instruments Not Measured at Fair Value
The Company’s long-term debt is recorded at historical amounts. At December 31, 2009, the carrying value and fair value of the face value $125 million, 7% Senior Notes (“the 7% Senior Notes”) were $94.6 million and $51.4 million, respectively. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price. At December 31, 2009, the carrying value of Primus Financial’s subordinated deferrable interest notes was $147.6 million. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no current market activity of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.64% for the year ended December 31, 2009, with the first maturity date on such notes scheduled in June 2021.
Fair Value Option
Effective January 1, 2008, ASC Topic 825, Financial Instruments, provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. ASC Topic 825, Financial Instruments, permits the fair value option election on an instrument by instrument basis at initial recognition of an eligible asset or eligible liability, that otherwise not accounted for at fair value under other accounting standards. Upon adoption of ASC Topic 825, Financial Instruments, as of the effective date, the Company did not elect the fair value option on any of its existing eligible financial assets and liabilities. Subsequent to the adoption of ASC Topic 825, Financial Instruments, the Company has not elected the fair value option for any new transactions or instruments.
6. Credit Events and Terminations of Credit Swaps
The following table presents the components of realized losses recorded by Primus Financial related to credit events and credit mitigation transactions for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007

Realized losses on single name credit swaps	$(68,590)	$(150,469)	$(4,082)
Realized losses on CDS on ABS	(34,540)	(12,216)	—
Realized losses on tranches	(9,947)	—	—

Total realized losses	$(113,077)	$(162,685)	$(4,082)

Portfolio Repositioning Transactions
During the year ended December 31, 2009, Primus Financial paid $31.5 million to three counterparties with respect to portfolio repositioning transactions as discussed below.
During July 2009, Primus Financial entered into a transaction with a bank counterparty with respect to credit default swaps having a total notional principal of $1.3 billion. Under the terms of the transaction, Primus Financial and the bank terminated credit default swaps with an aggregate notional principal of $40.0 million. These credit default swaps were written primarily on a financial guaranty

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
insurance (“monoline”) Reference Entity. Primus Financial paid a termination fee of $15.0 million to the counterparty to terminate these swaps. In addition, Primus Financial assigned the remaining credit default swaps that it had sold to the counterparty to a newly formed, wholly owned subsidiary. Primus Financial paid an assignment fee of approximately $36.0 million to its subsidiary, which the subsidiary uses as its capital. The subsidiary’s potential liability under the credit default swap contracts with the counterparty is limited to this $36.0 million plus future premiums and earned interest. The subsidiary used the $36 million to purchase a corporate note issued by the counterparty. A security interest in the corporate note plus accrued interest of approximately $500,000 at December 31, 2009 has been granted in favor of the counterparty. At maturity of this portfolio in March 2013, any capital remaining in this subsidiary will be returned to Primus Financial.
During September 2009, Primus Financial terminated $1.3 billion notional principal of credit swaps with a bank counterparty. These credit swaps represent the counterparty’s entire portfolio of credit swaps with Primus Financial. Primus Financial paid $6.5 million to the counterparty, a discount to the carrying value of the portfolio at the time of the transactions, to terminate these credit swaps.
During November 2009, Primus Financial assigned a portfolio of credit swaps with a bank counterparty, comprising notional principal of $2.65 billion of tranche transactions and approximately $250 million of single name credit swaps, to another newly formed, wholly owned subsidiary. In connection with this transaction, Primus Financial paid its subsidiary an assignment fee of $100 million. The subsidiary and the counterparty have agreed to restructure the portfolio such that the single name credit swaps are terminated and the tranche transactions are revised to reflect a new notional principal totaling $1.75 billion. The subsidiary has paid the counterparty a restructuring fee of $10 million, of which approximately $9.9 million related to tranches. The subsidiary’s potential liability under the credit default swap contracts with the counterparty is limited to $90 million plus future premiums and earned interest. The last restructured tranche matures in December 2014. A security interest in the cash plus accrued interest, aggregating approximately $90.6 million as of December 31, 2009, has been granted in favor of the counterparty.
Credit Events on Credit Swaps Sold —Single Name
During the year ended December 31, 2009, credit events on three single name Reference Entities, Idearc Inc., CIT Group, Inc. and Financial Guaranty Insurance Company, occurred in Primus Financial’s credit swap portfolio with a total notional amount of $65 million. As a result, the Company recorded realized losses of approximately $45.0 million, net of recovery values, related to such credit events in the consolidated statements of operations. In addition, the Company recorded realized losses of $2.1 million related to terminations of selected credit swaps referencing specific Reference Entities.
During the year ended December 31, 2008, credit events on four single name Reference Entities, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, LBH, Washington Mutual, Inc. and Kaupthing Bank hf, occurred in Primus Financial’s credit swap portfolio with a total notional amount of $345.6 million. As a result, the Company recorded a realized loss of approximately $145.7 million, net of recovery values, related to these credit events in the consolidated results of operations.
Credit Events on CDS on ABS
During the years ended December 31, 2009 and 2008, Primus Financial recorded realized losses of $34.5 million and $12.2 million, respectively, net of bond recovery values, related to Physical Settlements, principal write-downs and terminated credit swaps in its CDS on ABS portfolio.
At December 31, 2009, Primus Financial’s CDS on ABS portfolio was $31.7 million (in notional amount). The notional principal amount on the CDS on ABS, which had been subject to credit events was $31.7 million. Of these swaps, $5.0 million (in notional amount) was written with LBSF, a defaulting counterparty, which is no longer paying premiums. Primus Financial continues to earn and collect premiums on the remaining $26.7 million (in notional amount) of CDS on ABS.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
At December 31, 2008, Primus Financial’s CDS on ABS portfolio was $67.7 million (in notional amount). The notional principal amount on the CDS on ABS, which had been subject to credit events was $47.7 million.
7. Counterparty Default — LBSF
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial will continue to carry outstanding credit swaps at their fair value. LBSF has been obligated to pay approximately $11.2 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $7.1 million and $4.1 million on the credit swaps with LBSF during the years ended December 31, 2009 and 2008, respectively. The cumulative amount of $11.2 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at December 31, 2009.
8. CypressTree Acquisition
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
The total purchase price consideration for this acquisition was estimated to be $9.3 million, which consisted of cash paid at closing of $3.2 million, a deferred payment of approximately $3.9 million due one year from the acquisition date, subject to terms of the agreement and an estimated $2.2 million of contingent consideration to the sellers, based on a fixed percentage of certain future management fees earned through 2015.
At December 31, 2009, the Company remeasured the contingent consideration to the sellers and increased it to $4.7 million. The change was primarily due to revised estimated future cash flows of certain management fees, which is recorded in other expense in the consolidated statements of operations. There was no cash paid to the sellers during 2009 related to such contingent consideration arrangement. The contingent consideration is recorded in other liabilities on the consolidated statements of financial condition. The future undiscounted cash flows at December 31, 2009 were $7.4 million related to the contingent consideration.
The acquisition of CypressTree is being accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price consideration was allocated to assets and liabilities based on their estimated fair value at acquisition date. The excess of the purchase price consideration over the net tangible and identifiable assets was recorded as goodwill. Goodwill associated with this acquisition represents the value expected from the combination of CypressTree and Primus asset management platforms including economies of scale and depth of business relationships. All goodwill related to this acquisition is expected to be deductible for income tax purposes. The results of operations for CypressTree are included in the accompanying consolidated statements of operations since the acquisition date.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
In connection with the CypressTree acquisition, the Company recorded approximately $3.9 million of goodwill, $4.4 million of other identifiable intangible assets and net tangible assets of $1.0 million. The identifiable intangible assets consist of $3.6 million of management contract rights and $0.8 million of non-compete agreements, which will be amortized under the straight-line method over their estimated useful lives of 10.5 years and 3 years, respectively. Goodwill is not amortized but is reviewed annually for impairment or more frequently if impairment indicators arise in accordance with ASC Topic 350, Intangibles — Goodwill and Other.
The following table represents the other intangible assets recorded as a result of the CypressTree acquisition (in thousands):

			Net Book Value
	Fair Value at	Accumulated	at December 31,
	July 9, 2009	Amortization	2009

Management contract rights	$3,600	$171	$3,429
Non-compete agreements	800	134	666

Total other intangible assets	$4,400	$305	$4,095

The following table represents estimated future amortization expense related to other intangible assets based on the straight-line method over the estimated useful lives as of December 31, 2009 (in thousands):

2010	$610
2011	610
2012	476
2013	343
2014	343
thereafter	1,713

Total	$4,095

The following table represents combined unaudited pro forma consolidated statements of operations for the years ended December 31, 2009 and 2008, as if the CypressTree acquisition had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results (in thousands, except per share amounts):

	Years Ended
	December 31,
	2009	2008

Pro forma revenues (losses)	$1,515,586	$(1,648,136)
Pro forma net income (loss) available to common shares	1,457,438	(1,717,903)
Proforma earnings (loss) per common share:
Pro forma basic earnings (loss) per common share	$36.31	$(38.41)
Pro forma diluted earnings (loss) per common share	$35.19	$(38.41)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
9. Variable Interest Entities
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
The Company may be involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities and derivative instruments that may be considered variable interests. Transactions associated with these entities include structured financing arrangements, including CLOs. The Company’s current involvement with VIEs primarily is through activities of Primus Asset Management and its subsidiary, CypressTree, which act as collateral manager for CLOs and CSOs and earns asset management fees, subject to the terms of each collateral management agreement. The Company has no contractual obligation to fund or provide other support to any CLO or CSO.
10. Fixed Assets and Internal Use Software Costs
Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of three to five years, and leasehold improvements which are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. At December 31, 2009 and 2008, fixed assets and internal use software costs consist of the following (in thousands):

	December 31,
	2009	2008

Asset category
Furniture and fixtures	$1,247	$1,173
Computers	1,049	998
Office and telephone equipment	192	167
Leasehold improvements	2,043	2,043
Internal use software costs	—	15,068

	4,531	19,449
Less accumulated depreciation and amortization	2,693	16,141

Total fixed assets and internal use software costs	$1,838	$3,308

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The Company recorded depreciation and amortization expense of approximately $1.3 million, $1.3 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, as a result of carrying fully amortized software costs, the Company removed software costs of approximately $15.1 million along with the corresponding accumulated amortization. During 2009, based on the Company’s review of its software costs, the Company wrote-off approximately $0.8 million of capitalized software costs. During the fourth quarter of 2008, based on the Company’s review of its operating processes and technology contracts, the Company recorded losses for the write-down of fixed assets and software costs of $1.1 million. During the fourth quarter of 2007, as a result of Harrier’s restructuring, the Company wrote-off $1.5 million of software costs. The above write-off amounts are charged to the consolidated statements of operations and are included in the “other expense” caption.
11. Long-Term Debt
7% Senior Notes
On October 8, 2008, the Company’s board of directors authorized in aggregate up to $25.0 million for the purchase of its 7% Senior Notes and/or its common shares.
During the year ended December 31, 2009, the Company purchased and retired approximately $15.1 million in face value of its 7% Senior Notes at a cost of approximately $6.4 million. During the fourth quarter of 2008, the Company purchased and retired $15.3 million of its 7% Senior Notes, at a cost of approximately $5.1 million. As a result of the above transaction, the Company recorded a gain on the retirement of long-term debt of $8.2 million and $9.7 million for the years ended December 31, 2009 and 2008, respectively, on these 7% Senior Notes.
On December 27, 2006, Primus Guaranty, Ltd. completed an offering of the 7% Senior Notes, which mature in December 2036. The 7% Senior Notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The 7% Senior Notes are also subordinated to all liabilities of Primus Guaranty’s subsidiaries. The 7% Senior Notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the 7% Senior Notes is payable quarterly. In connection with the issuance of the 7% Senior Notes, the Company incurred approximately $4.5 million in capitalized debt issuance costs, which are amortized over the life of the debt. In connection with the purchases of the 7% Senior Notes in 2008 as described above, the Company recorded a charge of approximately $500 thousand for the allocated portion of the remaining debt issue costs. At December 31, 2009 and 2008, the fair value of the 7% Senior Notes was approximately $51.4 million and $30.7 million, respectively. At December 31, 2009, the 7% Senior Notes were rated CCC/B2 with a negative outlook by S&P and Moody’s, respectively.
$125 million Subordinated Deferrable Interest Notes
During the year ended December 31, 2009, Primus Financial purchased in the aggregate, approximately $27.7 million in face value of its subordinated deferrable notes at a cost of approximately $8.3 million. As a result of the above transaction, the Company recorded a gain on the retirement of long-term debt of $19.2 million for the year ended December 31, 2009 on these subordinated deferrable notes.
On December 19, 2005, Primus Financial issued in aggregate $125 million of subordinated deferrable interest notes, consisting of $75 million of Series A notes and $50 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims and the notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the Series A notes and the Series B notes set every 28 days. The average interest rate on these securities was 4.05% and 5.39% for the years ended December 31, 2009 and 2008, respectively. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $2.0 million in debt issuance costs, which are amortized over the life of the debt.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
$75 million Subordinated Deferrable Interest Notes
During the year ended December 31, 2009, Primus Financial purchased in the aggregate, approximately $24.7 million in face value of its subordinated deferrable notes at a cost of approximately $8.5 million. As a result of the above transaction, the Company recorded a gain on the retirement of long-term debt of $15.8 million for the year ended December 31, 2009 on these subordinated deferrable notes.
On July 23, 2004, Primus Financial issued $75 million of subordinated deferrable interest notes that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes set every 28 days. The average interest rate on these securities was 2.89% and 4.56% for the years ended December 31, 2009 and 2008, respectively. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $1.1 million in debt issuance costs, which are amortized over the life of the debt.
Primus Financial’s subordinated deferrable interest notes have been issued in the auction rate market. The turmoil in the auction rate markets that began in August 2007 has continued thus far during 2009. As a result, Primus Financial’s subordinated deferrable interest notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”). These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements. These securities are no longer rated.
The Company recorded interest expense related to the above debt of approximately $9.1 million, $17.0 million and $20.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average interest rate on our aggregate long-term debt was 3.42% and 5.28% for the years ended December 31, 2009 and 2008, respectively.
12. Income Taxes
As of December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the consolidated statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the years ended December 31, 2009, 2008 and 2007.
Primus Guaranty and certain subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions, which are no longer subject to U.S. federal, state, local and foreign income tax examinations by tax authorities for years before 2004. The Company and certain of its subsidiaries are under IRS audit for the tax years 2004 through 2006. The audit has not yet been completed and the outcome cannot be predicted. Should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax. Therefore, it is reasonably possible that the Company’s unrecognized tax benefits could materially change in the next 12 months. However, because of the uncertainty of the potential outcome of outstanding issues in the audit, quantification of an estimated range for any provision cannot be made at this time.
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Primus Bermuda is a Bermuda company, which believes that it is not involved in the active conduct of a trade or business in the United States. For U.S. tax purposes, Primus Bermuda will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Bermuda has not provided for any federal or state and local income taxes in its separate financial statements.
Primus Financial is a limited liability company organized under Delaware law, with the controlling interest being held by Primus Group Holdings, a limited liability company organized under Delaware law and a disregarded entity for U.S. tax purposes. All of the interests in Primus Group Holdings are held by Primus Bermuda, a non-U.S. corporation. Primus Financial is treated as a partnership for U.S. tax purposes. As a result, all of Primus Financial’s items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. In addition, because Primus Financial’s activities in the United States are confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of Section 864(b) of the U.S. Internal Revenue Code of 1986 (the “Code”). Based on the application of the provisions of Section 864(b) of the Code and the investment nature of its operations, Primus Financial believes that Primus Bermuda, a non U.S. corporation, will not be subject to U.S. net income taxes with respect to its indirect interest in Primus Financial. Accordingly, Primus Financial, and thus Primus Bermuda, did not provide for any income taxes in its financial statements for this period.
If the activities of Primus Financial, and thus Primus Bermuda, were found to fall outside the provisions of Section 864(b) of the Code, and Primus Financial, and thus Primus Bermuda, were found to be subject to U.S. federal, state and local corporate income tax, it is difficult to predict the exact treatment that would apply to Primus Bermuda and, therefore, to estimate the resulting income tax expense. However, were Primus Bermuda to be subject to income tax, at a combined U.S. federal, New York State and New York City corporate income tax rate of 46%, on its GAAP income, then its income tax expense or (benefit), excluding interest and penalties, would have been approximately $718 million for 2009, $(784) million for 2008 and $(248) million for 2007. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions could subject Primus Bermuda to an additional U.S. federal branch profits tax.
Primus Asset Management has entered into a Services Agreement with its affiliates, whereby Primus Asset Management provides services to its affiliates including management, consulting and information technology. Since Primus Asset Management is a U.S. domiciled corporation it is subject to U.S. income taxes and income taxes of other taxing jurisdictions on fees received from its affiliates.
The significant components of the consolidated provision for income taxes for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$36	$—	$—
State/City	40	50	52
Foreign	109	11	—

Total current	185	61	52

Deferred:
Federal	—	—	—
State/City	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$185	$61	$52

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The Company’s effective tax rate differs from Bermuda’s applicable tax rate of zero percent mainly as a result of the taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax, at a rate of 35%, as well as U.S. state and local taxes. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax.
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2009, 2008 and 2007, is provided below (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S. federal income tax provision on Primus Asset Management’s taxable income	$36	$—	$—
U.S. state and local tax provision	40	50	52
Foreign	109	11	—

Total provision for income taxes	$185	$61	$52

The Company has a net U.S. deferred tax asset of $12.7 million and $9.8 million as of December 31, 2009 and 2008, respectively. The net deferred tax asset is primarily comprised of Primus Asset Management’s net operating losses incurred during 2003 through 2009 and share compensation expense. Net operating losses will begin to expire in the year 2023 if not utilized.
The tax consequences of various restructurings that took place in 2002, included certain limitations and uncertainties, including issues with respect to the application of Section 382 of the Code, which could limit the utilization of certain amortized costs as an offset against Primus Asset Management’s taxable income. However, the Company believes it is more likely than not that these costs will be allowable tax deductions.
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
The components of the net deferred tax asset at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Capitalized and pre-operating formation costs	$12	$—
Share-based compensation	4,657	4,115
Net operating losses	5,275	5,543
Depreciation	410	156
Other	3,597	16

Gross deferred tax asset	13,951	9,830

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31,
	2009	2008
Deferred tax liability
Other	1,296	—
Depreciation	—	—

Gross deferred tax liability	1,296	—

Net deferred tax asset	12,655	9,830
Valuation allowance	(12,655)	(9,830)

Net deferred tax asset after valuation allowance	$—	$—

The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009	2008

Balance at beginning of period	$9,830	$8,421
Capitalized and pre-operating costs	12	—
Share-based compensation	542	1,058
Tax depreciation / other	2,539	138
Net operating loss	(268)	213

Balance at end of period	$12,655	$9,830

13. Preferred Securities of Subsidiary
During 2009, Primus Financial purchased $5.5 million in face value of its preferred securities at a cost of $0.9 million.
On December 19, 2002, Primus Financial issued $110 million of perpetual Floating Rate Cumulative preferred securities (“perpetual preferred securities”) in two series, Series I and Series II, to a trust. Pursuant to accounting guidance, specific incremental costs directly attributable to the offering of the perpetual preferred securities have been charged against these gross proceeds.
In conjunction with the receipt of the perpetual preferred securities, the trust issued $100 million of Money Market (Perpetual preferred securities) Custodial Receipts (“MMP”) in two series, Series A and Series B, with a liquidation preference of $1,000 per share, to various institutional investors in a private placement. The trust also issued $10 million of Variable Inverse (Perpetual Preferred Securities) Custodial Receipts (“VIP”), which were retained by Primus Financial. On January 5, 2009, the MMPs and VIPs were converted to perpetual preferred securities.
The perpetual preferred securities referred to in the consolidated financial statements are Primus Financial’s perpetual preferred securities, which are shown net of the $10 million of VIP issued by the trust that are held by Primus Financial.
The Company may redeem the perpetual preferred securities after December 19, 2012, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends.
Distributions on perpetual preferred securities of our subsidiary were $3.4 million, $6.6 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are recorded in the consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Primus Financial’s perpetual preferred securities have been issued in the auction rate market. The turmoil in the auction rate markets that began in August 2007 has continued during 2009. As a result, Primus Financial’s perpetual preferred securities were set at the contractually specified rates over LIBOR. These specified rates are subject to increase if the credit ratings on these securities are downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements. The average interest rate on these securities was 3.54% and 6.64% for the years ended December 31, 2009 and 2008, respectively. The perpetual preferred securities are no longer rated.
14. Shareholders’ Equity
During the year ended December 31, 2009, the Company purchased and retired approximately 3.4 million of its common shares at an approximate cost of $9.9 million. During the year ended December 31, 2008, the Company purchased and retired approximately 4.5 million of its common shares at an approximate cost of $3.4 million.
15. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007

Net earnings (loss) available to common shares	$1,460,280	$(1,716,146)	$(563,541)
Weighted-average basic shares outstanding	40,142	44,722	44,808
Effect of dilutive instruments:
Restricted share units	1,272	—	—

Dilutive potential shares	1,272	—	—
Weighted average diluted shares outstanding	41,414	44,722	44,808
Basic EPS	$36.38	$(38.37)	$(12.58)
Diluted EPS	$35.26	$(38.37)	$(12.58)
For the years ended December 31, 2009, 2008 and 2007, approximately 1.2 million, 2.7 million and 1.8 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
16. Commitments and Contingencies
Leases
At December 31, 2009, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). Commencing in the third quarter of 2009, Primus Financial has subleased approximately 5,500 square feet of its New York office space.
In addition, we lease approximately 2,900 square feet of office space in London under a lease that expires in 2012. As a result of the CypressTree acquisition, we occupy approximately 13,800 square feet of office space in Boston, Massachusetts, under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The leases are categorized as operating leases and future payments as of December 31, 2009 under the leases are as follows (in thousands):

2010	$1,837
2011	1,862
2012	1,694
2013	1,156
2014	1,156
2015 and thereafter	2,023

Total	$9,728

Rent expense was approximately $1.9 million, $1.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Statutory Requirements
Primus Re is an insurance company subject to Bermuda insurance regulations. Primus Re’s ability to pay dividends and make capital distributions is subject to restrictions based principally on the amount of Primus Re’s net premiums written and net loss reserves, subject to an overall minimum statutory capital and surplus of $1.0 million. In addition, Primus Re is required to maintain a minimum statutory liquidity ratio. At December 31, 2009 and 2008, Primus Re’s statutory capital and surplus was $1.07 million and $1.15 million, respectively.
17. Employee Share-Based Compensation Plans
Primus Guaranty has established incentive compensation plans for the benefit of its employees. Share-based compensation expense is included in compensation and employee benefits in the consolidated statements of operations.
Incentive Compensation Plans
The Incentive Compensation Plan (the “Incentive Plan”) was adopted in 2008, amended in 2009 and supersedes the Share Incentive Plan created in 2002, the 2004 Share Incentive Plan and the Bonus Plan created in 2002. The Incentive Plan provides for the award of cash-based incentives, as well as share options, performance shares and share units on common shares of Primus Guaranty not to exceed 15,849,213 (which includes awards outside of the Incentive Plan, as well as under the Incentive Plan that are subsequently forfeited, cancelled, terminated or reacquired by the Company). The board of directors delegated to the Compensation Committee decisions regarding the terms and condition of such awards, including the apportionment between types of awards, the employees to whom such awards are to be granted and any performance factors required to earn such awards.
Effective December 31, 2007, the board of directors established the Primus Guaranty, Ltd., Share Unit Deferral Plan (the “Deferral Plan”). The Deferral Plan permits selected participants in the Incentive Plan to defer distributions associated with their vested share units until the participant separates from service with the Company.
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
During 2009 and 2008, the Company did not grant any share options. During 2007, the Company granted 847,607 share options to employees pursuant to the Incentive Plan, with a weighted average exercise price of $11.70. The fair value of the options is expensed ratably over the vesting period. For the years ended December 31, 2009, 2008 and 2007, share-based compensation expense was $0.5 million, $1.1 million and $1.1 million, respectively, relating to these grants.
The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the periods indicated. N/A is designated as not applicable, since Company did not grant share options during 2009 and 2008.

	Years Ended December 31,
	2009	2008	2007
Risk free interest rate	N/A	N/A	5.32%
Volatility	N/A	N/A	32.8%
Expected dividend yield	N/A	N/A	0.00%
Expected option life	N/A	N/A	7 years
Weighted average fair value of options	N/A	N/A	$3.73
The following table is a summary of the information concerning outstanding and exercisable share options for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,225,549	$11.59	1,311,624	$11.61	858,158	$11.18
Granted	—	—	—	—	847,607	$11.70
Exercised	—	—	—	—	(67,968)	$8.20
Forfeited	(340,985)	$11.97	(86,075)	$11.88	(326,173)	$11.41

Outstanding at end of year	884,564	$11.45	1,225,549	$11.59	1,311,624	$11.61
Exercisable at end of year	644,908	$11.29	621,451	$11.32	332,438	$10.85

The following table summarizes the status of the Company’s share options as of December 31, 2009:

	Options Outstanding				Options Exercisable
		Average	Weighted			Weighted
	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
	of	Contractual	Exercise	Intrinsic	of	Exercise	Intrinsic
Range of Exercise Prices	Shares	Life (Years)	Price	Value	Shares	Price	Value
$6.94	65,625	3.1	$6.94	—	65,625	$6.94	—
$6.95 - $9.76	113,125	4.1	$9.76	—	113,125	$9.76	—
$9.77 - $13.50	705,814	3.4	$12.13	—	466,158	$12.28	—

Total	884,564			—	644,908		—

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Performance Shares
During 2009 the Company granted 475,000 performance shares to the chief executive officer of the Company. The award specifies that vesting will occur upon the share price reaching and maintaining prices ranging from $3.00 to $4.00 for 20 trading days within a trailing 30 trading day period. The fair value of the performance share units is expensed ratably over the expected time for the market share price measurement to be achieved. For the year ended December 31, 2009, share-based compensation expense was $0.7 million relating to this grant. During 2009, 250,000 of these performance shares vested and the remaining 225,000 were unvested as of December 31, 2009.
The Company used a Monte Carlo simulation pricing model to estimate the grant date fair value of these performance share units at $1.56 per share. The following assumptions for the 2009 grant were used: risk free interest rate of 1.25%; volatility of 198% and expected performance share term of 3 years.
During 2006 and 2005, the Company granted 110,250 and 146,537 performance award shares, respectively, to employees. The performance factors are (i) the return on economic equity and (ii) the compound annual growth rate of the economic results over a specified three-year period. The performance shares vest only at the end of the three-year performance period. The performance shares granted in 2005 had a zero share payout distribution during 2009 and 2008, respectively. Accordingly, expenses were adjusted to reflect the actual or projected award during the vesting period based upon the aggregate performance of the Company as measured by the performance factors. For the years ended December 31, 2009, 2008 and 2007, share-based compensation (benefit) expense was zero, $(0.3) million and $(0.5) million, respectively, relating to these grants.
Share Units
Share units are awarded to employees based upon the value of the common shares on the date the award is authorized and vest ratably over a three-year period on the anniversary dates of each award, with vesting subject to certain terms including the continued employment of the award recipient. During 2009, 2008 and 2007, the Company granted 1,853,192; 1,511,596 and 422,487 share units, respectively, to employees pursuant to the Incentive Plan (and its predecessors, including individual compensation agreements), with a weighted average grant date fair value per share of $1.87, $3.85 and $11.52, respectively. The value of the share units is expensed ratably over the vesting period. For the years ended December 31, 2009, 2008 and 2007, share-based compensation expense was $3.5 million, $3.8 million and $3.1 million, respectively.
Unvested share units as of and for the year ended December 31, 2009 were as follows:

		Weighted
	Number	Average
	of	Grant date
	Shares	Fair Value
Unvested at December 31, 2008	1,611,352	$5.03
Granted	1,873,474	$1.88
Vested	(856,705)	$4.22
Forfeited	(80,612)	$5.54

Unvested at December 31, 2009	2,547,509	$2.70
At December 31, 2009, total unrecognized share-based compensation expense related to unvested share awards was approximately $3.8 million. This share-based compensation expense is expected to be recognized over a weighted average period of 2.0 years.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
18. Dividend Restrictions
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
Additionally, the Company’s insurance subsidiary, Primus Re, is also subject to significant regulatory restrictions limiting its ability to declare and pay dividends.
19. Interest Rate Swap Agreement
In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. The interest rate swap is designated as a fair value hedge on the fixed 7% Senior Notes. At December 31, 2009 and 2008, the fair value of the interest rate swap was $1.8 million and $7.8 million, respectively. This amount is included in other assets and the offsetting adjustment to the carrying value of the debt is included in long term debt in the accompanying consolidated statements of financial condition. Payments or receipts on the interest rate swap are recorded in interest expense in the consolidated statements of operations.
20. Subsequent Events
On January 28, 2010, the Company’s board of directors authorized an additional expenditure of up to $15 million of available cash for the purchase of the Company’s common shares and/or its 7% Senior Notes.
On February 11, 2010, Primus Financial completed its fourth portfolio repositioning transaction with a bank counterparty. In connection with the transaction, Primus Financial terminated $300 million notional principal of three tranche transactions and paid the counterparty a termination fee of $35 million.
21. Quarterly Operating Results (unaudited)

(in thousands)	First	Second	Third	Fourth
2009:	Quarter	Quarter	Quarter	Quarter
Total net revenues	$118,747	$608,982	$475,514	$310,054
Operating income	107,894	598,003	462,274	295,711
Net income available to common shares	106,808	596,928	461,543	295,001
Basic earnings per share	$2.61	$14.76	$11.54	$7.51
Diluted earnings per share	$2.61	$14.46	$11.14	$7.21

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

(in thousands)	First	Second	Third	Fourth
2008:	Quarter	Quarter	Quarter	Quarter
Total net revenues (losses)	$(653,356)	$278,297	$(380,515)	$(905,705)
Operating income (loss)	(670,029)	262,603	(390,207)	(918,452)
Net income (loss) available to common shares	(670,078)	262,603	(390,219)	(918,452)
Basic earnings (loss) per share	$(14.85)	$5.81	$(8.63)	$(21.20)
Diluted earnings (loss) per share	$(14.85)	$5.78	$(8.63)	$(21.20)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
22. Primus Guaranty, Ltd. — Standalone Financial Statements
Primus Guaranty, Ltd.
Statements of Financial Condition

	December 31,
(in thousands)	2009	2008
Assets
Cash and cash equivalents	$12,513	$42,909
Available-for-sale investments	26,004	21,248
Accrued interest receivable	320	396
Prepaid expenses	1,629	1,518
Intercompany receivable	1,098	558
Intercompany loans	11,742	11,742
Debt issuance costs, net	2,976	3,587
Other assets	2,893	7,813

Total assets	59,175	89,771

Liabilities and shareholders’ equity
Accounts payable	$232	$391
Interest payable	—	54
Long-term debt	96,451	117,535
Intercompany payable	341	5
Losses of subsidiaries in excess of investments	304,700	1,774,742

Total liabilities	401,724	1,892,727

Common shares	3,061	3,263
Additional paid-in-capital	280,685	281,596
Accumulated other comprehensive income	2,148	908
Retained earnings (deficit)	(628,443)	(2,088,723)

Total shareholders’ equity (deficit)	(342,549)	(1,802,956)

Total liabilities and shareholders’ equity	$59,175	$89,771

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Standalone Financial Statements
Primus Guaranty, Ltd.
Statements of Operations

	Years Ended December 31,
(in thousands)	2009	2008	2007
Revenues
Interest income	$1,001	$2,285	$5,157
Intercompany interest income	984	1,014	—
Gain on retirement of long-term debt	8,174	9,716	—
Other income, net	18	—	—

Total revenues	10,177	13,015	5,157

Expenses
Intercompany expenses *	5,239	4,761	7,687
Share compensation	317	371	367
Interest expense	2,974	6,874	8,458
Professional and legal fees	2,820	1,288	809
Other	398	705	374

Total expenses	11,748	13,999	17,695

Loss before equity in earnings (loss) of subsidiaries	(1,571)	(984)	(12,538)
Equity in earnings (loss) of subsidiaries, net of tax	1,461,851	(1,715,162)	(551,003)

Net income (loss)	$1,460,280	$(1,716,146)	$(563,541)

*	Charges for services provided by subsidiaries under modified intercompany service agreement.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Standalone Financial Statements
Primus Guaranty, Ltd.
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$1,460,280	$(1,716,146)	$(563,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	4,728	4,611	3,748
Amortization of debt issuance costs	113	143	146
Net amortization of premium and discount on securities	131	(218)	—
Change in accumulated comprehensive (income) loss of subsidiaries	(236)	4,792	(2,337)
Gain on retirement of long-term debt	(8,173)	(9,716)	—
Equity in subsidiaries’ (earnings) loss, net of tax	(1,461,851)	1,715,162	551,003
Increase (decrease) in cash resulting from changes in:
Intercompany receivables/payables and loans	(204)	2,403	(16,032)
Accrued interest receivable	76	(396)	—
Prepaid expenses and other assets	(1,167)	(1,081)	(234)
Accounts payable	(159)	77	4
Interest payable	(54)	(55)	12

Net cash used in operating activities	(6,516)	(424)	(27,231)

Cash flows from investing activities:
Purchases of available-for-sale investments	(20,566)	(28,861)	—
Maturities and sales of available-for-sale investments	17,154	6,567	—
Net return from (investment in) subsidiaries	(3,679)	3,808	(21,810)

Net cash used in investing activities	(7,091)	(18,486)	(21,810)

Cash flows from financing activities:
Payments for retirement of long-term debt	(6,437)	(5,057)	—
Purchase and retirement of common shares	(10,352)	(3,579)	(1,170)
Proceeds from exercise of warrants	—	—	7,335
Proceeds from exercise of options	—	—	557

Net cash provided by (used in) financing activities	(16,789)	(8,636)	6,722

Net decrease in cash	(30,396)	(27,546)	(42,319)
Cash and cash equivalents at beginning of year	42,909	70,455	112,774

Cash and cash equivalents at end of year	$12,513	$42,909	$70,455

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
Item 9B. Other information
None.
All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2009 have been so reported.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors is set forth under “Election of Directors” in the Company’s Proxy Statement to be filed on or before April 30, 2010 (the “Proxy Statement”), which is incorporated in this Item 10 by reference.
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
Item 11. Executive Compensation
Information regarding compensation of the Company’s executive officers is set forth under “Executive Officers — Summary Compensation Table” in the compensation tables in the Proxy Statement, which is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation agreements) approved by security holders and under which our equity securities are authorized for issuance.

	(a)
	Number of		(c)
	Securities to be	(b)	Number of Securities
	Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding	Outstanding	Compensation Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a)
Share Awards(1) (2)	2,364,510
Options	884,564	$11.45

Equity compensation plans approved by security holders	3,249,074		6,322,440

Equity compensation plans not approved by security holders (3)	408,000		408,000

Total	3,657,074		5,914,440

(1)	Includes share units and performance shares, assuming target performance.

(2)	Includes 141,974 shares issued to directors in January 2010 as compensation for their board service for 2009.

(3)	Includes 378,000 share units granted in 2009 with respect to newly hired employees in connection with the Company’s acquisition of CypressTree Investment Management, LLP.
Information regarding security ownership of certain beneficial owners and management is set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding relationships and related transactions and director independence is set forth under “Corporate Governance” in the Proxy Statement, which is incorporated in this Item 13 by reference.
Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services will be set forth under “Appointment of Independent Auditors–Fees of the Independent Auditors” in the Proxy Statement, which is incorporated in this Item 14 by reference.

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
(c) Exhibits

Index to Exhibits

Number	Exhibit

3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to the S-1 dated July 23, 2004)

3.2	Bye-laws (Incorporated by reference to Exhibit 3.2 to the S-1/A dated June 10, 2004)

4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to the S-1/A dated July 23, 2004)

4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)

4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

4.4	Form of 7% Senior Notes due 2036 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

10.1	Amended and Restated Employment Agreement with Thomas W. Jasper, dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 17, 2008)

10.2	Employment Letter with Richard Claiden, dated October 20, 2003 (Incorporated by reference to Exhibit 10.3 to the S-1/A dated June 10, 2004)

10.3	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the S-1/A dated June 10, 2004)

10.4	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the S-1 dated April 26, 2004)

10.5	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 14, 2008)

10.6	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to the S-1 dated April 26, 2004)

10.7	Primus Guaranty, Ltd. Senior Management Severance Pay Plan, (As amended through July 30, 2008) (Incorporated by reference to Exhibit 10.7 to the Form 10-K filed on March 16, 2009)

10.8	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to the S-1 dated April 26, 2004)

10.9	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the S-1/A dated June 10, 2004)

10.10	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to the S-1/A dated September 24, 2004)

10.11	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan effective December 31, 2007 and amended on December 29, 2008 (Incorporated by reference to Exhibit 10.11 to the Form 10-K file on March 16, 2009)

10.12	Primus Guaranty, Ltd. Incentive Compensation Plan (including amendments through January 28, 2009) (Incorporated by reference to Exhibit 10.12 to the Form 10-K filed on March 16, 2009)

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

21	Subsidiaries of Primus Guaranty, Ltd.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)
By:	/s/ Thomas W. Jasper
Thomas W. Jasper
Chief Executive Officer

Dated: March 16, 2010
Power of Attorney
Each of the officers and directors of Primus Guaranty, Ltd. whose signature appears below, in so signing, also makes, constitutes and appoints each of Thomas W. Jasper, Richard Claiden and Vincent B. Tritto, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power of substitution and re-substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith, and to perform any acts necessary or advisable to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Jasper Thomas W. Jasper	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/s/ Richard Claiden Richard Claiden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ Michael P. Esposito, Jr. Michael P. Esposito, Jr.	Director and Chairman of the Board	March 16, 2010

/s/ David E. Czerniecki David E. Czerniecki	Director	March 16, 2010

/s/ Frank P. Filipps Frank P. Filipps	Director	March 16, 2010

/s/ Paul S. Giordano Paul S. Giordano	Director	March 16, 2010

Signature	Title	Date

/s/ Thomas J. Hartlage Thomas J. Hartlage	Director	March 16, 2010

/s/ Robert R. Lusardi Robert R. Lusardi	Director	March 16, 2010

/s/ James H. MacNaughton James H. MacNaughton	Director	March 16, 2010

/s/ John A. Ward, III John A. Ward, III	Director	March 16, 2010