Form 10-Q
period 2010-03-31
PRIMUS GUARANTY LTD
filed 2010-05-17
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2010, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 39,000,883.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended March 31, 2010

Part I. Financial Information

Item 1.	Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(in thousands except share amounts)

	March 31,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$146,961	$299,514
Investments (includes $353,200 and $274,275 at fair value)	353,370	274,444
Restricted cash and investments	128,419	127,116
CLO cash and cash equivalents	138,606	—
CLO loans and securities, at fair value	2,488,530	—
CLO other assets	28,516	—
Accrued interest and premiums	7,172	6,163
Unrealized gain on credit swaps, at fair value	1,873	2,207
Goodwill and other intangible assets	7,865	8,017
Other assets	12,096	15,286

Total assets	$3,313,408	$732,747

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$2,923	$7,855
Unrealized loss on credit swaps, at fair value	564,436	691,905
Payable for credit events	5,327	28,596
CLO notes, at fair value	2,208,804	—
CLO other liabilities	85,385	—
Long-term debt	233,865	244,051
Other liabilities	18,815	9,787

Total liabilities	3,119,555	982,194

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 39,045,501 and 38,267,546 shares issued and outstanding at March 31, 2010 and December 31, 2009	3,124	3,061
Additional paid-in capital	281,178	280,685
Accumulated other comprehensive income (loss)	2,431	2,148
Retained earnings (deficit)	(541,034)	(628,443)
Appropriated retained earnings from CLO consolidation	355,052	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	100,751	(342,549)
Preferred securities of subsidiary	93,102	93,102

Total equity (deficit)	193,853	(249,447)

Total liabilities and equity (deficit)	$3,313,408	$732,747

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenues
Net credit swap revenue	$87,530	$110,881
Net CLO revenue	77,593	—
CLO interest income	23,422	—
Asset management and advisory fees	291	419
Interest income	2,700	2,373
Gain on retirement of long-term debt	4,757	5,759
Impairment loss on investments	—	(609)
Other income (loss)	69	(76)

Total revenues	196,362	118,747

Expenses
CLO interest expense	5,837	—
CLO other expenses	990	—
Compensation and employee benefits	5,425	4,715
Professional and legal fees	1,639	1,421
Interest expense	1,869	2,758
Other	3,536	1,959

Total expenses	19,296	10,853

Income before provision for income taxes	177,066	107,894
Provision for income taxes	143	142

Net income	176,923	107,752
Distributions on preferred securities of subsidiary	988	944
Less: Net income attributable to non-parent interests in CLOs	89,413	—

Net income available to common shares	$86,522	$106,808

Income per common share:
Basic	$2.24	$2.61
Diluted	$2.15	$2.61
Average common shares outstanding:
Basic	38,686	40,861
Diluted	40,280	40,888
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income available to common shares	$86,522	$106,808
Net income attributable to non-parent interests in CLOs	89,413	—
Distributions on preferred securities of subsidiary	988	944

Net income	176,923	107,752
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items included in net income:
Net unrealized gains on CLO loans and securities	(62,077)	—
Net unrealized losses on CLO notes	14,143	—
Net realized gains by the CLOs	(26,758)	—
Net unrealized gains on credit swaps	(127,136)	(122,890)
Gain on retirement of long-term debt	(4,757)	(5,759)
Impairment loss on available-for-sale investments	—	609
Other	2,574	829
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	(46,468)	—
CLO other assets	11,317	—
CLO other liabilities	41,969	—
Restricted cash	(993)	—
Accrued interest and premiums	(1,009)	1,932
Other assets	2,068	939
Trading account assets	(26,698)	110
Accounts payable and accrued expenses	(4,932)	(144)
Payable for credit events	(23,269)	9,530
Other liabilities	9,027	(27)

Net cash used in operating activities	(66,076)	(7,119)

Cash flows from investing activities
Proceeds from sale of CLO loans and securities	222,496	—
Purchases of CLO loans and securities	(228,413)	—
Payments received from CLO investments	—	94
Purchases of available-for-sale investments	(78,928)	—
Maturities and sales of available-for-sale investments	22,716	252,196

Net cash provided by (used in) investing activities	(62,129)	252,290

Cash flows from financing activities
Repayment of CLO notes by the CLOs	(15,623)	—
Retirement of long-term debt	(6,665)	(4,351)
Purchase and retirement of common shares	(1,034)	(1,252)
Net preferred distributions of subsidiary	(988)	(944)

Net cash used in financing activities	(24,310)	(6,547)

Net effect of exchange rate changes on cash	(38)	(75)
Net increase (decrease) in cash	(152,553)	238,549
Cash and cash equivalents at beginning of period	299,514	280,912

Cash and cash equivalents at end of period	$146,961	$519,461

Supplemental disclosures
Cash paid for interest	$738	$2,833
Cash paid for taxes	$40	$8
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(in thousands)

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009

Common shares
Balance at beginning of period	$3,061	$3,263
Common shares purchased and retired	(10)	(275)
Shares issued under employee compensation plans	73	73

Balance at end of period	3,124	3,061

Additional paid-in capital
Balance at beginning of period	280,685	281,596
Common shares purchased and retired	(1,097)	(10,150)
Shares vested under employee compensation plans	1,590	4,728
Preferred shares purchased by subsidiary	—	4,511

Balance at end of period	281,178	280,685

Accumulated other comprehensive income (loss)
Balance at beginning of period	2,148	908
Adoption of ASC Topic 810, Consolidation	(1,061)	—
Foreign currency translation adjustments	(38)	232
Change in unrealized holding gains on available-for-sale securities	1,382	1,008

Balance at end of period	2,431	2,148

Retained earnings (deficit)
Balance at beginning of period	(628,443)	(2,088,723)
Adoption of ASC Topic 810, Consolidation	887	—
Net income	176,923	1,463,697
Net income attributable to non-parent interests	(89,413)	—
Distributions on preferred securities of subsidiary	(988)	(3,417)

Balance at end of period	(541,034)	(628,443)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	265,639	—
Net income attributable to non-parent interests in CLOs	89,413	—

Balance at end of period	355,052	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	100,751	(342,549)

Preferred securities of subsidiary
Balance at beginning of period	93,102	98,521
Net purchase of preferred shares	—	(5,419)

Balance at end of period	93,102	93,102

Total equity (deficit) at end of period	$193,853	$(249,447)

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization
Primus Guaranty, Ltd., together with its consolidated wholly owned subsidiaries and, as the context requires, with the collateralized loan obligations (“CLOs”) under management as required by ASC Topic 810, Consolidation (as discussed below) (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its two principal operating subsidiaries, Primus Asset Management, Inc. together with its wholly owned subsidiary CypressTree Investment Management, LLC (collectively “Primus Asset Management”) and Primus Financial Products, LLC (together with its consolidated wholly owned subsidiaries, “Primus Financial”).
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which required it to consolidate the assets, liabilities, revenues and expenses of the CLOs under its management.
Primus Asset Management, Inc. manages CLOs, collateralized swap obligations (“CSOs”), investment fund vehicles and separately managed accounts on behalf of third parties. Additionally Primus Asset Management acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management receives fees for its investment management services. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates.
Primus Financial Products, LLC, as a credit derivative product company (“CDPC”), was established to sell credit protection in the form of credit swaps primarily to global financial institutions and major credit swap dealers. During 2009, the Company announced its intention to amortize Primus Financial Products LLC’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio.
2. Summary of Significant Accounting Policies
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC” or “Codification”) which becomes the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of the U.S. federal securities law are also sources of authoritative GAAP for SEC registrants. This guidance, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, was adopted by the Company on July 1, 2009. As of the effective date, the Codification supersedes all pre-existing non-SEC accounting and reporting standards. Under the Codification, the FASB issues new standards in the form of Accounting Standards Updates (“ASUs”).

Notes to Condensed Consolidated Financial Statements (Unaudited)
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Primus Guaranty, Ltd. have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation pursuant to these requirements have been included. The results of operations for any interim period are not necessarily indicative of the results for a full year.
Commencing with the first quarter of 2010, the Company’s segment reporting has been modified. The Company’s operations are reorganized into two segments for financial reporting purposes: (i) credit protection, asset management and corporate, and (ii) the CLOs on a standalone basis. The condensed consolidated financial statements are presented in U.S. dollar equivalents. During the periods presented, the Company’s credit swap activities were conducted in U.S. dollars and euros.
Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income available to common shares as a result of these reclassifications.
Impact of Adoption of ASC Topic 810, Consolidation
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which modified the previous analysis required to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in entities that are variable interest entities (“VIEs”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities and an obligation to absorb losses or the right to receive benefits that could be potentially significant to a VIE. The Company is required to consolidate the VIE if it is determined to be the primary beneficiary.
The Company’s current involvement with VIEs is primarily through activities of Primus Asset Management, which acts as collateral manager for eight CLOs. The Company performed an analysis to determine if it is the primary beneficiary under the accounting standard. The analysis indicated that Primus Asset Management has the power to direct the activities of each CLO. In addition, the variability of both management fees and the Company’s investment in the junior subordinated notes or preferred shares issued by certain CLOs indicated an obligation to absorb losses or a right to receive benefits that are potentially significant to each CLO. The analysis concluded that Primus Asset Management is the primary beneficiary of the CLOs under management and therefore, the CLOs under management are required to be consolidated into the Company’s financial statements.
Upon adoption of this accounting change on January 1, 2010, the Company consolidated all eight of the CLOs Primus Asset Management manages. The consolidation of these CLOs resulted in an increase for the Company in total assets of $2.5 billion, an increase in total liabilities of $2.3 billion and an increase to total shareholders’ equity of $266 million on January 1, 2010. The $266 million increase in shareholders’ equity is not available to the common shareholders of Primus Guaranty. See note 5 of these notes to condensed consolidated financial statements for further discussion.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Although these CLOs are consolidated, the assets of the CLOs are not available to Primus Guaranty for its general operations or in satisfaction of its debt obligations. Primus Guaranty does not have any rights to or ownership of these assets. The assets of the CLOs are restricted solely to satisfy the liabilities of the CLOs. Similarly, Primus Guaranty does not have any obligation to settle the liabilities of the CLOs. In addition, Primus Guaranty investments in the CLOs and management fees receivable will be eliminated in consolidation. Primus Guaranty has no contractual obligation to fund or provide other financial support to any CLO.
Appropriated Retained Earnings from CLO Consolidations
As a result of the adoption of ASC Topic 810, Consolidation, the Company established an “appropriated retained earnings from CLO consolidations” account in the shareholders’ equity section on the condensed consolidated statements of financial condition. Upon consolidation of the CLOs under management, the Company elected fair value option treatment under ASC Topic 825-10-25 to measure the CLO loans (including unfunded loan commitments) and securities and the CLO notes. The Company has determined that measurement of the CLO notes issued by CLOs at fair value better correlates with the value of the CLO loans and securities held by CLOs, which are held to provide the cash flows for the note obligations. Upon initial consolidation of the CLOs on January 1, 2010, the difference between the fair value amounts of the CLO assets and CLO liabilities was recorded in appropriated retained earnings from CLO consolidations as a cumulative effect adjustment. Subsequent to January 1, 2010, the net income or loss attributable to non-parent interests in the CLOs for each period will also be reflected in this account.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including CLOs, for which Primus Guaranty is deemed to be the primary beneficiary. All significant intercompany balances have been eliminated.
Other Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 under the fair value hierarchy. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for certain additional disclosures regarding activity in Level 3 fair value measurements. Since these amended principles require only additional disclosures concerning fair value measurements, adoption of ASU No. 2010-06 will not affect the Company’s financial condition, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Investments
The following tables summarize the composition of the Company’s investments at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$322,773	$3,044	$(467)	$325,350
ABS bonds	1,224	—	(72)	1,152

Total available-for-sale	323,997	3,044	(539)	326,502

Trading:
Corporate loans and debt securities	26,673	123	(98)	26,698

Total trading	26,673	123	(98)	26,698

Held-to-maturity:
Certificate of deposit	170	—	—	170

Total held-to-maturity	170	—	—	170

Total investments	$350,840	$3,167	$(637)	$353,370

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$271,809	$1,784	$(662)	$272,931
Investments in CLOs under management	203	1,062	—	1,265
ABS bonds	84	—	(5)	79

Total available-for-sale	272,096	2,846	(667)	274,275

Held-to-maturity:
Certificate of deposit	169			169

Total held-to-maturity	169	—	—	169

Total investments	$272,265	$2,846	$(667)	$274,444

The Company’s investments in the subordinated notes of the CLOs have been eliminated upon consolidation of the CLOs.
As of March 31, 2010, approximately $320.3 million, or approximately 98%, of the corporate debt securities will mature before November 2014. The ABS bonds are estimated to mature between 2010 and 2026, although the actual maturity of each may be sooner.
As of March 31, 2010, the Company has a restricted investment within restricted cash and investments, which is comprised of a corporate note issued by a counterparty. At December 31, 2010, the carrying value of this held to maturity restricted investment was $36.8 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
The tables below summarize the fair value of available-for-sale investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at March 31, 2010 and December 31, 2009 (in thousands): See note 6 of notes to these condensed consolidated financial statements for the fair value of the financial instruments held by the CLOs under management.

	March 31, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$97,875	$(353)	$2,394	$(114)	$100,269	$(467)
ABS bonds	1,224	(72)	—	—	1,224	(72)

Total	$99,099	$(425)	$2,394	$(114)	$101,493	$(539)

	December 31, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$121,983	$(405)	$2,248	$(257)	$124,231	$(662)
ABS bonds	79	(5)	—	—	79	(5)

Total	$122,062	$(410)	$2,248	$(257)	$124,310	$(667)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value of the investment; the intent to sell the investment or if it is more likely than not it will be required to sell the investment before recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows of the investment. If the Company, based on its evaluation, determines that the credit related impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the condensed consolidated statements of operations.
During the first quarter of 2010, it was determined that there was no credit related impairment losses on investments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Credit Swaps
Net Credit Swap Revenue
Net credit swap revenue as presented in the condensed consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps sold, before their stated maturity, realized losses on credit events and premium income or expense. The realization of gains or losses on the termination of credit swaps or credit events generally will result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.
Credit swaps sold by Primus Financial on a single corporate or sovereign issuer, specified as a Reference Entity are referred to as “single name credit swaps.” Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities reference residential mortgage-backed securities.
The table below presents the components of net credit swap revenue for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended
	March 31,
	2010	2009

Net premium income	$16,436	$22,469
Realized losses	(56,042)	(34,478)
Net change in unrealized gains	127,136	122,890

Net credit swap revenue	$87,530	$110,881

Credit Events and Terminations of Credit Swaps
During the three months ended March 31, 2010 and 2009, Primus Financial recorded in aggregate realized losses of $56.0 million and $34.5 million, respectively, related to risk mitigation transactions and credit events, as discussed below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Realized losses on single name credit swaps	$(19,223)	$(9,850)
Realized losses on tranches	(35,000)	—
Realized losses on CDS on ABS	(1,819)	(24,628)
Total realized losses	$(56,042)	$(34,478)

Notes to Condensed Consolidated Financial Statements (Unaudited)
Single Name Credit Swaps
During the three months ended March 31, 2010, Primus Financial terminated credit swaps sold referencing Ambac Financial Group, Inc. with a total notional amount of $70.0 million and paid the counterparties termination fees of approximately $19.2 million.
During the three months ended March 31, 2009, a credit event on one Reference Entity, Idearc Inc., occurred in Primus Financial’s credit swap portfolio with a total notional amount of $10.0 million. As a result, the Company recorded a realized loss of approximately $9.9 million, net of ABS recovery values, related to such credit event in the condensed consolidated results of operations.
Tranches
On February 11, 2010, Primus Financial completed a portfolio repositioning transaction with a bank counterparty. In connection with the transaction, Primus Financial terminated three tranche transactions of $300.0 million total notional principal and paid the counterparty a termination fee of $35.0 million.
CDS on ABS
During the three months ended March 31, 2010 and 2009, Primus Financial recorded realized losses of $1.8 million and $24.6 million, respectively, net of bond recovery values, which had been subject to credit events on its CDS on ABS portfolio.
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial continues to carry outstanding credit swaps at their fair value. LBSF has been obligated to pay approximately $12.8 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.6 million and $1.8 million on the credit swaps with LBSF during the three months ended March 31, 2010 and 2009, respectively. The cumulative amount of $12.8 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at March 31, 2010.
Credit Swap Portfolio Information
The tables below summarize, by credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of March 31, 2010 and December 31, 2009 (in thousands). Transactions with LBSF are included in the following tables and are noted as with a non rated counterparty.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
Aaa	$235,530	$(2,804)	$242,963	$(5,131)
Aa	1,864,740	(11,014)	2,031,359	(9,633)
A	4,745,154	(6,027)	5,012,922	(8,289)
Baa	4,517,260	(7,472)	4,666,038	(9,188)
Ba	773,001	(12,412)	848,426	(16,225)
B	122,265	(5,015)	230,642	(12,642)
Caa	120,000	(5,675)	40,000	(268)
Ca	97,815	(68,161)	198,087	(105,803)
C	35,000	(20,466)	—	—
D	28,500	(14,957)	41,000	(21,868)
Non rated	16,755	39	56,482	(628)

Total	$12,556,020	$(153,964)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
Aaa	$575,000	$(21,012)	$575,000	$(24,292)
Aa	2,275,000	(208,599)	2,275,000	(218,226)
A	300,000	(38,450)	300,000	(37,719)
Baa	550,000	(80,044)	550,000	(78,879)
Ba	50,000	(8,008)	100,000	(17,373)
B	—	—	200,000	(45,393)
Caa	—	—	50,000	(21,208)
Ca	50,000	(30,174)	50,000	(32,594)

Total	$3,800,000	$(386,287)	$4,100,000	$(475,684)

CDS on ABS:
Baa	$736	$(446)	$3,682	$(2,880)
C	28,000	(24,327)	28,000	(23,880)

Total	$28,736	$(24,773)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$55	$(4,120)	$25
Ca	—	—	(4,040)	2,396
C	(4,040)	2,406	—	—

Total	$(8,160)	$2,461	$(8,160)	$2,421

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Moody’s Rating Category	Amount	Value	Amount	Value

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
Aaa	$10,000	$(63)	$10,000	$(178)
Aa	9,210,723	(101,039)	9,764,609	(134,586)
A	2,079,972	(24,832)	2,301,902	(26,916)
Baa	65,000	28	75,000	47
Non rated	1,190,325	(28,058)	1,216,408	(28,042)

Total	$12,556,020	$(153,964)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
Aa	$3,350,000	$(319,953)	$3,650,000	$(409,802)
A	450,000	(66,334)	450,000	(65,882)

Total	$3,800,000	$(386,287)	$4,100,000	$(475,684)

CDS on ABS:
Aa	$5,000	$(4,430)	$5,000	$(4,357)
A	18,736	(16,013)	21,682	(18,023)
Non rated	5,000	(4,330)	5,000	(4,380)

Total	$28,736	$(24,773)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name:
Aa	$(8,160)	$2,461	$(8,160)	$2,421

Total	$(8,160)	$2,461	$(8,160)	$2,421

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$235,530	$(2,804)	$347,963	$(5,765)
AA	1,468,315	(7,417)	1,449,137	(7,442)
A	5,180,910	(8,703)	5,656,180	(11,217)
BBB	4,693,664	(8,121)	4,730,878	(8,438)
BB	567,266	(13,166)	598,908	(16,584)
B	147,265	(2,058)	189,284	(2,726)
CCC	85,000	(5,705)	85,000	(8,864)
CC	132,815	(88,628)	213,087	(106,143)
D	28,500	(17,401)	41,000	(21,868)
Non rated	16,755	39	56,482	(628)

Total	$12,556,020	$(153,964)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AAA	$2,050,000	$(169,477)	$1,575,000	$(120,112)
AA	800,000	(60,134)	1,275,000	(122,406)
BBB	750,000	(104,784)	750,000	(103,601)
BB	150,000	(21,718)	100,000	(12,997)
B	—	—	100,000	(17,373)
CCC	—	—	200,000	(45,393)
CC	50,000	(30,174)	—	—
C	—	—	100,000	(53,802)

Total	$3,800,000	$(386,287)	$4,100,000	$(475,684)

CDS on ABS:
BBB	$736	$(446)	$3,682	$(2,880)
B	—	—	5,000	(4,357)
CCC	18,000	(15,460)	13,000	(10,534)
CC	10,000	(8,867)	10,000	(8,989)

Total	$28,736	$(24,773)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$55	$(4,120)	$25
CC	(4,040)	2,406	(4,040)	2,396

Total	$(8,160)	$2,461	$(8,160)	$2,421

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
S&P Rating Category	Amount	Value	Amount	Value

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$3,070,204	$(14,735)	$3,263,322	$(25,340)
A	8,295,491	(111,171)	8,888,189	(136,293)
Non rated	1,190,325	(28,058)	1,216,408	(28,042)

Total	$12,556,020	$(153,964)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AA	$1,850,000	$(191,651)	$1,850,000	$(199,745)
A	1,500,000	(128,302)	1,800,000	(210,057)
BBB	450,000	(66,334)	450,000	(65,882)

Total	$3,800,000	$(386,287)	$4,100,000	$(475,684)

CDS on ABS:
A	$23,736	$(20,443)	$26,682	$(22,380)
Non rated	5,000	(4,330)	5,000	(4,380)

Total	$28,736	$(24,773)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name:
A	$(8,160)	$2,461	$(8,160)	$2,421

Total	$(8,160)	$2,461	$(8,160)	$2,421

Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF), as of March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$6,440,815	$(126,829)	$6,836,087	$(161,513)
Europe	5,513,205	(24,123)	5,869,832	(24,249)
Asia-Pacific	562,000	(2,997)	522,000	(3,714)
Others	40,000	(15)	140,000	(199)

Total	$12,556,020	$(153,964)	$13,367,919	$(189,675)

By Counterparty:
North America	$5,943,906	$(65,220)	$6,359,144	$(76,784)
Europe	6,495,114	(87,978)	6,891,775	(111,894)
Asia-Pacific	117,000	(766)	117,000	(997)

Total	$12,556,020	$(153,964)	$13,367,919	$(189,675)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(41,800)	$600,000	$(47,099)
Europe	3,200,000	(344,487)	3,500,000	(428,585)

Total	$3,800,000	$(386,287)	$4,100,000	$(475,684)

CDS on ABS
By Reference Entity:
North America	$28,736	$(24,773)	$31,682	$(26,760)

Total	$28,736	$(24,773)	$31,682	$(26,760)

By Counterparty:
North America	$18,736	$(16,462)	$21,682	$(18,830)
Europe	10,000	(8,311)	10,000	(7,930)

Total	$28,736	$(24,773)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(8,160)	$2,461	$(8,160)	$2,421

Total	$(8,160)	$2,461	$(8,160)	$2,421

By Counterparty:
Europe	$(8,160)	$2,461	$(8,160)	$2,421

Total	$(8,160)	$2,461	$(8,160)	$2,421

Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the distribution of the credit swap portfolio (including transactions with LBSF), by year of maturity as of March 31, 2010 and December 31, 2009 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	March 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2010	$4,869,299	$(7,371)	$5,435,860	$(24,057)
2011	2,449,720	(87,247)	2,510,612	(101,066)
2012	4,250,011	(64,383)	4,394,718	(69,285)
2013	986,990	5,037	1,026,729	4,733

Total	$12,556,020	$(153,964)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(12,365)	$375,000	$(13,350)
2013	100,000	(38,182)	200,000	(71,175)
2014	3,325,000	(335,740)	3,525,000	(391,159)

Total	$3,800,000	$(386,287)	$4,100,000	$(475,684)

CDS on ABS
Estimated Year of Maturity
2010	$10,000	$(8,867)	$10,000	$(8,989)
2011	13,000	(11,579)	16,682	(14,199)
2012	5,000	(3,881)	5,000	(3,572)
2014	736	(446)	—	—

Total	$28,736	$(24,773)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(8,160)	$2,461	$(8,160)	$2,421

Total	$(8,160)	$2,461	$(8,160)	$2,421

Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Variable Interest Entities and CLOs
The Company’s current involvement with VIEs is primarily through activities of Primus Asset Management, which acts as collateral manager for eight CLOs and earns asset management fees, subject to the terms of each collateral management agreement.
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
CLOs
A CLO is a special purpose vehicle set up to hold and manage pools of loans. The special purpose vehicle is financed with several tranches of debt, which generally are rated by the ratings agencies, which have rights to the collateral and payment stream in descending order. In addition, there is a subordinated tranche, which absorbs the first loss and which is usually not rated.
The loans held by a CLO generally are senior secured loans to companies rated below investment grade (BB+ and below by Standard & Poor’s and Ba1 and below by Moody’s Investor Services). The investments in a CLO are constrained by investment guidelines agreed with the ratings agencies which, among other criteria, generally provide for diversification across a number of industries and limits on overall risk to any single industry or issuer. Generally the loans are floating rate instruments and pay interest at a specified spread over LIBOR. Most CLOs have a defined investment period when they are allowed to make investments or reinvest capital as it comes available.
CLOs typically issue a series of notes with varying ratings, size and levels of subordination. The most senior notes, generally rated AAA/Aaa, generally represent 70% to 80% of the total liabilities of each CLO. The AAA class of notes is issued at a specified spread over LIBOR and under a defined payment waterfall which provides them with a first claim on the cash paid out by the CLO’s investments. The notes next in line in the waterfall generally have ratings ranging from AA/Aa to BB/Ba and also are issued at a specified spread over LIBOR with higher spreads paid to noteholders at lower rating levels. These classes of notes receive payments under a defined payment waterfall from the CLOs investments and are paid only after higher rated tranches are paid. The most junior subordinated class of debt (or preferred shares) generally receive no coupon payments but are entitled to receive any residual cash flow from the CLO’s investments after all other classes are paid.
CLOs generally appoint a collateral manager to manage the investments in the vehicle. CLO managers are paid fees generally structured around senior fees, which rank high in the defined payment waterfall, and subordinated fees, which rank much lower in the payment waterfall. They also utilize a bank trustee, which is responsible for holding the vehicle’s investments, collecting investment income and distributing that income to noteholders and paying the manager and other service providers as specified in the payment waterfall. Generally, CLOs have a stated maturity date generally in the range of 10-12 years. At maturity, or when called, all net investment capital in the CLO is distributed according to the defined payment waterfall.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Primus Guaranty’s risk with respect to a CLO under management is confined to any investment in the junior subordinated notes or preferred shares issued by the CLO and any uncollected management fees. Primus Guaranty has no rights to the benefits from the CLOs, other than its investment in the subordinated notes and preferred shares in the CLOs, and management fees generated from the CLOs. If Primus Guaranty were to liquidate, the assets of the CLOs would not be available to the general creditors of Primus Guaranty, and as a result, the Primus Guaranty does not consider investments held by the CLOs under management to be its assets. Additionally, the investors in the CLOs have no recourse to the general credit of the Primus Guaranty for the notes issued by the CLOs. Therefore, Primus Guaranty does not consider this debt to be its legal liability.
The Company has determined that although the junior subordinated notes issued by the CLOs under management have certain characteristics of equity, they should be accounted for, and disclosed as, debt on the Company’s condensed consolidated statements of financial condition. The preferred shares have certain characteristics of debt and are also classified as debt on the Company’s condensed consolidated statements of financial condition.
Since the adoption of ASC Topic 810, Consolidation is applied on a prospective basis; the Company’s condensed consolidated statement of operations reflects the elimination of asset management fees earned from the CLOs, changes in the fair value attributable to Primus Guaranty’s investment in the CLOs, and includes the revenues and expenses of the CLOs for the three months ended March 31, 2010.
The following table presents the components of net CLO revenue for the three months ended March 31, 2010 (in thousands):

Three Months Ended
March 31, 2010
Net CLO Revenue
Net realized gains on loans and securities	$29,566
Net unrealized gains on CLO loans and securities	62,077
Net realized losses on CLO notes	(2,809)
Net unrealized loss on CLO notes	(10,976)
Other income (loss)	(265)

Total Net CLO revenue	$77,593

Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Financial Instruments and Fair Value Disclosures
A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques and considers the fair value hierarchy.
The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques using unobservable inputs (Level 3). Observable inputs are inputs that market participants would use in pricing the asset or liability that are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. These valuation techniques involve some level of management estimation and judgment. The degree to which management’s estimation and judgment is required is generally dependent upon the market price transparency for the instruments, the availability of observable inputs, frequency of trading in the instruments and the instrument’s complexity.
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
Cash and cash equivalents, which include deposits in banks, money market accounts, money market funds and CLO cash and cash equivalents, are categorized within Level 1.
•	Level 2 — Valuations based on quoted prices in markets that are not considered to be active; or valuations for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.
Corporate debt securities, interest rate swap and CLO loans and securities are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets in the condensed consolidated statements of financial condition.
•	Level 3 — Valuations in which a significant input or inputs are unobservable and that are supported by little or no market activity.
The fair value of the credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk as discussed below. In addition, CLO notes, trading account assets, ABS bonds and contingent consideration payments are categorized within Level 3. The contingent consideration payments are included in other liabilities in the condensed consolidated statements of financial condition.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of CLO Assets and Liabilities
At March 31, 2010 the aggregate fair value of the CLO loans and securities was approximately $2.5 billion. At March 31, 2010, the aggregate contractual principal amount of the CLO loans and securities was $2.7 billion. At March 31, 2010, CLO loans and securities in nonaccrual status were approximately $103.4 million in aggregate unpaid principal balance with a fair value of $36.7 million. At March 31, 2010, the aggregate fair value of CLO loans and securities that are 90 days or more past due was $35.2 million.
At March 31, 2010, the total outstanding fair value of all the CLO notes and preferred shares issued by the CLOs under management was $2.2 billion. At March 31, 2010, the aggregate unpaid principal balance of the CLO notes was approximately $2.9 billion.
Interest income of CLO loans and securities results from interest generated by the collateral assets held by the CLOs, which is used to satisfy the interest expense of the CLO notes issued by the CLOs. The Company generally places CLO loans and securities on nonaccrual status when full and timely collection of interest or principal becomes uncertain or when loans are 90 days past due as to either principal or interest. Previously accrued but unpaid interest is reversed and charged against interest income. Interest payments received on nonaccrual loans are recorded as interest income.
Valuation Techniques
A description of the valuation techniques applied to the CLO assets, which primarily include CLO loans and securities, and CLO liabilities, which primarily include CLO notes measured at fair value follows.
Valuation Techniques — CLO loans and securities
Loans and other securities held by the CLOs under management are classified as trading account assets and are carried at fair value. The fair values of the CLO loans and securities are derived from prices obtained from an independent third-party pricing source.
Valuation Techniques — CLO notes
The notes issued by the CLOs under management are carried at fair value based on the Company’s election for fair value under ASC Topic 825, Financial Instruments. There is no observable market or pricing for the notes issued by the Company’s CLOs under management. However, indicative pricing quotes for certain CLO notes are available. The Company uses this data to compute discount rates appropriate to each tranche of notes issued by the CLOs under management. The discount rates are applied to projected future cash flow models which have been constructed for each of the CLOs under management to derive the fair value of the notes issued by each CLO. The inputs to the projected future cash flow models include details of the loans and securities held by each CLO, projected future default rates, projected repayments of loans, projected future interest rates and a representation of the requirements of the indenture for each CLO (the “waterfall”).
Nonperformance Risk Adjustment -Credit Swap Portfolio
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value in the condensed consolidated statements of financial condition as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$716,165	$906,382
Nonperformance risk adjustments	(151,729)	(214,477)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$564,436	$691,905

The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net credit swap revenue without nonperformance risk adjustments	$150,284	$193,315
Nonperformance risk adjustments	62,754	82,434

Net credit swap revenue after nonperformance risk adjustments	$87,530	$110,881

Fair Value Hierarchy Tables
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$146,961	$—	$—	$146,961
Investments	—	352,048	1,152	353,200
CLO cash and cash equivalents	138,606	—	—	138,606
CLO loans and securities		2,488,530	—	2,488,530
Unrealized gain on credit swaps	—	—	1,873	1,873
Other assets	—	3,223	—	3,223

Total Assets	$285,567	$2,843,801	$3,025	$3,132,393

Liabilities
Unrealized loss on credit swaps	$—	$—	$564,436	$564,436
Other liabilities	—	—	6,812	6,812
CLO notes	—	—	2,208,804	2,208,804

Total Liabilities	$—	$—	$2,780,052	$2,780,052

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Quoted Prices
	in	Significant		Total
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$299,514	$—	$—	$299,514
Investments	—	272,931	1,344	274,275
Unrealized gain on credit swaps	—	—	2,207	2,207
Other assets	—	1,837	—	1,837

Total Assets	$299,514	$274,768	$3,551	$577,833

Liabilities
Unrealized loss on credit swaps	$—	$—	$691,905	$691,905
Other liabilities			5,470	5,470

Total Liabilities	$—	$—	$697,375	$697,375

Level 3 Assets and Liabilities Reconciliation Tables
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Unrealized		Trading	Available-for-
	Gain on		Account	Sale
	Credit Swaps	Investments	Assets	Investments

Balance, beginning of period	$2,207	$1,344	$3,940	$796
Realized losses	—	—	—	(614)
Unrealized gains (losses)	(334)	(54)	(110)	171
Purchases, sales, issuances and settlements	—	(138)	—	12

Balance, end of period	$1,873	$1,152	$3,830	$365

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
			Unrealized	Unrealized
		Other	Loss on Credit	Loss on Credit
	CLO Notes	Liabilities	Swaps	Swaps

Balance, beginning of period	$—	$(5,470)	$(691,905)	$(2,173,461)
Adoption of ASC Topic 810, Consolidation	(2,210,642)	—	—	—
Realized losses	(2,809)	—	56,042	34,478
Unrealized gains (losses)	(10,976)	(1,342)	71,427	88,412
Purchases, sales, issuances and settlements	15,623	—	—	—

Balance, end of period	$(2,208,804)	$(6,812)	$(564,436)	$(2,050,571)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in the “Net credit swap revenue (loss)” caption in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period. Unrealized losses on Level 3 liabilities (other liabilities) are included in the “Other expense” caption in the condensed consolidated statements of operations. Unrealized losses on Level 3 liabilities (CLO notes) are included in “Net CLO revenue” caption in the condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Instruments Not Carried at Fair Value
The Company’s long-term debt is recorded at historical amounts. At March 31, 2010, the carrying value and fair value of the original face value $125 million, 7% Senior Notes (“the 7% Senior Notes”) were $94.5 million and $64.3 million, respectively. During the three months ended March 31, 2010, the Company repurchased $72.3 thousand of face value of its 7% Senior Notes. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price.
At March 31, 2010, the carrying value of Primus Financial’s subordinated deferrable interest notes was $136.1 million. During the three months ended March 31, 2010, Primus Financial repurchased $11.5 million of face value of its subordinated deferral interest notes at a cost of $6.6 million, which resulted in a net realized gain of $4.7 million on retirement of long-term debt. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no consistent market activity or pricing of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.53% for the three month ended March 31, 2010, with the first maturity date on such notes scheduled in June 2021.
Fair Value Option
Effective January 1, 2008, ASC Topic 825, Financial Instruments, provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. ASC Topic 825, Financial Instruments, permits the fair value option election on an instrument by instrument basis at initial recognition of an eligible asset or eligible liability, that otherwise are not accounted for at fair value under other accounting standards. Upon adoption of ASC Topic 825, Financial Instruments, as of the effective date, the Company did not elect the fair value option on any of its existing eligible financial assets and liabilities.
Effective January 1, 2010, upon consolidation of the CLOs under management, the Company elected fair value option treatment under ASC Topic 825-10-25 to measure the CLO loans (including unfunded loan commitments) and securities and the CLO notes, as the determination of the carrying amounts was not practicable. The Company has determined that measurement of the CLO notes issued by CLOs at fair value better correlates with the value of the CLO loans and securities held by CLOs, which are held to provide the cash flows for the note obligations.
7. Primus Absolute Return Credit Fund and Primus Credit Strategies Fund
During the three months ended March 31, 2010, the Company launched two funds, Primus Absolute Return Credit Fund and Primus Credit Strategies Fund. The funds invest primarily in corporate debt securities and loans. At March 31, 2010, the Company had invested an aggregate of $40.0 million in these funds as seed capital. The Company is seeking to raise further capital for the funds from third parties. For accounting purposes, the funds are consolidated in the Company’s financial statements as of March 31, 2010 and their financial results are recorded in the condensed consolidated statements of operations. As of March 31, 2010, the funds had an aggregate of corporate debt securities and loans of $26.7 million, which have been classified as trading account assets and included in the Company’s condensed consolidated statements of financial condition.

Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Net earnings available to common shares	$86,522	$106,808
Weighted-average basic shares outstanding	38,686	40,861
Effect of dilutive instruments
Restricted share units	1,594	27

Diluted shares	40,280	40,888

Basic EPS	$2.24	$2.61
Diluted EPS	$2.15	$2.61
For the three months ended March 31, 2010 and 2009, approximately 0.9 million and 3.3 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
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
The fair value of share options granted is determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The fair value of performance shares awarded with a market condition are determined using a Monte Carlo simulation pricing model which requires certain estimates for values of variables used in the model. Performance shares with a market condition are amortized over the estimated expected term derived from the model. The Company did not grant any share options during the three months ended March 31, 2010 and 2009.
The Company recorded share compensation expense of approximately $1.6 million and $0.8 million during the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, total unrecognized share-based compensation expense related to nonvested share awards was $5.6 million. This expense is expected to be recognized over a weighted average period of 1.7 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Comprehensive Income
Comprehensive income for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$176,923	$107,752
Other comprehensive income (loss):
Foreign currency translation adjustments	(38)	(75)
Change in net unrealized gains (losses) on available-for-sale investments	1,382	(2,397)

Comprehensive income:	178,267	105,280
Less: Distributions on preferred securities of subsidiary	988	944
Less: Net income attributable to non-parent interests	89,413	—

Comprehensive income available to common shares	$87,866	$104,336

11. Income Taxes
Primus Guaranty and certain of its subsidiaries are currently under IRS audit for the tax years 2004 through 2006. The audit has not yet been completed and the outcome cannot be predicted with certainty. Should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, Primus Guaranty could be required to adjust its provision for income tax in the period such resolution occurs. Therefore, it is reasonably possible that Primus Guaranty’s unrecognized tax benefits could materially change in the next 12 months. However, because of the uncertainty of the potential outcome of outstanding issues in the audit, quantification of an estimated range for any provision can not be made at this time.
12. Subsequent Event
During April 2010, Primus Financial terminated additional credit swaps sold referencing Ambac Financial Group, Inc. with a total notional amount of $15 million and paid the counterparty termination fees of approximately $8.5 million.
13. Segment Reporting
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which significantly impacted the Company’s financial statements, which required it to consolidate the assets, liabilities, revenues and expenses of all eight of the CLOs under management. As a result of the adoption of ASC Topic 810, Consolidation, commencing with the first quarter of 2010, the Company’s segment reporting has been modified. The Company’s operations are reorganized into two segments for financial reporting purposes: (i) credit protection, asset management and corporate, and (ii) the CLOs on a standalone basis. Primus Guaranty’s credit protection, asset management and corporate business has not changed and is consistent with previous reporting.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs		Consolidated
	Corporate	Standalone	Eliminations	Totals
Revenues:
Net credit swap revenue	$87,530	$—	$—	$87,530
Net CLO revenue	—	74,426	3,167	77,593
CLO Interest income	—	23,422	—	23,422
Asset management and advisory fees	1,899	—	(1,608)	291
Interest income	2,700	—	—	2,700
Gain on retirement of long-term debt	4,757	—	—	4,757
Other income	3,236	—	(3,167)	69

Total revenues	$100,122	$97,848	$(1,608)	$196,362

Expenses:
CLO interest expense	$—	$5,837	$—	$5,837
CLO expenses	—	2,598	(1,608)	990
Compensation and employee benefits	5,425	—	—	5,425
Professional and legal fees	1,639	—	—	1,639
Interest expense	1,869	—	—	1,869
Other expenses	3,536	—	—	3,536

Total expenses	$12,469	$8,435	$(1,608)	$19,296

Income before provision for income taxes	$87,653	$89,413	$—	$177,066
Provision for income tax	143	—	—	143

Net income	$87,510	$89,413	$—	$176,923
Less: Distributions on preferred securities of subsidiary	988	—	—	988
Less: Net income attributable to non-parent interests in CLOs	$—	$89,413	$—	$89,413

Net income available to common shares	$86,522	$—	$—	$86,522

Segment assets	$657,756	$2,655,652	$—	$3,313,408

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report and our consolidated financial statements and accompanying notes which appear in the Company’s 2009 Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s 2009 Annual Report on Form 10-K, particularly under Item 1A “Risk Factors” and the heading “Cautionary Note Regarding Forward-Looking Statements.” In this discussion, the terms “Primus Guaranty” and “we,” “us,” “our,” and similar terms refer to Primus Guaranty, Ltd. and its wholly owned subsidiaries; the terms “the Company” refers to Primus Guaranty and the CLOs required to be consolidated as a result of the adoption of ASC Topic 810, Consolidation; and other capitalized items used but not defined are as defined elsewhere in this Quarterly Report.
Business
Primus Guaranty is a holding company that conducts business currently through its two principal operating subsidiaries, Primus Asset Management, an investment manager to affiliated companies and third-party entities and Primus Financial, a credit derivative product company and a provider of credit protection.
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which required it to consolidate the assets, liabilities, revenues and expenses of the CLOs under Primus Asset Management’s management. The impact of the consolidation of the CLOs under management is discussed further below.
Primus Asset Management
Primus Asset Management manages CLOs, CSOs, investment fund vehicles and separately managed accounts on behalf of third parties. Additionally, Primus Asset Management acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management receives fees for investment management services. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates. As of March 31, 2010, Primus Asset Management managed Primus Financial’s consolidated credit swap portfolio of $16.4 billion in notional amount and assets of approximately $3.5 billion in CLOs, CSOs, investment fund vehicles and separately managed accounts.
Primus Financial
Primus Financial Products, LLC was established to sell credit protection in the form of credit swaps primarily to global financial institutions and major credit swap dealers. Credit swaps include single name, tranches, and CDS on ABS. During 2009, Primus Guaranty announced its intention to amortize Primus Financial Products, LLC’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio.

At March 31, 2010, Primus Financial’s credit swap portfolio had a total notional amount of $16.4 billion, which included $12.6 billion of single name credit swaps, $3.8 billion of tranches and $28.7 million of CDS on ABS. Primus Financial’s portfolio of credit swaps includes single name credit swaps denominated in euros. Euro-denominated credit swaps comprised 43% of the notional amount of our Primus Financial single name credit swaps sold portfolio at March 31, 2010. See note 4 of notes to condensed consolidated financial statements for further information on the credit swap portfolio.
Executive Overview and Business Outlook
During the first quarter of 2010, we observed continued improvement in the global financial and credit markets. Credit spreads continued to contract across the investment grade and non-investment grade sectors although there was some volatility associated primarily with the debt problems of certain European sovereigns. This improving market has proved positive for our asset management activities and has lead to a reduction in the mark-to-market liabilities in Primus Financial’s credit swap portfolio. Notwithstanding these overall positive developments, certain sectors continue to show signs of weakness. We have continued work on reducing Primus Financial’s credit swap portfolio exposure to these sectors in the first quarter of 2010 and this portfolio will remain at risk to the level of credit events in 2010 and beyond. However, the generally more positive market environment also could open additional opportunities for us.
Our management team, in consultation with our board, continues to pursue our previously announced strategy that focuses on providing value to shareholders. Our strategy primarily includes pursuing new asset management opportunities and actively managing the amortization of Primus Financial’s credit swap portfolio.
We are continuing to pursue opportunities to grow our assets under management and developing new streams of asset management revenues. During the first quarter of 2010, we saw the structured credit markets begin to reopen with new transactions being developed and marketed. We also saw further activity associated with the consolidation of managers of CLOs with some notable transactions. We expect this consolidation to continue during 2010 within the structured credit markets, although with the improving environment the cost of these acquisitions has increased. With the improving market conditions and active trading and risk management, Primus Asset Management began to receive payment of subordinated fees on certain of its CLOs. Primus Asset Management launched the Primus Absolute Return Credit Fund during the first quarter of 2010, with a seed investment we provided. We also put in place a marketing capability to improve Primus Asset Management’s capacity to raise third-party capital. Additionally, during the first quarter of 2010, Primus Asset Management launched the Primus Credit Strategies Fund also with a seed investment we made.
We continued to actively manage Primus Financial’s credit swap portfolio in amortization. Primus Financial will amortize its existing portfolio of credit swaps through to their stated maturity, unless terminated earlier. During the first quarter of 2010, approximately $412 million notional amount of credit swap contracts matured and a further $373 million was terminated, primarily the result of portfolio repositioning and risk mitigation transactions, which are discussed below. We expect an additional $4.9 billion notional of Primus Financial’s credit swap portfolio to mature in the remainder of 2010 (unless terminated early). Management’s focus in amortizing Primus Financial’s credit swap portfolio is to seek to maximize its potential long-term value. The most important element in determining value will be the credit losses Primus Financial may incur over the credit swap portfolio’s remaining life. We are currently in discussions with other counterparties regarding one portfolio repositioning transactions. As appropriate, management may also consider targeted credit mitigation transactions from time to time as another component of its approach to managing Primus Financial’s amortization. Our management believes that the transactions completed thus far have resulted in, and similar future transactions will be effected with the goal of, reducing Primus Financial’s exposure to certain higher risk profile Reference Entities and tranches consistent with the objective of de-risking the Primus Financial portfolio so as to seek to preserve its long-term value.

On February 11, 2010, Primus Financial completed a portfolio repositioning transaction with a bank counterparty. In connection with the transaction, Primus Financial terminated $300 million notional principal of three tranche transactions and paid the counterparty a termination fee of $35 million. Additionally, during the first quarter of 2010, we reduced Primus Financial’s exposure to Ambac Financial Group, Inc. through a series of credit mitigation transactions. By March 31, 2010, Primus Financial removed $70 million of its notional exposure to Ambac Financial Group, Inc. at a cost of $19.2 million. Subsequent to the quarter end, Primus Financial removed an additional $15 million of notional exposure to Ambac Financial Group, Inc. at a cost of $8.4 million.
During the first quarter of 2010, we continued to develop our evaluation and development of a new credit protection business.
Another objective we set for 2010 was optimizing the utilization of the Company’s capital between supporting business growth and making equity and debt repurchases. During the first quarter of 2010, in aggregate, we purchased approximately $11.6 million in face value of our debt at a cost of $6.7 million, which included purchases of Primus Guaranty’s 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt. In addition, during the first quarter of 2010, we purchased and retired approximately 131 thousand shares of our common shares at a cost of $0.5 million.
Management has been following closely the developments in Washington, D.C. on the various pieces of legislation which address the regulation of the credit swap market. The legislative process is highly fluid but there seems to be some consistency amongst the proposed bills on certain points as of this writing, as follows: 1) standardized credit swaps will need to be cleared through regulated central counterparties; 2) non-standard credit swaps will be subject to collateralization and higher capital requirements; 3) all credit swap transactions will be required to be reported to a central trade repository; and 4) financial institutions will not be able to claim the exemptions from clearing, exchange trading and margin provided to non-dealer end-users which are using credit swaps and other derivatives as a hedging instruments. As currently drafted, the legislation could potentially affect Primus Financial as credit derivative product companies like Primus Financial might fall under those provisions of the bills that require collateralization and capital requirements for swap market participants. We will continue to monitor developments on the various bills as they move through the legislative process.
Critical Accounting Policies
The discussion and analysis of the Company’s financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material.

Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. Management believes that the adoption of ASC Topic 810, Consolidation, as discussed below, had a significant impact on our consolidated financial statements for the three months ended March 31, 2010.
Impact of Adoption of ASC Topic 810, Consolidation
The adoption of ASC Topic 810, Consolidation, significantly impacted the Company’s financial statements. The consolidation of CLOs under management on January 1, 2010 resulted in an increase in total assets of approximately $2.5 billion, an increase in total liabilities of $2.3 billion and an increase to total shareholders’ equity of $266 million as required under the accounting standard. The $266 million increase in equity is not available to the shareholders of Primus Guaranty.
Although these CLOs under management are consolidated, the assets of the CLOs are not available to Primus Guaranty for general operations or in satisfaction of its debt obligations. The Primus Guaranty does not have any rights to or ownership of these assets. The assets of the CLOs are restricted solely to satisfy the liabilities of the CLOs. Similarly, Primus Guaranty does not have any obligation to settle the liabilities of the CLOs. In addition, Primus Guaranty’s investments in the CLOs and asset management fees earned from the CLOs are eliminated in consolidation. Primus Guaranty has no contractual obligation to fund or provide other financial support to any CLO.
See notes 2, 5 and 6 of notes to condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding Summary of Significant Accounting Policies, Financial Instruments and Fair Value Disclosures and further discussion of CLOs.

Nonperformance Risk Adjustment
We consider the effect of our nonperformance risk in determining the fair value of our liabilities. Since the adoption of ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of Primus Financial’s credit swap portfolio. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. We derive an estimate of a credit spread because we do not have an observable market credit spread. This estimated credit spread was obtained by reference to similar entities, primarily in the financial insurance business, which have observable spreads. See note 6 of notes to condensed consolidated financial statements for further information on impact of nonperformance risk adjustment.
Fair Value Hierarchy — Level 3 Assets and Liabilities
Level 3 assets at March 31, 2010, which included the unrealized gain on credit swaps, and ABS bonds, were $3.0 million, or 0.1% of the total assets measured at fair value. Level 3 liabilities at March 31, 2010, which included the CLO notes, unrealized loss on credit swaps sold and a contingent consideration liability, were $2.8 billion, or 100% of total liabilities measured at fair value.
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
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. LBSF has been obligated to pay approximately $12.8 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.6 million and $1.8 million on the credit swaps with LBSF during the three months ended March 31, 2010 and 2009, respectively. The cumulative amount of $12.8 million due, but unpaid, was netted against the fair value of unrealized losses on the credit swaps with LBSF outstanding at March 31, 2010.
In our opinion, because the defaults of LBH and LBSF are not subject to cure, as a legal matter, Primus Financial is not obligated to settle with LBSF with respect to any existing or future credit events. There is little settled legal precedent to rely on pertaining to the default of a credit swap counterparty. However, under relevant accounting standards, Primus Financial continues to carry outstanding credit swaps with LBSF at their fair value.

Results of Operations
Introduction
As previously discussed, effective January 1, 2010, under new accounting rules, we were required to adopt ASC Topic 810, Consolidation, which significantly impacted the Company’s results of operations. The adoption of ASC Topic 810, Consolidation required us to consolidate the revenues and expenses of the CLOs under management on a prospective basis. Prior year comparable information regarding CLO revenue and expenses is neither required by GAAP nor practicable to obtain. As a result of the adoption, we have incorporated net CLO revenue, CLO interest income, CLO interest expense and other CLO expenses into our results of operations, as further discussed below. Prior year comparable data for the consolidated CLOs activities are neither required by GAAP nor practicable to obtain.
One of our main sources of revenue is premium income. Net credit swap revenue incorporates credit swap premium income, together with realized gains and losses arising from the termination of credit swaps, as a result of credit events or credit mitigation decisions. In addition, changes in the unrealized gains (losses) fair value of credit swap portfolio are included in net credit swap revenue.
Other sources of revenue consist of interest income earned on our investments and gains recognized on retirement of long-term debt.
Expenses include interest expense on the debt issued by Primus Guaranty and Primus Financial, employee compensation and other expenses. Primus Financial also makes distributions on its preferred securities. These components are discussed in more detail below.
Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009
Overview of Financial Results
GAAP net income available to common shares for the first quarter of 2010 was $86.5 million, compared with GAAP net income available to common shares of $106.8 million for the first quarter of 2009. The net income attributable to non-parent interests, which relates to the CLOs, has been deducted from net income to arrive at GAAP net income available to common shares. The Company’s GAAP net income available to common shares primarily was driven by net credit swap revenue of $87.5 million and $110.9 million, respectively. Net credit swap revenue for the periods primarily were attributable to mark-to-market unrealized gains on Primus Financial’s credit swap portfolio.
Net credit swap premiums earned were $16.4 million in the first quarter of 2010, compared with $22.5 million in the first quarter of 2009. The decrease in net premiums is primarily attributable to the amortization of Primus Financial’s credit swap portfolio, as Primus Financial did not write any additional credit protection during these periods. The components of our net credit swap revenue (loss) for Primus Financial are discussed in detail below.
Interest income on our portfolio of investments (excluding CLO loans and securities) was $2.7 million in the first quarter of 2010, compared with $2.4 million in the first quarter of 2009. The increase is primarily attributable to higher returns on our invested balances.

During the three months ended March 31, 2010, in aggregate, we recorded a net gain of approximately $4.8 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.
Interest expense and distributions on preferred securities issued by Primus Financial were $2.9 million in the first quarter of 2010, compared with $3.7 million in the first quarter of 2009. The decrease is primarily attributable to lower LIBOR and reduced debt levels.
Operating expenses were $11.6 million in the first quarter of 2010, compared with $8.1 million in the first quarter of 2009. The increase in operating expenses was principally a result of a provision for contingent earn-out payments related to the CypressTree acquisition and the CLO expenses attributable to the consolidation of the CLOs under management on January 1, 2010. Absent the consolidation of the CLOs, our operating expenses would have been $10.6 million for the three months ended March 31, 2010.
Net Credit Swap Revenue
Net credit swap revenue was $87.5 million and $110.9 million for the three months ended March 31, 2010 and 2009, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended
	March 31,
	2010	2009
Net premiums earned	$16,436	$22,469
Net realized losses on credit swaps	(56,042)	(34,478)
Net unrealized gains on credit swaps	127,136	122,890

Total net credit swap revenue	$87,530	$110,881

Net Premiums Earned
Net premiums earned were $16.4 million and $22.5 million for the three months ended March 31, 2010 and 2009, respectively. Net premiums exclude premiums on credit swaps with LBSF, since the date of LBSF’s initial default. The decrease was primarily attributable to the amortization of Primus Financial’s credit swap portfolio.

Net Realized Losses on Credit Swaps
Net realized losses on credit swaps sold were $56.0 million and $34.5 million for the three months ended March 31, 2010 and 2009, respectively. Net realized losses for the three months ended March 31, 2010 primarily included a $35 million payment relating to the termination of three tranche transactions, $19.2 million was paid to terminate a single name credit swap referencing Ambac Financial Group, Inc. and realized losses of $1.8 million on the CDS on ABS portfolio. Net realized losses for the three months ended March 31, 2009 included $9.9 million related to a credit event on a single name Reference Entity, Idearc Inc., with a notional amount of $10 million. Total realized losses on the CDS on ABS portfolio were $24.6 million during the three months ended March 31, 2009, which consisted of $20.7 million related to the settlement of credit events and losses of $3.9 million related to the early termination of a CDS on ABS transaction.
Net Unrealized Gains on Credit Swaps
Net unrealized gains (losses) on credit swaps were $127.1 million and $122.9 million for the three months ended March 31, 2010 and 2009, respectively. The change in unrealized gains on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the three months ended March 31, 2010 and 2009, Primus Financial recorded nonperformance risk adjustments of $(62.8) million and $(82.4) million, respectively, which is reflected in these periods.
Net CLO Revenue
Net CLO revenue includes realized and unrealized gains or losses on loans and securities by the CLOs and realized and unrealized losses on CLO notes. Net CLO revenue was $77.6 million for the three months ended March 31, 2010. Net CLO revenue primarily consisted of $29.6 million of realized gains on CLO loans and securities; $62.1 million of unrealized gains on CLO loans and securities; $(13.8) million of realized and unrealized losses on the CLO notes and other loss of $(0.3) million.

CLO Interest Income
CLO interest income includes interest earned on CLO loans and securities held by the CLOs. CLO interest income was $23.4 million for the three months ended March 31, 2010.
Asset Management and Advisory Fees
We earned $0.3 million and $0.4 million of asset management and advisory fees for the three months ended March 31, 2010 and 2009, respectively.
Primus Asset Management acts as collateral manager for CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. As a result of the consolidation of the CLOs under management, asset management fees earned from the CLOs for the three months ended March 31, 2010 of $1.6 million have been eliminated from the Company’s consolidated financial statements presentation, but such fees were paid to Primus Asset Management.
In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at March 31, 2010 or 2009, respectively. The CSO contracts mature between December 2010 and June 2013.
Interest Income
We earned interest income of $2.7 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase in interest income is attributable to higher average yields on our investment portfolio, principally a result of an increase in the proportion of investment grade corporate debt securities held in the portfolio.
Weighted average yields on our cash, cash equivalents and investments were 1.86% in the three months ended March 31, 2010 compared with 1.27% for the three months ended March 31, 2009.
Gain on Retirement of Long-Term Debt
During the three months ended March 31, 2010 and 2009, in aggregate, we recorded a net gain of $4.8 million and $5.8 million, respectively, on the retirement of long-term debt, net of debt issuance costs written-off.
During the three months ended March 31, 2010, Primus Financial purchased in the aggregate, approximately $11.5 million in face value of its subordinated deferrable notes at a cost of approximately $6.6 million. These transactions resulted in a net realized gain of $4.7 million on retirement of long-term debt.
During the three months ended March 31, 2009, Primus Guaranty purchased and retired approximately $10.5 million in face value of its 7% Senior Notes at a cost of approximately $4.4 million. As a result, we recorded a net gain of $5.8 million on the retirement of our long-term debt.

Impairment Loss on Investments
During the three months ended March 31, 2010, we did not record any impairment losses. During the three months ended March 31, 2009, we recorded an impairment loss of $609 thousand on an investment in the subordinated notes issued by certain of the CLOs. The impairment loss was a result of reduced estimated future cash flows to the investments as a result of an increase in projected default levels and credit ratings downgrades on the underlying collateral loans.
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities and sublease rental income. Other income (loss) was $69 thousand and $(76) thousand during the three months ended March 31, 2010 and 2009, respectively.
Other income during the three months ended March 31, 2010 consisted primarily of sublease rental income, realized and unrealized gains on securities, offset by foreign currency losses. Other loss during the three months ended March 31, 2009 consisted primarily of an unrealized loss on corporate bonds held by Primus Financial as a result of the bonds delivered related to the settlement of a credit event on a single name credit swap sold.
Operating Expenses
Operating expenses were $11.6 million and $8.1 million for the three months ending March 31, 2010 and 2009, respectively, as summarized in the table below (dollars in thousands).

	Three Months Ended
	March 31,
	2010	2009
CLO expenses	$990	$—
Compensation and employee benefits	5,425	4,715
Professional and legal fees	1,639	1,421
Other	3,536	1,959

Total operating expenses	$11,590	$8,095

Number of full-time employees, at end of period	49	39
Compensation and employee benefits include salaries, benefits, accrual for incentive bonuses and share compensation. Incentive bonus awards are impacted by our financial performance. Compensation expense for the three months ended March 31, 2010 increased by approximately $0.7 million over the comparable prior period. The increase was primarily the result of additional headcount resulting from the CypressTree acquisition in July 2009. Share compensation expense was approximately $1.6 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily the result of new share based compensation granted to employees during 2009 and 2010 and a reduction in share-based compensation expense during the three months ended March 31, 2009 as a result of employee departures.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer liability insurance expense. The increase in professional fees is primarily attributable to higher legal and consulting fees and advisory fees related to Primus Financial’s portfolio repositioning transactions.

Other operating expenses include a provision for contingent consideration, rent, depreciation and amortization, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses primarily was a result of a provision for contingent earn-out payments related to the CypressTree acquisition.
CLO expenses include professional fees, technology and data expenses and administrative expenses. CLO expenses were $1.0 million for the three months ended March 31, 2010.
CLO Interest Expense
CLO interest expense includes interest paid on CLO notes issued by the CLOs. CLO interest expense was $5.8 million for the three months ended March 31, 2010.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial.
Primus Guaranty issued $125 million 7% Senior Notes in December 2006. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of its 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. During the course of 2009 and 2010 we have repurchased our 7% Senior Notes. At March 31, 2010, $94.5 million of the 7% Senior Notes was outstanding. The reduction in principal outstanding and the decline in LIBOR from 2009 to 2010 had the effect of reducing the net interest expense on these Notes. The average interest rate was 2.53% and 3.65% for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, we recorded $0.6 million and $0.9 million of interest expense on the 7% Senior Notes, respectively.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR in the first quarter of 2009 and in the first quarter of 2010. During the course of 2009 and 2010 Primus Financial has repurchased a portion of its subordinated deferrable interest notes. At March 31, 2010, $136.1 million of the subordinated deferrable interest notes was outstanding. At March 31, 2010, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were accruing interest at an all in rate of 3.25% and 3.41%, respectively. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the three months ended March 31, 2010 and 2009, we recorded $1.2 million and $2.8 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of lower LIBOR and reduced debt levels.

Preferred Distributions
Primus Financial issued $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread over LIBOR. Currently, the spread is set at 3.0%. During 2009, Primus Financial repurchased and cancelled $5.5 million of the perpetual preferred securities. Primus Financial also made net distributions of approximately $1.0 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively, on its perpetual preferred securities. The increase in net distributions in 2010 was primarily a result of an additional payment from the timing of distribution payments. The average interest rate on these securities was 3.17% and 3.78% for the three months ended March 31, 2010 and 2009, respectively.
Provision for Income Taxes
Provision for income taxes was $143 thousand and $142 thousand for the three months ended March 31, 2010 and 2009, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $13.8 million and $12.7 million as of March 31, 2010 and December 31, 2009, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. We believe that the income of only Primus Asset Management and our subsidiaries is likely to be subject to U.S. federal and local income taxes. However, were one of our wholly owned subsidiaries, Primus (Bermuda), Ltd. (“Primus Bermuda”), to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income, then its income tax expense, excluding interest and penalties, would have been approximately $39.2 million and $48.6 million for the three months ended March 31, 2010 and 2009, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.
Income Taxes
Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial. CypressTree is a United States domiciled limited liability company and is subject to U.S. federal and state income tax. Primus Re, Ltd. (“Primus Re”), one of our wholly owned subsidiaries, may be subject to U.S. federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for U.S. federal, state or local income tax, depending on the manner in which Primus Re conducts its business and the tax elections it makes. The maximum combined rate of U.S. federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a U.S. business in New York City and subject to income tax, is approximately 46% (not including U.S. federal branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are currently undergoing U.S. federal tax audits; however, no audit has yet been completed. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as PFICs.

Non-GAAP Financial Measures — Economic Results
In addition to the results of operations presented in accordance with GAAP, our management and the board of directors of Primus Guaranty, Ltd. use certain non-GAAP financial measures called “Economic Results”. We believe that our Economic Results provide information useful to investors in understanding our underlying operational performance and business trends. In addition, Economic Results are useful to investors as they are used by management and our board of directors in establishing performance-based incentives. Economic Results is an accrual based measure of our financial performance, which in our view, better reflects our long-term buy and hold strategy in our credit protection business. However, Economic Results is not a measurement of financial performance or liquidity under GAAP; therefore, these non-GAAP financial measures should not be considered as an alternative or substitute for GAAP.
Beginning with the first quarter of 2010, we amended our presentation of Economic Results. These amendments have been made primarily to address the adoption of ASC Topic 810, Consolidation, in our GAAP financial statements commencing in 2010. We believe that the consolidation of the CLOs into the GAAP financial statements may affect a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information by analysts or external credit rating agencies that is not reflective of the underlying financial results of operations and financial condition of Primus Guaranty, Ltd. Accordingly, we will exclude for Economic Results the net income attributable to non-parent interests, which reflects CLO income attributable to third parties. Economic Results have not been restated or amended for any previously published financial results.
We define Economic Results as GAAP net income (loss) available to common shares (which reflects the deduction of net income attributable to non-parent interests) adjusted for the following:
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
The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

GAAP net income available to common shares	$86,522	$106,808
Adjustments:
Less: Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(127,136)	(122,890)
Less: Realized gains from early termination of credit swaps sold by Primus Financial	—	—
Add: Amortization of realized gains from the early termination of credit swap sold by Primus Financial	294	393
Less: Provision for CDS on ABS credit events	(2,374)	(15,054)
Add: Reduction in provision for CDS on ABS credit events upon termination of credit swaps	1,819	24,628

Net Economic Results	$(40,875)	$(6,115)

Economic Results earnings per GAAP diluted share	$(1.01)	$(0.15)
Economic Results weighted average common shares outstanding — GAAP diluted	40,280	40,888
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

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2010 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property leases	$9,248	$1,832	$3,370	$2,312	$1,734
7% Senior Notes	94,541	—	—	—	94,541
Interest on 7% Senior Notes (a)	169,475	2,317	10,057	13,236	143,865
Subordinated deferrable interest notes	136,100	—	—	—	136,100
Interest on subordinated deferrable interest notes (b)	69,722	4,681	9,374	9,361	46,306

Total	$479,086	$8,830	$22,801	$24,909	$422,546

(a)	Net interest payments on the outstanding 7% Senior Notes at March 31, 2010 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the first quarter of 2010. The counterparty has the right to terminate the interest rate swap agreement in 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.

(b)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the first quarter of 2010.
Property leases: Primus Financial leases approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In the third quarter of 2009, Primus Financial subleased approximately 5,500 square feet of its office space.
In addition, we lease approximately 2,900 square feet of office space in London under a lease that expires in 2012. We also occupy approximately 13,800 square feet of office space in Boston, Massachusetts, under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.
CLOs: The CLOs have unfunded loan commitments of $4.7 million at March 31, 2010, with the last maturity date in March 2014.
We have no other material long-term contractual obligations.

Liquidity and Capital Resources
As previously discussed, Primus Guaranty was required to consolidate the assets, liabilities, revenues and expenses of the CLOs under management. The consolidation of the CLOs did not have an affect on Primus Guaranty’s liquidity and capital resources. Although these CLOs are consolidated, the assets of the CLOs are not available to Primus Guaranty for general operations or in satisfaction of its debt obligations. Primus Guaranty does not have any rights to or ownership of these assets. The assets of the CLOs are restricted solely to satisfy the liabilities of the CLOs. Similarly, Primus Guaranty does not have any obligation to settle the liabilities of the CLOs. In addition, the Company’s investments in the CLOs will be eliminated in consolidation. Primus Guaranty has no contractual obligation to fund or provide other financial support to any CLO.
Our cash, cash equivalents, restricted cash and investments were $628.8 million and $701.1 million as of March 31, 2010 and December 31, 2009, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.
Since October 2008, Primus Guaranty has been able to purchase and retire approximately $30.5 million in face value of its 7% Senior Notes at a cost of approximately $11.5 million. At March 31, 2010, the outstanding balance of the 7% Senior Notes was $94.5 million.
Since inception of our common share buyback program in 2008, we purchased and retired approximately 8.1 million common shares at a cost of approximately $13.6 million.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market in the past. During the three months ended March 31, 2010, Primus Financial purchased in the aggregate, approximately $11.5 million in face value of its subordinated deferrable notes at a cost of approximately $6.6 million. At March 31, 2010, the total outstanding balance of deferrable interest notes was $136.1 million.
As a result of Primus Financial’s portfolio repositioning transactions in 2009, approximately $128.4 million of restricted cash and investments have been pledged as security in favor of two counterparties.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At March 31, 2010, Primus Financial had capital resources of $585.1 million, which includes the restricted cash and investments noted above. Primus Financial will continue to collect quarterly premium payments from its performing counterparties on outstanding credit swap contracts. At March 31, 2010, the average remaining tenor on the credit swap portfolio was 2.14 years and the total future premium receipts on Primus Financial’s credit swap portfolio was approximately $137 million (assuming all credit swaps in the portfolio run to full maturity).
Primus Financial receives cash from the receipt of credit swap premiums, any realized gains from the early termination of credit swaps and interest income earned on its investment portfolio. Cash is used to pay operating and administrative expenses, premiums on credit swaps purchased, realized losses from the early termination of credit swaps, settlement of amounts for credit events and interest on debt and preferred share distributions.

Cash Flows
Cash flows from operating activities — Net cash used in operating activities was $66.1 million and $7.1 million for the three months ended March 31, 2010 and 2009, respectively. The change primarily was attributable to realized losses on credit swaps related to risk mitigation transactions and lower premium income on a reduced credit swap portfolio during the first quarter of 2010 compared with the first quarter of 2009.
Cash flows from investing activities — Net cash (used in) provided by investing activities was $(62.1) million and $252.3 million for the three months ended March 31, 2010 and 2009, respectively. The change primarily was attributable to net purchases of available-for-sale securities during the first quarter of 2010 compared with the maturity of our available-for-sale-investments during the first quarter of 2009.
Cash flows from financing activities — Net cash used in financing activities was $24.3 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. The change primarily was attributable to repayments of CLO notes by the CLOs as a result of the consolidation of the CLOs under management during the three months ended March 31, 2010.
With our current capital resources and anticipated future credit swap premium receipts, interest and other income, we believe we have sufficient liquidity to pay our operating expenses, debt service obligations and Primus Financial’s preferred distributions over at least the next twelve months.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of U.S. Private Securities Litigation Reform Act of 1995 with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” ”potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	competitive conditions and pricing levels;

•	change in rating agency requirements or methodology;

•	counterparty limits and risk;

•	legislative and regulatory developments, including changes in accounting principles;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	successful implementation of our 2010 Business Outlook and our ability to effectively integrate the CypressTree acquisition and manage its CLOs and other products;

•	the effects of implementation of new or revised accounting pronouncements; and

•	uncertainties that have not been identified at this time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of March 31, 2010, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $60.5 million.
We face other market risks, which are likely to have a lesser impact upon our net income (loss) available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon LIBOR. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that auction results with respect to the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $236,250 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $136.1 million of subordinated deferrable interest notes at March 31, 2010. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $340,250 annually.
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
The Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to rules 13a-15 and 15-15d promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report have been made known to them in a timely fashion. New accounting standards require the Company to consolidate CLOs under management beginning January 1, 2010. Controls and procedures have been designed to ensure that the information required to consolidate these CLOs and report on them is available and prepared in accordance with generally accepted accounting principles. There have been no other changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.
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
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the first quarter ended March 31, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

January 1 – 31	—	$—	—	$11,933,400
February 1 – 28(b)	50,118	$3.63	50,118	$26,751,472
March 1 – 31	80,746	$4.17	80,746	$26,414,761

Total	130,864	$3.96	130,864

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. The amounts in this column do not reflect the cost of approximately $11.5 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended March 31, 2010.

(b)	On February 3, 2010, our board of directors authorized an additional expenditure of up to $15 million of available cash for the purchase of our common shares and/or our 7% Senior Notes.

Item 6.	Exhibits
Exhibits:

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Thomas W. Jasper
Thomas W. Jasper
Chief Executive Officer

/s/ Richard Claiden
Richard Claiden
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 17, 2010