Form 10-Q
period 2010-06-30
PRIMUS GUARANTY LTD
filed 2010-08-13
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2010, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 38,086,002.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended June 30, 2010

Part I. Financial Information
Item 1. Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(in thousands except share amounts)

	June 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$139,863	$299,514
Investments (includes $368,314 and $274,275 at fair value)	368,484	274,444
Restricted cash and investments	129,734	127,116
CLO cash and cash equivalents	117,357	—
CLO loans and securities, at fair value	2,422,961	—
CLO other assets	56,095	—
Accrued interest and premiums	6,815	6,163
Unrealized gain on credit swaps, at fair value	126	2,207
Goodwill and other intangible assets, net	7,712	8,017
Other assets	13,488	15,286

Total assets	$3,262,635	$732,747

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$4,596	$7,855
Unrealized loss on credit swaps, at fair value	757,537	691,905
Payable for credit events	4,632	28,596
CLO notes, at fair value	2,266,583	—
CLO other liabilities	87,968	—
Long-term debt	226,305	244,051
Other liabilities	34,467	9,787

Total liabilities	3,382,088	982,194

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 38,580,653 and 38,267,546 shares issued and outstanding at June 30, 2010 and December 31, 2009	3,086	3,061
Additional paid-in capital	280,851	280,685
Accumulated other comprehensive income	3,818	2,148
Retained earnings (deficit)	(729,428)	(628,443)
Appropriated retained earnings from CLO consolidation	229,118	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(212,555)	(342,549)
Preferred securities of subsidiary	93,102	93,102

Total equity (deficit)	(119,453)	(249,447)

Total liabilities and equity (deficit)	$3,262,635	$732,747

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Net credit swap revenue (loss)	$(189,708)	$571,883	$(102,178)	$682,764
Net CLO loss	(124,842)	—	(47,249)	—
CLO interest income	19,510	—	42,932	—
Asset management and advisory fees	263	387	554	806
Interest income	3,541	1,125	6,241	3,498
Gain on retirement of long-term debt	2,676	33,189	7,433	38,948
Impairment loss on investments	—	(152)	—	(761)
Other income (loss)	(223)	2,550	(154)	2,474

Total revenues (losses)	(288,783)	608,982	(92,421)	727,729

Expenses
CLO interest expense	8,258	—	14,095	—
CLO other expenses	2,302	—	3,292	—
Compensation and employee benefits	5,766	4,566	11,191	9,281
Professional and legal fees	2,308	1,957	3,947	3,378
Interest expense	1,737	2,310	3,606	5,068
Other	4,590	2,146	8,126	4,105

Total expenses	24,961	10,979	44,257	21,832

Income (loss) before provision for income taxes	(313,744)	598,003	(136,678)	705,897
Provision (benefit) for income taxes	(140)	5	3	147

Net income (loss)	(313,604)	597,998	(136,681)	705,750
Distributions on preferred securities of subsidiary	724	1,070	1,712	2,014
Less: Net loss attributable to non-parent interests in CLOs	(125,934)	—	(36,521)	—

Net income (loss) available to common shares	$(188,394)	$596,928	$(101,872)	$703,736

Income (loss) per common share:
Basic	$(4.84)	$14.76	$(2.63)	$17.31
Diluted	$(4.84)	$14.46	$(2.63)	$17.12
Average common shares outstanding:
Basic	38,903	40,430	38,795	40,646
Diluted	38,903	41,268	38,795	41,096
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income (loss) available to common shares	$(101,872)	$703,736
Net loss attributable to non-parent interests in CLOs	(36,521)	—
Distributions on preferred securities of subsidiary	1,712	2,014

Net income (loss)	(136,681)	705,750
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items included in net income (loss):
Net unrealized losses on CLO loans and securities	6,366	—
Net unrealized losses on CLO notes	92,558	—
Net realized gains by the CLOs	(42,580)	—
Net unrealized (gains) losses on credit swaps	67,712	(675,514)
Gain on retirement of long-term debt	(7,433)	(38,948)
Impairment loss on available-for-sale investments	—	761
Other	2,336	2,612
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	(25,219)	—
CLO other assets	(16,261)	—
CLO other liabilities	46,444	—
Restricted cash	(1,992)	—
Accrued interest and premiums	(652)	3,263
Other assets	(446)	(632)
Trading account assets	(53,346)	3,677
Accounts payable and accrued expenses	(3,260)	287
Payable for credit events	(23,964)	(1,146)
Other liabilities	24,680	(318)

Net cash used in operating activities	(71,738)	(208)

Cash flows from investing activities
Proceeds from sale of CLO loans and securities	525,125	—
Purchases of CLO loans and securities	(514,785)	—
Fixed asset purchases	(23)	(56)
Payments received from CLO investments	—	94
Purchases of available-for-sale investments	(122,569)	(20,566)
Maturities and sales of available-for-sale investments	77,021	367,796

Net cash provided by (used in) investing activities	(35,231)	347,268

Cash flows from financing activities
Repayment of CLO notes by the CLOs	(35,127)	—
Retirement of long-term debt	(12,500)	(18,435)
Purchase, retirement and issuance of common shares	(3,269)	(1,876)
Purchase of preferred securities from subsidiary	—	(908)
Net preferred distributions of subsidiary	(1,712)	(2,014)

Net cash used in financing activities	(52,608)	(23,233)

Net effect of exchange rate changes on cash	(74)	117
Net increase (decrease) in cash	(159,651)	323,944
Cash and cash equivalents at beginning of period	299,514	280,912

Cash and cash equivalents at end of period	$139,863	$604,856

Supplemental disclosures
Cash paid for interest	$3,679	$5,387
Cash paid for taxes	$41	$11
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(in thousands)

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
Common shares
Balance at beginning of period	$3,061	$3,263
Common shares purchased and retired	(48)	(275)
Shares issued under employee compensation plans	73	73

Balance at end of period	3,086	3,061

Additional paid-in capital
Balance at beginning of period	280,685	281,596
Common shares purchased and retired	(3,294)	(10,150)
Shares vested under employee compensation plans	3,460	4,728
Preferred shares purchased by subsidiary	—	4,511

Balance at end of period	280,851	280,685

Accumulated other comprehensive income (loss)
Balance at beginning of period	2,148	908
Adoption of ASC Topic 810, Consolidation	(1,061)	—
Foreign currency translation adjustments	(74)	232
Change in unrealized holding gains on available-for-sale securities	2,805	1,008

Balance at end of period	3,818	2,148

Retained earnings (deficit)
Balance at beginning of period	(628,443)	(2,088,723)
Adoption of ASC Topic 810, Consolidation	887	—
Net income (loss)	(136,681)	1,463,697
Net loss attributable to non-parent interests in CLOs	36,521	—
Distributions on preferred securities of subsidiary	(1,712)	(3,417)

Balance at end of period	(729,428)	(628,443)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	265,639	—
Net loss attributable to non-parent interests in CLOs	(36,521)	—

Balance at end of period	229,118	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(212,555)	(342,549)

Preferred securities of subsidiary
Balance at beginning of period	93,102	98,521
Net purchase of preferred shares	—	(5,419)

Balance at end of period	93,102	93,102

Total equity (deficit) at end of period	$(119,453)	$(249,447)

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
Primus Asset Management manages CLOs, collateralized swap obligations (“CSOs”), investment fund vehicles and separately managed accounts on behalf of third parties. Additionally Primus Asset Management, Inc. acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management receives fees for its investment management services. Primus Asset Management, Inc. also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates.
Primus Financial Products, LLC, as a credit derivative product company (“CDPC”), was established to sell credit protection in the form of credit swaps primarily to global financial institutions and major credit swap dealers. During 2009, the Company announced its intention to amortize Primus Financial Products, LLC’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio, unless associated with a risk mitigation transaction.
2. Summary of Significant Accounting Policies
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC” or “Codification”) which becomes the source of authoritative U.S generally accepted accounting principles (“GAAP”) recognized by the FASB. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of the U.S. federal securities law are also sources of authoritative GAAP for SEC registrants. This guidance, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, was adopted by the Company on July 1, 2009. As of the effective date, the Codification supersedes all pre-existing non-SEC accounting and reporting standards. Under the Codification, the FASB issues new standards in the form of Accounting Standards Updates (“ASUs”).

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

Primus Guaranty, Ltd.
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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Investments
The following tables summarize the composition of the Company’s investments at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$309,781	$4,409	$(419)	$313,771
ABS bonds	1,265	—	(68)	1,197

Total available-for-sale	311,046	4,409	(487)	314,968

Trading:
Corporate loans and debt securities	53,535	233	(422)	53,346

Total trading	53,535	233	(422)	53,346

Held-to-maturity:
Certificate of deposit	170	—	—	170

Total held-to-maturity	170	—	—	170

Total investments	$364,751	$4,642	$(909)	$368,484

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$271,809	$1,784	$(662)	$272,931
Investments in CLOs under management	203	1,062	—	1,265
ABS bonds	84	—	(5)	79

Total available-for-sale	272,096	2,846	(667)	274,275

Held-to-maturity:
Certificate of deposit	169	—	—	169

Total held-to-maturity	169	—	—	169

Total investments	$272,265	$2,846	$(667)	$274,444

The Company’s investments in the subordinated notes of the CLOs with a fair value of $8.7 million as of June 30, 2010 have been eliminated in consolidation.
The Company’s trading account assets of $53.3 million relate to the two funds launched by the Company during the first quarter of 2010. All securities transactions of the two funds are cleared by banking and securities firms, pursuant to customer agreements. Additional liquidity is available for the Primus Absolute Return Credit Master Fund, Ltd. (the “Fund”) from the brokers using investments in securities and derivatives as collateral. Included in Other liabilities is a margin balance of $15.0 million as of June 30, 2010. The Fund is charged interest at fluctuating rates based on the prevailing broker call rate. The Fund’s trading securities are held by the broker and are pledged to the broker on terms which permit the broker to sell or repledge to others, subject to certain limitations. See note 7 of these notes to condensed consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2010, approximately $308.7 million, or approximately 98%, of the corporate debt securities will mature before November 2014. The ABS bonds are estimated to mature between 2011 and 2025, although the actual maturity may differ.
As of June 30, 2010, the Company has a restricted investment within restricted cash and investments, which is comprised of a corporate note issued by a counterparty. At June 30, 2010, the carrying value of this held to maturity restricted investment was $37.1 million.
The tables below summarize the fair value of available-for-sale investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at June 30, 2010 and December 31, 2009 (in thousands). See note 6 of notes to these condensed consolidated financial statements for the fair value of the financial instruments held by the CLOs under management.

	June 30, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$90,048	$(356)	$941	$(63)	$90,989	$(419)
ABS bonds	1,197	(68)	—	—	1,197	(68)

Total	$91,245	$(424)	$941	$(63)	$92,186	$(487)

	December 31, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$121,983	$(405)	$2,248	$(257)	$124,231	$(662)
ABS bonds	79	(5)	—	—	79	(5)

Total	$122,062	$(410)	$2,248	$(257)	$124,310	$(667)

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
During the three and six months ended June 30, 2010, it was determined that there were no credit related impairment losses on investments.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Credit Swaps
Net Credit Swap Revenue (Loss)
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
The table below presents the components of net credit swap revenue (loss) for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net premiums earned	$15,234	$22,234	$31,670	$44,703
Net realized losses on credit swaps	(10,094)	(2,975)	(66,136)	(37,453)
Net unrealized gains (losses) on credit swaps	(194,848)	552,624	(67,712)	675,514

Total net credit swap revenue (loss)	$(189,708)	$571,883	$(102,178)	$682,764

Credit Events and Terminations of Credit Swaps
The table below presents the components of gross realized losses recorded by Primus Financial, related to risk mitigation transactions and credit events for the three and six months ended June 30, 2010 and 2009, respectively, as discussed further below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Realized losses on single name credit swaps	$(10,011)	$—	$(29,234)	$(9,850)
Realized losses on tranches	(83)	—	(35,083)	—
Realized losses on CDS on ABS	—	(3,000)	(1,819)	(27,628)

Total realized losses	$(10,094)	$(3,000)	$(66,136)	$(37,478)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Single Name Credit Swaps
During the three months ended June 30, 2010, Primus Financial terminated additional credit swaps sold referencing Ambac Financial Group, Inc. with a total notional amount of $15.0 million and paid the counterparties termination fees of approximately $8.5 million. In addition, Primus Financial terminated credit swaps sold referencing MBIA Inc. with a notional amount of $10.0 million and paid the counterparty approximately $1.5 million.
During the six months ended June 30, 2010, Primus Financial terminated credit swaps sold referencing Ambac Financial Group, Inc. with a total notional amount of $85.0 million and paid the counterparties termination fees of approximately $27.7 million.
During the six months ended June 30, 2009, a credit event on one Reference Entity, Idearc Inc., occurred in Primus Financial’s credit swap portfolio with a total notional amount of $10.0 million. As a result, Primus Financial recorded a realized loss of approximately $9.9 million, net of recovery values, related to such credit event in the condensed consolidated results of operations.
Tranches
On February 11, 2010, Primus Financial completed a portfolio repositioning transaction with a bank counterparty. In connection with the transaction, Primus Financial terminated three tranche transactions of $300.0 million total notional principal and paid the counterparty a termination fee of $35.0 million and as a result recognized a realized loss for the six months ended June 30, 2010.
CDS on ABS
During the three months ended June 30, 2010 and 2009, Primus Financial recorded realized losses of zero and $3.0 million, respectively, net of bond recovery values, which had been subject to credit events on its CDS on ABS portfolio.
During the six months ended June 30, 2010 and 2009, Primus Financial recorded realized losses of $1.8 million and $27.6 million, respectively, net of bond recovery values, which had been subject to credit events on its CDS on ABS portfolio.
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. Under relevant accounting standards, Primus Financial continues to carry outstanding credit swaps at their fair value. LBSF has been obligated to pay approximately $14.4 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.5 million and $1.8 million on the credit swaps with LBSF during the three months ended June 30, 2010 and 2009, respectively. Primus Financial did not recognize premium income of approximately $3.1 million and $3.6 million on the credit swaps with LBSF during the six months ended June 30, 2010 and 2009, respectively. The cumulative amount of $14.4 million due, but unpaid, was netted against the unrealized losses on the credit swaps with LBSF outstanding at June 30, 2010.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Swap Portfolio Information
The tables below summarize, by S&P credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of June 30, 2010 and December 31, 2009 (in thousands) (excluding a CDS index transaction with fair value of $114 thousand). If a Reference Entity is not rated by S&P, an equivalent credit rating is obtained from another Nationally Recognized Statistical Rating Organization, if available. Transactions with LBSF are included in the following tables and are noted as with a non rated counterparty.

	June 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$221,714	$(4,736)	$347,963	$(5,765)
AA	1,229,138	(15,588)	1,449,137	(7,442)
A	4,193,127	(30,695)	5,656,180	(11,217)
BBB	3,855,361	(23,212)	4,730,878	(8,438)
BB	355,275	(8,629)	598,908	(16,584)
B	76,119	(4,759)	189,284	(2,726)
CCC	70,000	(2,863)	85,000	(8,864)
CC	20,000	(11,841)	213,087	(106,143)
D	38,500	(21,040)	41,000	(21,868)
Non rated	243,780	(62,166)	56,482	(628)

Total	$10,303,014	$(185,529)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AAA	$2,650,000	$(324,440)	$1,575,000	$(120,112)
AA	200,000	(22,926)	1,275,000	(122,406)
A	300,000	(57,042)	—	—
BBB	450,000	(86,996)	750,000	(103,601)
BB	150,000	(30,577)	100,000	(12,997)
B	—	—	100,000	(17,373)
CCC	—	—	200,000	(45,393)
C	—	—	100,000	(53,802)
Non rated	50,000	(28,997)	—	—

Total	$3,800,000	$(550,978)	$4,100,000	$(475,684)

CDS on ABS:
BBB	$736	$(445)	$3,682	$(2,880)
B	—	—	5,000	(4,357)
CCC	18,000	(14,321)	13,000	(10,534)
CC	10,000	(9,009)	10,000	(8,989)

Total	$28,736	$(23,775)	$31,682	$(26,760)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Purchased-Single Name:
A	$(4,120)	$212	$(4,120)	$25
CC	(4,040)	2,545	(4,040)	2,396

Total	$(8,160)	$2,757	$(8,160)	$2,421

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$2,650,697	$(22,570)	$3,263,322	$(25,340)
A	5,929,464	(119,615)	8,888,189	(136,293)
BBB	20,000	11	—	—
B	557,068	(9,787)	—	—
Non rated	1,145,785	(33,568)	1,216,408	(28,042)

Total	$10,303,014	$(185,529)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AA	$1,850,000	$(279,884)	$1,850,000	$(199,745)
A	1,500,000	(184,098)	1,800,000	(210,057)
BBB	450,000	(86,996)	450,000	(65,882)

Total	$3,800,000	$(550,978)	$4,100,000	$(475,684)

CDS on ABS:
A	$10,000	$(7,972)	$26,682	$(22,380)
B	13,736	(11,363)	—	—
Non rated	5,000	(4,440)	5,000	(4,380)

Total	$28,736	$(23,775)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name:
A	$(8,160)	$2,757	$(8,160)	$2,421

Total	$(8,160)	$2,757	$(8,160)	$2,421

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF), as of June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$5,390,547	$(122,833)	$6,836,087	$(161,513)
Europe	4,405,467	(57,615)	5,869,832	(24,249)
Asia-Pacific	437,000	(4,737)	522,000	(3,714)
Others	70,000	(344)	140,000	(199)

Total	$10,303,014	$(185,529)	$13,367,919	$(189,675)

By Counterparty:
North America	$4,965,070	$(74,799)	$6,359,144	$(76,784)
Europe	5,235,944	(110,554)	6,891,775	(111,894)
Asia-Pacific	102,000	(176)	117,000	(997)

Total	$10,303,014	$(185,529)	$13,367,919	$(189,675)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(57,914)	$600,000	$(47,099)
Europe	3,200,000	(493,064)	3,500,000	(428,585)

Total	$3,800,000	$(550,978)	$4,100,000	$(475,684)

CDS on ABS
By Reference Entity:
North America	$28,736	$(23,775)	$31,682	$(26,760)

Total	$28,736	$(23,775)	$31,682	$(26,760)

By Counterparty:
North America	$18,736	$(15,803)	$21,682	$(18,830)
Europe	10,000	(7,972)	10,000	(7,930)

Total	$28,736	$(23,775)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(8,160)	$2,757	$(8,160)	$2,421

Total	$(8,160)	$2,757	$(8,160)	$2,421

By Counterparty:
Europe	$(8,160)	$2,757	$(8,160)	$2,421

Total	$(8,160)	$2,757	$(8,160)	$2,421

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the distribution of the credit swap portfolio (including transactions with LBSF), by year of maturity as of June 30, 2010 and December 31, 2009 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	June 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name

Year of Maturity
2010	$3,008,984	$(6,856)	$5,435,860	$(24,057)
2011	2,350,636	(82,730)	2,510,612	(101,066)
2012	4,018,732	(90,556)	4,394,718	(69,285)
2013	924,662	(5,387)	1,026,729	4,733

Total	$10,303,014	$(185,529)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(26,485)	$375,000	$(13,350)
2013	100,000	(40,620)	200,000	(71,175)
2014	3,325,000	(483,873)	3,525,000	(391,159)

Total	$3,800,000	$(550,978)	$4,100,000	$(475,684)

CDS on ABS
Estimated Year of Maturity
2010	$—	$—	$10,000	$(8,989)
2011	23,000	(19,746)	16,682	(14,199)
2012	5,000	(3,584)	5,000	(3,572)
2020	736	(445)	—	—

Total	$28,736	$(23,775)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(8,160)	$2,757	$(8,160)	$2,421

Total	$(8,160)	$2,757	$(8,160)	$2,421

Primus Guaranty, Ltd.
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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Primus Guaranty’s risk with respect to a CLO under management is confined to any investment in the junior subordinated notes or preferred shares issued by the CLO and any uncollected management fees. If Primus Guaranty were to liquidate, the assets of the CLOs would not be available to the general creditors of Primus Guaranty, and as a result, Primus Guaranty does not consider investments held by the CLOs under management to be its assets. Additionally, the investors in the CLOs have no recourse to the general credit of Primus Guaranty for the notes issued by the CLOs. Therefore, Primus Guaranty does not consider this debt to be its legal liability.
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
Since the adoption of ASC Topic 810, Consolidation is applied on a prospective basis; the Company’s condensed consolidated statement of operations reflects the elimination of asset management fees earned from the CLOs, changes in the fair value attributable to Primus Guaranty’s investment in the CLOs, and includes the revenues and expenses of the CLOs for the three and six months ended June 30, 2010.
The following table presents the components of net CLO loss for the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Net CLO loss
Net realized gains on CLO loans and securities	$19,130	$48,696
Net unrealized losses on CLO loans and securities	(68,443)	(6,366)
Net realized losses on CLO notes	(3,306)	(6,115)
Net unrealized losses on CLO notes	(73,976)	(84,952)
Other income	1,753	1,488

Total net CLO loss	$(124,842)	$(47,249)

Primus Guaranty, Ltd.
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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of CLO Assets and Liabilities
At June 30, 2010 the aggregate fair value of the CLO loans and securities was approximately $2.4 billion. At June 30, 2010, the aggregate contractual principal amount of the CLO loans and securities was $2.7 billion. At June 30, 2010, CLO loans and securities in nonaccrual status were approximately $138.9 million in aggregate unpaid principal balance with a fair value of $61.7 million. At June 30, 2010, the aggregate fair value of CLO loans and securities that are 90 days or more past due was $54.0 million.
At June 30, 2010, the total outstanding fair value of all the CLO notes and preferred shares issued by the CLOs under management was $2.3 billion. At June 30, 2010, the aggregate unpaid principal balance of the CLO notes was approximately $2.9 billion.
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
Nonperformance Risk Adjustment — Credit Swap Portfolio
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
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value in the condensed consolidated statements of financial condition as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$972,113	$906,382
Nonperformance risk adjustments	(214,576)	(214,477)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$757,537	$691,905

The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue (loss) in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net credit swap revenue (loss) without nonperformance risk adjustments	$(252,567)	$1,247,277	$(102,277)	$1,440,592
Nonperformance risk adjustments	62,859	(675,394)	99	(757,828)

Net credit swap revenue (loss) after nonperformance risk adjustments	$(189,708)	$571,883	$(102,178)	$682,764

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Hierarchy Tables
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$139,863	$—	$—	$139,863
Investments	—	367,117	1,197	368,314
CLO cash and cash equivalents	117,357	—	—	117,357
CLO loans and securities	—	2,422,961	—	2,422,961
Unrealized gain on credit swaps	—	—	126	126
Other assets	—	4,342	—	4,342

Total Assets	$257,220	$2,794,420	$1,323	$3,052,963

Liabilities
Unrealized loss on credit swaps	$—	$—	$757,537	$757,537
Other liabilities	—	—	9,117	9,117
CLO notes	—	—	2,266,583	2,266,583

Total Liabilities	$—	$—	$3,033,237	$3,033,237

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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Assets and Liabilities Reconciliation Tables
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Unrealized		Trading	Available-for-
	Gain on		Account	Sale
	Credit Swaps	Investments	Assets	Investments

Balance, beginning of period	$1,873	$1,152	$3,830	$365
Realized losses	83	—	2,488	(194)
Unrealized gains (losses)	(1,830)	45	88	(171)
Purchases, sales, issuances and settlements	—	—	(6,143)	—

Balance, end of period	$126	$1,197	$263	$—

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Unrealized		Trading	Available-for-
	Gain on		Account	Sale
	Credit Swaps	Investments	Assets	Investments

Balance, beginning of period	$2,207	$1,344	$3,940	$796
Realized losses	83	—	2,378	(808)
Unrealized gains (losses)	(2,164)	(9)	88	—
Purchases, sales, issuances and settlements	—	(138)	(6,143)	12

Balance, end of period	$126	$1,197	$263	$—

Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in “Accumulated other comprehensive income”, which is a component of Shareholders’ equity in the condensed consolidated statements of financial condition. Unrealized gains or losses on Level 3 assets (trading account assets) are recorded in the “Other” caption under “Revenues” in the condensed consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
			Unrealized	Unrealized
		Other	Loss on Credit	Loss on Credit
	CLO Notes	Liabilities	Swaps	Swaps

Balance, beginning of period	$(2,208,804)	$(6,812)	$(564,436)	$(2,050,571)
Adoption of ASC Topic 810, Consolidation	—	—	—	—
Realized losses	(3,306)	—	10,011	2,975
Unrealized gains (losses)	(73,976)	(2,305)	(203,112)	549,649
Purchases, sales, issuances and settlements	19,503	—	—	—

Balance, end of period	$(2,266,583)	$(9,117)	$(757,537)	$(1,497,947)

The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
			Unrealized	Unrealized
		Other	Loss on Credit	Loss on Credit
	CLO Notes	Liabilities	Swaps	Swaps

Balance, beginning of period	$—	$(5,470)	$(691,905)	$(2,173,461)
Adoption of ASC Topic 810, Consolidation	(2,210,642)	—	—	—
Realized losses	(6,115)	—	66,053	37,453
Unrealized gains (losses)	(84,952)	(3,647)	(131,685)	638,061
Purchases, sales, issuances and settlements	35,126	—	—	—

Balance, end of period	$(2,266,583)	$(9,117)	$(757,537)	$(1,497,947)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in the “Net credit swap revenue (loss)” caption in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period. Unrealized losses on Level 3 liabilities (other liabilities) are included in the “Other expense” caption in the condensed consolidated statements of operations. Unrealized losses on Level 3 liabilities (CLO notes) are included in “Net CLO loss” caption in the condensed consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Instruments Not Carried at Fair Value
The Company’s long-term debt is recorded at historical amounts. At June 30, 2010, the carrying value and fair value of the original face value $125 million, 7% Senior Notes (“the 7% Senior Notes”) were $91.5 million and $64.4 million, respectively. During the three and six months ended June 30, 2010, the Company repurchased approximately $3.1 million and $3.2 million, respectively, of face value of its 7% Senior Notes at a cost of $2.2 million in each period. As a result, the Company recorded a net gain of $0.8 million on retirement of debt in each period, after related write-off of unamortized issuance costs. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price.
At June 30, 2010, the carrying value of Primus Financial’s subordinated deferrable interest notes was $130.5 million. During the three and six months ended June 30, 2010, Primus Financial repurchased $5.6 million and $17.1 million, respectively, of face value of its subordinated deferral interest notes at a cost of $3.7 million and $10.3 million, respectively for the three and six months ended June 30, 2010. As a result, Primus Financial recorded a net gain of $1.9 million and $6.6 million, respectively on retirement of long-term debt for the three and six months ended June 30, 2010, after related write-off of unamortized issuance costs. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no consistent market activity or pricing of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.54% for the six months ended June 30, 2010, with the first maturity date on such notes scheduled in June 2021.
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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Primus Absolute Return Credit Fund and Primus Credit Strategies Fund
During the first quarter of 2010, the Company launched two funds, Primus Absolute Return Credit Fund and Primus Credit Strategies Fund. The funds invest primarily in corporate debt securities and loans. During the first quarter of 2010, the Company had invested an aggregate of $40.0 million in these funds as seed capital. The Company is seeking to raise further capital for the funds from third parties. For accounting purposes, the funds are consolidated in the Company’s financial statements as of June 30, 2010 and their financial results are recorded in the condensed consolidated statements of operations.
8. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss) available to common shares	$(188,394)	$596,928	$(101,872)	$703,736
Weighted-average basic shares outstanding	38,903	40,430	38,795	40,646
Effect of dilutive instruments:
Restricted share units	—	838	—	450

Weighted-average diluted shares	38,903	41,268	38,795	41,096
Basic EPS	$(4.84)	$14.76	$(2.63)	$17.31
Diluted EPS	$(4.84)	$14.46	$(2.63)	$17.12
For the three months ended June 30, 2010 and 2009, approximately 3.8 million shares and 1.9 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
For the six months ended June 30, 2010 and 2009, approximately 4.0 million shares and 2.0 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
9. Share — Based Compensation
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
The fair value of share options granted is determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The fair value of performance shares awarded with a market condition are determined using a Monte Carlo simulation pricing model which requires certain estimates for values of variables used in the model. Performance shares with a market condition are amortized over the estimated expected term derived from the model. The Company did not grant any share options during the three and six months ended June 30, 2010 and 2009.

The Company recorded share-based compensation expense of approximately $1.9 million and $1.2 million during the three months ended June 30, 2010 and 2009, respectively. The Company recorded share-based compensation expense of approximately $3.5 million and $2.0 million during the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, total unrecognized share-based compensation expense related to nonvested share awards was $4.0 million. This expense is expected to be recognized over a weighted average period of 1.8 years.
10. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$(313,604)	$597,998	$(136,681)	$705,750
Other comprehensive income (loss):
Foreign currency translation adjustments	(36)	193	(74)	117
Change in net unrealized gains (losses) on available-for-sale investments	1,423	989	2,805	(1,407)

Comprehensive income (loss)	(312,217)	599,180	(133,950)	704,460
Less: Distributions on preferred securities of subsidiary	724	1,070	1,712	2,014
Less: Net loss attributable to non-parent interests in CLOs	(125,934)	—	(36,521)	—

Comprehensive income (loss) available to common shares	$(187,007)	$598,110	$(99,141)	$702,446

11. Income Taxes
Primus Guaranty and certain of its subsidiaries are under U.S. Internal Revenue Service (“IRS”) audit for the tax years 2004 through 2006. The IRS audit has not yet been finalized and the outcome cannot be predicted with certainty. Should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, Primus Guaranty could be required to adjust its provision for income tax in the period such resolution occurs. Therefore, it is reasonably possible that Primus Guaranty’s unrecognized tax benefits could materially change in the next 12 months. However, because of the uncertainty of the potential outcome of outstanding issues in the audit, quantification of an estimated range for any provision can not be made at this time.
12. Subsequent Event
On July 29, 2010, the Company’s board of directors authorized an additional expenditure of up to $5.0 million of available cash for the purchase of the Company’s common shares and/or its 7% Senior Notes. At June 30, 2010, the Company had $10.9 million available under its buyback program.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
13. Segment Reporting
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which significantly affected the Company’s financial statements, which required it to consolidate the assets, liabilities, revenues and expenses of all eight of the CLOs under management. As a result of the adoption of ASC Topic 810, Consolidation, commencing with the first quarter of 2010, the Company’s segment reporting has been modified. The Company’s operations are reorganized into two segments for financial reporting purposes: (i) credit protection, asset management and corporate, and (ii) the CLOs on a standalone basis. Primus Guaranty’s credit protection, asset management and corporate business is consistent with previous reporting.
The following table summarizes the Company’s operations and allocation of assets as of and for the three months ended June 30, 2010:

	Three Months Ended June 30, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs		Consolidated
	Corporate	Standalone	Eliminations	Totals
Revenues:
Net credit swap loss	$(189,708)	$—	$—	$(189,708)
Net CLO loss	—	(129,282)	4,440	(124,842)
CLO Interest income	—	19,510	—	19,510
Asset management and advisory fees	5,501	—	(5,238)	263
Interest income	3,905	—	(364)	3,541
Gain on retirement of long-term debt	2,676	—	—	2,676
Other income	4,217	—	(4,440)	(223)

Total revenues (losses)	$(173,409)	$(109,772)	$(5,602)	$(288,783)

Expenses:
CLO interest expense	$—	$8,622	$(364)	$8,258
CLO expenses	—	7,540	(5,238)	2,302
Compensation and employee benefits	5,766	—	—	5,766
Professional and legal fees	2,308	—	—	2,308
Interest expense	1,737	—	—	1,737
Other expenses	4,590	—	—	4,590

Total expenses	$14,401	$16,162	$(5,602)	$24,961

Income (loss) before provision for income taxes	$(187,810)	$(125,934)	$—	$(313,744)
Provision (benefit) for income tax	(140)	—	—	(140)

Net loss	$(187,670)	$(125,934)	$—	$(313,604)
Less: Distributions on preferred securities of subsidiary	724	—	—	724
Less: Net loss attributable to non-parent interests in CLOs	$—	$(125,934)	$—	$(125,934)

Net loss available to common shares	$(188,394)	$—	$—	$(188,394)

Segment assets	$666,222	$2,596,413	$—	$3,262,635

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company’s operations and allocation of assets as of and for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs		Consolidated
	Corporate	Standalone	Eliminations	Totals
Revenues:
Net credit swap loss	$(102,178)	$—	$—	$(102,178)
Net CLO loss	—	(54,856)	7,607	(47,249)
CLO Interest income	—	42,932	—	42,932
Asset management and advisory fees	7,400	—	(6,846)	554
Interest income	6,605	—	(364)	6,241
Gain on retirement of long-term debt	7,433	—	—	7,433
Other income	7,453	—	(7,607)	(154)

Total revenues (losses)	$(73,287)	$(11,924)	$(7,210)	$(92,421)

Expenses:
CLO interest expense	$—	$14,459	$(364)	$14,095
CLO expenses	—	10,138	(6,846)	3,292
Compensation and employee benefits	11,191	—	—	11,191
Professional and legal fees	3,947	—	—	3,947
Interest expense	3,606	—	—	3,606
Other expenses	8,126	—	—	8,126

Total expenses	$26,870	$24,597	$(7,210)	$44,257

Income (loss) before provision for income taxes	$(100,157)	$(36,521)	$—	$(136,678)
Provision for income tax	3	—	—	3

Net loss	$(100,160)	$(36,521)	$—	$(136,681)
Less: Distributions on preferred securities of subsidiary	1,712	—	—	1,712
Less: Net loss attributable to non-parent interests in CLOs	$—	$(36,521)	$—	$(36,521)

Net loss available to common shares	$(101,872)	$—	$—	$(101,872)

Segment assets	$666,222	$2,596,413	$—	$3,262,635

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
Business
Primus Guaranty is a holding company that conducts business currently through its two principal operating subsidiaries, Primus Asset Management, an investment manager to affiliated companies and third-party entities, and Primus Financial, a credit derivative product company and a provider of credit protection.
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which required it to consolidate the assets, liabilities, revenues and expenses of the CLOs under Primus Asset Management’s management. The impact of the consolidation of the CLOs under management is discussed further below.
Primus Asset Management
Primus Asset Management manages CLOs, CSOs, investment fund vehicles and separately managed accounts on behalf of third parties. Additionally, Primus Asset Management acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management receives fees for investment management services. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates. As of June 30, 2010, Primus Asset Management managed Primus Financial’s consolidated credit swap portfolio of $14.1 billion in notional amount and assets of approximately $3.3 billion in CLOs, CSOs, investment fund vehicles and separately managed accounts.
Primus Financial
Primus Financial Products, LLC was established to sell credit protection in the form of credit swaps primarily to global financial institutions and major credit swap dealers. Credit swaps include single name, tranches, and CDS on ABS. During 2009, Primus Guaranty announced its intention to amortize Primus Financial Products, LLC’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio, unless associated with a risk mitigation transaction.
At June 30, 2010, Primus Financial’s credit swap portfolio had a total notional amount of $14.1 billion, which included $10.3 billion of single name credit swaps, $3.8 billion of tranches and $28.7 million of CDS on ABS. Primus Financial’s portfolio of credit swaps includes single name credit swaps denominated in euros. Euro-denominated credit swaps comprised 42% of the notional amount of our Primus Financial single name credit swaps sold portfolio at June 30, 2010. See note 4 of notes to condensed consolidated financial statements for further information on the credit swap portfolio.

Executive Overview and Business Outlook
During the second quarter of 2010, there was a general widening in credit spreads combined with increased levels of volatility across the investment grade and non-investment grade sectors. Some of the reasons for the deterioration in the credit markets were the concerns about sovereign debt, continued high unemployment levels in the United States and Western Europe and concern that retrenchment in government stimulus spending may lead to a slowdown in growth or even a recession. Generally, the massive oil leak in the Gulf of Mexico also resulted in an increase in credit spreads on the companies involved in the oil and oil services industry. Somewhat offsetting these concerns were better than expected corporate earnings announcements and a growing conviction that corporate defaults would be less than previously forecast. Additionally, for the first time since 2007 — before the onset of the financial crisis — the number of ratings upgrades exceeded the number of ratings downgrades in the United States by Standard & Poor’s and Moody’s.
Within this volatile environment, Primus Guaranty performed well, with its results affected by premium levels and an improvement in asset management fees. Primus Asset Management began to receive fees on almost all of the CLOs it manages. Primus Financial did, however, incur a credit mitigation charge during the second quarter of 2010 related to the de-risking of its credit swap portfolio. In addition, our operating expense run rate was marginally higher during the second quarter of 2010 as a result of higher compensation expense associated with the improving revenue outlook for our asset management business.
Our negative GAAP financial results for the second quarter of 2010 primarily reflected two factors. The first factor was the change in the unrealized mark-to-market value of Primus Financial’s credit swap portfolio, principally the result of increases in credit swap market premium levels, as discussed in greater detail above, in the second quarter of 2010. As our intent is for Primus Financial to hold swaps to maturity, and because Primus Financial does not post collateral (which typically is based on market-to-market values), a negative mark-to-market in the second quarter of 2010 on the credit swap portfolio did not directly impact its business operations.
The second factor related to the implementation of the new accounting standard, (ASC Topic 810, Consolidation) during the first quarter of 2010 that requires Primus Guaranty to consolidate the assets, liabilities, revenues and expenses of the CLOs that are managed by Primus Asset Management. Shareholders should understand that the assets of the CLOs are available only to satisfy the liabilities of the CLOs and are not available to the Company and the Company has no contractual obligation to fund or provide other financial support for the CLOs.
We continued to take steps in the second quarter of 2010 to de-risk Primus Financial’s credit swap portfolio. Management believes the portfolio repositioning and credit mitigation transactions that Primus Financial has completed over the past several quarters have significantly reduced its exposure to certain higher risk tranches, Reference Entities and single-name concentrations, particularly the monoline financial guarantors. In the second quarter of 2010, Primus Financial terminated $25 million of exposure to two financial guarantors, Ambac Financial Group, Inc. and MBIA Inc. Over the course of the last two years, from mid-2008, Primus Financial has reduced its notional exposure to monoline insurers by a total of $357.9 million. At June 30, 2010, Primus Financial had outstanding a total notional of $160.5 million exposure in single name credit swaps referencing monoline insurers.

During the second quarter of 2010, we took further steps to provide additional information to shareholders on Primus Financial’s credit swap portfolio when we posted on our Web site a list of the single name and tranche Reference Entity exposures in its consolidated credit swap portfolio. As we have discussed, the decision to publish this information reflects an evolution in our portfolio management approach now that Primus Financial’s credit swap portfolio is in amortization. We have now moved to a more tactical approach in managing the portfolio’s current risk profile.
Primus Financial’s credit swap portfolio in amortization should provide significant future premium income. At June 30, 2010, we anticipate Primus Financial receiving approximately $118 million in future premium income, assuming that the credit swaps in its portfolio run to full maturity.
Another major source of value to shareholders includes returns from the investment of the Company’s capital. Since requesting the withdrawal of Primus Financial’s credit ratings in 2009, we have amended Primus Financial’s investment strategy to enable investment in predominately investment grade corporate debt, which has enhanced investment returns.
Under our program to buy back the Company’s common shares and debt, we purchased 465,539 shares of our common shares at an aggregate price of $1.8 million in the second quarter of 2010. We also purchased a total of $8.7 million in par value of the long-term debt issued by Primus Guaranty and Primus Financial at a total cost of $5.8 million, resulting in net realized gains of $2.7 million. The buy back of debt has enabled us to reduce our financing costs over the past year and has enabled us to realize gains as debt is bought back at a discount to par.
As noted above, Primus Asset Management recognized subordinated management fees on seven of the eight CLOs under management during the second quarter of 2010, resulting in an increase in fee income. Total CLO fees, including senior, subordinated and incentive management fees, were $5.2 million in the second quarter of 2010, compared with $1.6 million in the first quarter of 2010. In addition, we received distributions of approximately $0.4 million on our investment in the subordinated notes of two of the CLOs under management in the second quarter of 2010. This is the first distribution received on the investments since 2008.
In the first quarter of 2010, we provided the seed capital for two funds, the Primus Absolute Return Credit Fund and the Primus Credit Strategies Fund, both of which are managed by Primus Asset Management. The aggregate returns on these funds were positive in the second quarter of 2010. We have expanded the resources dedicated to managing these funds during the second quarter, including the engagement of fund marketing professionals.
As we announced on August 12, 2010, the Company is considering strategic alternatives for its asset management business. During the second quarter of 2010, we retained a leading investment bank in the asset management field — Berkshire Capital Securities LLC — to more formally assist us in our review.

After the close of the second quarter of 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. This far-reaching financial reform legislation is likely to significantly alter the landscape of the over-the-counter derivatives markets. The exact nature of this change is likely to become apparent only after the U.S. regulatory agencies move through the extensive rule-making process required under the law. This is a process that will likely take 12 to 18 months to complete. However, based on our preliminary analysis, it does not appear that Primus Financial’s legacy credit swap portfolio would be subject to the law’s collateralization and margin requirements. This means that Primus Financial would not be forced by the new law into posting margin on contracts that expressly forbid us from doing so. It does appear that Primus Financial will be required to report its credit swap positions to a central trade repository and we may face other reporting or registration requirements.
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
Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. Management believes that the adoption of ASC Topic 810, Consolidation, as discussed below, had a significant impact on our consolidated financial statements for the three and six months ended June 30, 2010.
Impact of Adoption of ASC Topic 810, Consolidation
The adoption of ASC Topic 810, Consolidation, significantly affected the Company’s financial statements. The consolidation of CLOs under management on January 1, 2010 resulted in an increase in total assets of approximately $2.5 billion, an increase in total liabilities of $2.3 billion and an increase to total shareholders’ equity of $266 million as required under the accounting standard. The $266 million increase in equity is not available to the shareholders of Primus Guaranty.
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
Fair Value Hierarchy — Level 3 Assets and Liabilities
Level 3 assets at June 30, 2010, which included the unrealized gain on credit swaps and ABS bonds, were $1.3 million, or 0.04% of the total assets measured at fair value. Level 3 liabilities at June 30, 2010, which included the CLO notes, unrealized loss on credit swaps sold and a contingent consideration liability, were $3.0 billion, or 100% of total liabilities measured at fair value.
Level 3 assets at December 31, 2009, which included the unrealized gain on credit swaps, investments in CLOs and ABS bonds, were $3.6 million, or 0.6% of the total assets measured at fair value. Level 3 liabilities at December 31, 2009, which included the unrealized loss on credit swaps sold and a contingent consideration liability, were $697.4 million, or 100% of total liabilities measured at fair value.
Counterparty Default — Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial has not designated any early termination date under the ISDA Master Agreement, and accordingly, intends to continue the credit swap agreements. LBSF has been obligated to pay approximately $14.4 million in premiums on its credit swap transactions since the third quarter of 2008, but has failed to do so. As a consequence, Primus Financial did not recognize premium income of approximately $1.5 million and $1.8 million on the credit swaps with LBSF during the three months ended June 30, 2010 and 2009, respectively. Primus Financial did not recognize premium income of approximately $3.1 million and $3.6 million on the credit swaps with LBSF during the six months ended June 30, 2010 and 2009, respectively. The cumulative amount of $14.4 million due, but unpaid, was netted against the fair value of unrealized losses on the credit swaps with LBSF outstanding at June 30, 2010.
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

Results of Operations
Introduction
As previously discussed, effective January 1, 2010, under new accounting rules, we were required to adopt ASC Topic 810, Consolidation, which significantly affected the Company’s results of operations. The adoption of ASC Topic 810, Consolidation required us to consolidate the revenues and expenses of the CLOs under management on a prospective basis. Prior year comparable information regarding CLO revenue and expenses is neither required by GAAP nor practicable to obtain. As a result of the adoption, we have incorporated net CLO loss, CLO interest income, CLO interest expense and other CLO expenses into our results of operations, as further discussed below. As with CLO revenues and expenses, prior year comparable data for the consolidated CLOs activities are neither required by GAAP nor practicable to obtain.
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
Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009
Overview of Financial Results
GAAP net loss available to common shares for the second quarter of 2010 was $(188.4) million, compared with GAAP net income available to common shares of $596.9 million for the second quarter of 2009. The net loss attributable to non-parent interests, which relates to the CLOs, has been deducted from net loss to arrive at GAAP net loss available to common shares. The Company’s GAAP net income (loss) available to common shares primarily was driven by net credit swap revenue (loss) of $(189.7) million and $571.9 million, respectively. Net credit swap revenue (loss) for the periods primarily were attributable to mark-to-market unrealized gains (losses) on Primus Financial’s credit swap portfolio.
Net credit swap premiums earned were $15.2 million in the second quarter of 2010, compared with $22.2 million in the second quarter of 2009. The decrease in net premiums is primarily attributable to the amortization of Primus Financial’s credit swap portfolio, as Primus Financial did not write any additional credit protection during these periods. The components of our net credit swap revenue (loss) for Primus Financial are discussed in detail below.
Interest income on our portfolio of investments (excluding CLO loans and securities) was $3.5 million in the second quarter of 2010, compared with $1.1 million in the second quarter of 2009. The increase is primarily attributable to higher returns on our invested balances.
During the quarter ended June 30, 2010, in aggregate, we recorded a net gain of approximately $2.7 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.

Interest expense and distributions on preferred securities issued by Primus Financial were $2.5 million in the second quarter of 2010, compared with $3.4 million in the second quarter of 2009. The decrease is primarily attributable to lower LIBOR and reduced debt levels.
Operating expenses were $15.0 million in the second quarter of 2010, compared with $8.7 million in the second quarter of 2009. The increase in operating expenses was principally a result of an increase in the provision for contingent earn-out payments related to the CypressTree acquisition, higher compensation and benefits as a result of additional headcount from the CypressTree acquisition in July 2009 and the CLO expenses attributable to the consolidation of the CLOs under management on January 1, 2010. Absent the consolidation of the CLOs, our operating expenses would have been $12.7 million for the three months ended June 30, 2010.
Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $(189.7) million and $571.9 million for the three months ended June 30, 2010 and 2009, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the three months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended
	June 30,
	2010	2009
Net premiums earned	$15,234	$22,234
Net realized losses on credit swaps	(10,094)	(2,975)
Net unrealized gains (losses) on credit swaps	(194,848)	552,624

Total net credit swap revenue (loss)	$(189,708)	$571,883

Net Premiums Earned
Net premiums earned were $15.2 million and $22.2 million for the three months ended June 30, 2010 and 2009, respectively. The decrease was primarily attributable to the amortization of Primus Financial’s credit swap portfolio.

Net Realized Losses on Credit Swaps
Net realized losses on credit swaps sold were $10.1 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively. Net realized losses for the three months ended June 30, 2010 primarily included $10.0 million of payments to terminate additional single name credit swaps referencing Ambac Financial Group, Inc and MBIA Inc. Net realized losses for the three months ended June 30, 2009 included $3.0 million related to realized losses on the CDS on ABS portfolio.
Net Unrealized Gains (Losses) on Credit Swaps
Net unrealized gains (losses) on credit swaps were $(194.8) million and $552.6 million for the three months ended June 30, 2010 and 2009, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the three months ended June 30, 2010 and 2009, Primus Financial recorded nonperformance risk adjustments of $62.9 million and $(675.4) million, respectively, which is reflected in these periods.
Net CLO Loss
Net CLO loss includes realized and unrealized gains or losses on loans and securities in the CLOs and realized and unrealized losses on CLO notes. Net CLO loss was $(124.8) million for the three months ended June 30, 2010. Net CLO loss primarily consisted of $19.1 million of realized gains on CLO loans and securities; $(68.4) million of unrealized losses on CLO loans and securities; $(77.3) million of realized and unrealized losses on the CLO notes and other income of $1.8 million.
CLO Interest Income
CLO interest income includes interest earned on CLO loans and securities held by the CLOs. CLO interest income was $19.5 million for the three months ended June 30, 2010.
Asset Management and Advisory Fees
We earned $0.3 million and $0.4 million of asset management and advisory fees for the three months ended June 30, 2010 and 2009, respectively.
Primus Asset Management acts as collateral manager for CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. As a result of the consolidation of the CLOs under management, asset management fees earned from the CLOs for the three months ended June 30, 2010 of $5.2 million have been eliminated from the Company’s consolidated financial statements presentation.
In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2010 or 2009, respectively. The CSO contracts mature between December 2010 and June 2013.

Interest Income
We earned interest income of $3.5 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. The increase in interest income is attributable to higher average yields on our investment portfolio, principally a result of an increase in the proportion of investment grade corporate debt securities held in the portfolio.
Weighted average yields on our cash, cash equivalents and investments were 2.44% for the three months ended June 30, 2010, compared with 0.61% for the three months ended June 30, 2009.
Gain on Retirement of Long-Term Debt
During the three months ended June 30, 2010 and 2009, in aggregate, we recorded a gain of $2.7 million and $33.2 million, respectively, on the retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the three months ended June 30, 2010, Primus Financial purchased, in the aggregate, approximately $5.6 million in face value of its subordinated deferrable notes at a cost of approximately $3.7 million. These transactions resulted in a net realized gain of $1.9 million on retirement of long-term debt.
During the three months ended June 30, 2010, Primus Guaranty purchased and retired approximately $3.1 million in face value of its 7% Senior Notes at a cost of approximately $2.2 million. As a result, we recorded a net gain of $0.8 million on the retirement of our long-term debt, after a related write-off of $0.1 million of unamortized issuance costs.
Impairment Loss on Investments
During the three months ended June 30, 2010, we did not record any impairment losses. During the three months ended June 30, 2009, we recorded an impairment loss of $152 thousand on an investment in the subordinated notes issued by certain of the CLOs. The impairment loss was a result of reduced estimated future cash flows to the investments as a result of an increase in projected default levels and credit ratings downgrades on the underlying collateral loans.
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities and sublease rental income. Other income (loss) was $(223) thousand and $2.6 million during the three months ended June 30, 2010 and 2009, respectively.
Other income (loss) during the three months ended June 30, 2010 consisted primarily of realized and unrealized losses on securities, foreign currency losses, offset by sublease rental income. Other income (loss) during the three months ended June 30, 2009 consisted primarily of realized gains on the sale of corporate bonds by Primus Financial as a result of the bonds delivered related to the settlement of a credit event on a single name credit swap sold.

Operating Expenses
Operating expenses were $15.0 million and $8.7 million for the three months ending June 30, 2010 and 2009, respectively, as summarized in the table below (dollars in thousands).

	Three Months Ended
	June 30,
	2010	2009
CLO expenses	$2,302	$—
Compensation and employee benefits	5,766	4,566
Professional and legal fees	2,308	1,957
Other	4,590	2,146

Total operating expenses	$14,966	$8,669

Number of full-time employees, at end of period	46	37
Compensation and employee benefits include salaries, benefits, accrual for incentive bonuses and share-based compensation. Incentive bonus awards are affected by our financial performance. Compensation expense for the three months ended June 30, 2010 increased by approximately $1.2 million over the comparable prior period. The increase was primarily the result of additional headcount resulting from the CypressTree acquisition in July 2009 and higher share-based compensation. Share-based compensation expense was approximately $1.9 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer liability insurance expense. The increase in professional fees is primarily attributable to higher consulting fees and advisory fees related to the development of new business initiatives, additional audit fees and higher insurance costs, partially offset by lower legal fees.
Other operating expenses include a provision for contingent consideration, rent, depreciation and amortization, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses primarily was a result of an increase in the provision for contingent earn-out payments to the former owners and related parties in connection with the CypressTree acquisition.
CLO expenses include professional fees, technology and data expenses and administrative expenses. CLO expenses were $2.3 million for the three months ended June 30, 2010.
CLO Interest Expense
CLO interest expense includes interest paid on CLO notes issued by the CLOs. CLO interest expense was $8.3 million for the three months ended June 30, 2010.

Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial.
Primus Guaranty issued $125 million 7% Senior Notes in December 2006. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. During the course of 2009 and 2010 we have repurchased our 7% Senior Notes. At June 30, 2010, $91.5 million of the 7% Senior Notes was outstanding. The reduction in principal outstanding and the decline in LIBOR from 2009 to 2010 had the effect of reducing the net interest expense on these Notes. The average interest rate was 2.42% and 3.29% for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, we recorded $0.6 million and $0.8 million of interest expense on the 7% Senior Notes, respectively.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR in the second quarter of 2009 and in the second quarter of 2010. During the course of 2009 and 2010 Primus Financial has repurchased a portion of its subordinated deferrable interest notes. At June 30, 2010, $130.5 million of the subordinated deferrable interest notes was outstanding. At June 30, 2010, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were accruing interest at an all in rate of 3.35% and 3.49%, respectively. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the three months ended June 30, 2010 and 2009, we recorded $1.1 million and $1.5 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of lower LIBOR and reduced debt levels.
Preferred Distributions
Primus Financial issued $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread over LIBOR. Currently, the spread is set at 3.0%. During 2009, Primus Financial repurchased and cancelled $5.5 million of the perpetual preferred securities. Primus Financial paid net distributions of approximately $0.7 million and $1.1 million during the three months ended June 30, 2010 and 2009, respectively, on its perpetual preferred securities. The decrease in net distributions was primarily a result of lower LIBOR and an additional payment in 2009 from the timing of distribution payments. The average interest rate on these securities was 3.07% and 4.40% for the three months ended June 30, 2010 and 2009, respectively.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was $(140) thousand and $5 thousand for the three months ended June 30, 2010 and 2009, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance of $14.5 million and $12.7 million as of June 30, 2010 and December 31, 2009, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. We believe that the income of only Primus Asset Management and our subsidiaries is likely to be subject to U.S. federal and local income taxes. However, were one of our wholly owned subsidiaries, Primus (Bermuda), Ltd. (“Primus Bermuda”), to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income, then its income tax expense (benefit), excluding interest and penalties, would have been approximately $(88.2) million and $276.4 million for the three months ended June 30, 2010 and 2009, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.
Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009
Overview of Financial Results
GAAP net loss available to common shares for the six months ended June 30, 2010 was $(101.9) million, compared with GAAP net income available to common shares of $703.7 million for the six months ended June 30, 2009. The net loss attributable to non-parent interests, which relates to the CLOs, has been deducted from net loss to arrive at GAAP net loss available to common shares. The Company’s GAAP net income (loss) available to common shares primarily was driven by net credit swap revenue (loss) of $(102.2) million and $682.8 million, respectively. Net credit swap revenue (loss) for the periods primarily was attributable to mark-to-market unrealized gains (losses) on Primus Financial’s credit swap portfolio.
Net credit swap premiums earned were $31.7 million for the six months ended June 30, 2010, compared with $44.7 million for the six months ended June 30, 2009. The decrease in net premiums is primarily attributable to the amortization of Primus Financial’s credit swap portfolio, as Primus Financial did not write any additional credit protection during these periods. The components of our net credit swap revenue (loss) for Primus Financial are discussed in detail below.
Interest income on our portfolio of investments (excluding CLO loans and securities) was $6.2 million for the six months ended June 30, 2010, compared with $3.5 million for the six months ended June 30, 2009. The increase is primarily attributable to higher returns on our invested balances.
During the six months ended June 30, 2010, in aggregate, we recorded a net gain of approximately $7.4 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.
Interest expense and distributions on preferred securities issued by Primus Financial were $5.3 million for the six months ended June 30, 2010, compared with $7.1 million for the six months ended June 30, 2009. The decrease is primarily attributable to lower LIBOR and reduced debt levels.

Operating expenses were $26.6 million for the six months ended June 30, 2010, compared with $16.8 million for the six months ended June 30, 2009. The increase in operating expenses was principally a result of an increase in the provision for contingent earn-out payments related to the CypressTree acquisition, higher compensation and benefits as a result of additional headcount from the CypressTree acquisition in July 2009 and the CLO expenses attributable to the consolidation of the CLOs under management on January 1, 2010. Absent the consolidation of the CLOs, our operating expenses would have been $23.3 million for the six months ended June 30, 2010.
Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $(102.2) million and $682.8 million for the six months ended June 30, 2010 and 2009, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the six months ended June 30, 2010 and 2009 (in thousands).

	Six Months Ended
	June 30,
	2010	2009
Net premiums earned	$31,670	$44,703
Net realized losses on credit swaps	(66,136)	(37,453)
Net unrealized gains (losses) on credit swaps	(67,712)	675,514

Total net credit swap revenue (loss)	$(102,178)	$682,764

Net Premiums Earned
Net premiums earned were $31.7 million and $44.7 million for the six months ended June 30, 2010 and 2009, respectively. The decrease was primarily attributable to the amortization of Primus Financial’s credit swap portfolio.

Net Realized Losses on Credit Swaps
Net realized losses on credit swaps sold were $66.1 million and $37.5 million for the six months ended June 30, 2010 and 2009, respectively. Net realized losses for the six months ended June 30, 2010 primarily included a $35.0 million payment relating to the termination of three tranche transactions, $29.2 million was paid to terminate single name credit swaps referencing Ambac Financial Group, Inc and MBIA Inc. and realized losses of $1.8 million on the CDS on ABS portfolio. Net realized losses of $37.5 million for the six months ended June 30, 2009 primarily related to the CDS on ABS portfolio.
Net Unrealized Gains (Losses) on Credit Swaps
Net unrealized gains (losses) on credit swaps were $(67.7) million and $675.5 million for the six months ended June 30, 2010 and 2009, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the six months ended June 30, 2010 and 2009, Primus Financial recorded nonperformance risk adjustments of $0.1 million and $(757.8) million, respectively, which is reflected in these periods.
Net CLO Loss
Net CLO loss includes realized and unrealized gains or losses on loans and securities by the CLOs and realized and unrealized losses on CLO notes. Net CLO loss was $(47.2) million for the six months ended June 30, 2010. Net CLO loss primarily consisted of $48.7 million of realized gains on CLO loans and securities; $(6.4) million of unrealized losses on CLO loans and securities; $(91.0) million of realized and unrealized losses on the CLO notes and other income of $1.5 million.
CLO Interest Income
CLO interest income includes interest earned on CLO loans and securities held by the CLOs. CLO interest income was $42.9 million for the six months ended June 30, 2010.
Asset Management and Advisory Fees
We earned $0.6 million and $0.8 million of asset management and advisory fees for the six months ended June 30, 2010 and 2009, respectively.
Primus Asset Management acts as collateral manager for CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. As a result of the consolidation of the CLOs under management, asset management fees earned from the CLOs for the six months ended June 30, 2010 of $6.8 million have been eliminated from the Company’s consolidated financial statements presentation.
In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at June 30, 2010 or 2009, respectively. The CSO contracts mature between December 2010 and June 2013.

Interest Income
We earned interest income of $6.2 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively. The increase in interest income is attributable to higher average yields on our investment portfolio, principally a result of an increase in the proportion of investment grade corporate debt securities held in the portfolio.
Weighted average yields on our cash, cash equivalents and investments were 2.16% in the six months ended June 30, 2010, compared with 0.94% for the six months ended June 30, 2009.
Gain on Retirement of Long-Term Debt
During the six months ended June 30, 2010 and 2009, in aggregate, we recorded a gain of $7.4 million and $38.9 million, respectively, on the retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the six months ended June 30, 2010, Primus Financial purchased, in the aggregate, approximately $17.1 million in face value of its subordinated deferrable notes at a cost of approximately $10.3 million. These transactions resulted in a net gain of $6.6 million on retirement of long-term debt, after a related write-off of $0.2 million of unamortized issuance costs.
During the six months ended June 30, 2010, Primus Guaranty purchased and retired approximately $3.2 million in face value of its 7% Senior Notes at a cost of approximately $2.2 million. As a result, we recorded a net gain of $0.8 million on the retirement of our long-term debt, after a related write-off of $0.2 million of unamortized issuance costs.
Impairment Loss on Investments
During the six months ended June 30, 2010, we did not record any impairment losses. During the six months ended June 30, 2009, we recorded an impairment loss of $761 thousand on an investment in the subordinated notes issued by certain of the CLOs. The impairment loss was a result of reduced estimated future cash flows to the investments as a result of an increase in projected default levels and credit ratings downgrades on the underlying collateral loans.
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities and sublease rental income. Other income (loss) was $(154) thousand and $2.5 million during the six months ended June 30, 2010 and 2009, respectively.
Other income (loss) during the six months ended June 30, 2010 consisted primarily of realized and unrealized gains on securities, foreign currency losses, offset by sublease rental income. Other income (loss) during the six months ended June 30, 2009 consisted primarily of realized gains on the sale of corporate bonds by Primus Financial as a result of the bonds delivered related to the settlement of a credit event on a single name credit swap sold.

Operating Expenses
Operating expenses were $26.6 million and $16.8 million for the six months ending June 30, 2010 and 2009, respectively, as summarized in the table below (dollars in thousands).

	Six Months Ended
	June 30,
	2010	2009
CLO expenses	$3,292	$—
Compensation and employee benefits	11,191	9,281
Professional and legal fees	3,947	3,378
Other	8,126	4,105

Total operating expenses	$26,556	$16,764

Number of full-time employees, at end of period	46	37
Compensation and employee benefits include salaries, benefits, accrual for incentive bonuses and share-based compensation. Incentive bonus awards are impacted by our financial performance. Compensation expense for the six months ended June 30, 2010 increased by approximately $1.9 million over the comparable prior period. The increase was primarily the result of higher share-based compensation and additional headcount resulting from the CypressTree acquisition in July 2009, offset by employee severance costs during the six months ended June 30, 2009. Share-based compensation expense was approximately $3.5 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer liability insurance expense. The increase in professional fees is primarily attributable to higher consulting fees and advisory fees related to the development of new business initiatives, higher insurance costs and accounting consulting services related to the CLO consolidations, partially offset by lower legal fees.
Other operating expenses include a provision for contingent consideration, rent, depreciation and amortization, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other expenses primarily was a result of an additional provision for contingent earn-out payments to the former owners and related parties in connection with the CypressTree acquisition.
CLO expenses include professional fees, technology and data expenses and administrative expenses. CLO expenses were $3.3 million for the six months ended June 30, 2010.
CLO Interest Expense
CLO interest expense includes interest paid on CLO notes issued by the CLOs. CLO interest expense was $14.1 million for the six months ended June 30, 2010.

Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial.
Primus Guaranty issued $125 million 7% Senior Notes in December 2006. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. During the course of 2009 and 2010 we have repurchased our 7% Senior Notes. At June 30, 2010, $91.5 million of the 7% Senior Notes was outstanding. The reduction in principal outstanding and the decline in LIBOR from 2009 to 2010 had the effect of reducing the net interest expense on these Notes. The average interest rate was 2.47% and 3.36% for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, we recorded $1.2 million and $1.7 million of interest expense on the 7% Senior Notes, respectively.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR during 2009 and 2010. During the course of 2009 and 2010 Primus Financial has repurchased a portion of its subordinated deferrable interest notes. At June 30, 2010, $130.5 million of the subordinated deferrable interest notes was outstanding. At June 30, 2010, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were accruing interest at an all in rate of 3.35% and 3.49%, respectively. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the six months ended June 30, 2010 and 2009, we recorded $2.4 million and $3.4 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of lower LIBOR and reduced debt levels.
Preferred Distributions
Primus Financial issued $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread over LIBOR. Currently, the spread is set at 3.0%. During 2009, Primus Financial repurchased and cancelled $5.5 million of the perpetual preferred securities. Primus Financial paid net distributions of approximately $1.7 million and $2.0 million during the six months ended June 30, 2010 and 2009, respectively, on its perpetual preferred securities. The decrease in net distributions in 2010 was primarily a result of lower LIBOR. The average interest rate on these securities was 3.62% and 4.09% for the six months ended June 30, 2010 and 2009, respectively.
Provision for Income Taxes
Provision for income taxes was $3 thousand and $147 thousand for the six months ended June 30, 2010 and 2009, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance of $14.5 million and $12.7 million as of June 30, 2010 and December 31, 2009, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. We believe that the income of only Primus Asset Management and our subsidiaries is likely to be subject to U.S. federal and local income taxes. However, were one of our wholly owned subsidiaries, Primus (Bermuda), Ltd. (“Primus Bermuda”), to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income, then its income tax expense (benefit), excluding interest and penalties, would have been approximately $(49.0) million and $325.0 million for the six months ended June 30, 2010 and 2009, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

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
The maximum combined rate of U.S. federal, state and local income tax that could apply to Primus Financial or Primus Bermuda, were they found to be engaged in a U.S. business in New York City and subject to income tax, is approximately 46% (not including U.S. federal branch profits tax that would be imposed on Primus Bermuda were Primus Financial deemed to be making distributions to Primus Bermuda). Primus Guaranty and certain of its subsidiaries are undergoing IRS audits for the years 2004 through 2006; however, no audit has yet been finalized. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as PFICs.
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
Beginning with the first quarter of 2010, we amended our presentation of Economic Results. These amendments have been made primarily to address the adoption of ASC Topic 810, Consolidation, in our GAAP financial statements commencing in 2010. We believe that the consolidation of the CLOs into the GAAP financial statements may affect a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information by analysts or external credit rating agencies that is not reflective of the underlying financial results of operations and financial condition of Primus Guaranty, Ltd. Accordingly, we will exclude for Economic Results the net income (loss) attributable to non-parent interests, which reflects CLO income attributable to third parties. Economic Results have not been restated or amended for any previously published financial results.

We define Economic Results as GAAP net income (loss) available to common shares (which reflects the deduction of net income (loss) attributable to non-parent interests) adjusted for the following:
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
Economic Results includes realized and unrealized gains and losses on credit swap transactions undertaken by the Primus Absolute Return Credit Fund. We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of the credit swap portfolio do not necessarily cause Primus Financial to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage the Primus Financial portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark-to-market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of the credit swap portfolio have no impact on our liquidity, as Primus Financial does not provide counterparties with collateral. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize any realized gains over the original remaining life of the terminated contracts.
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

The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

GAAP net income (loss) available to common shares	$(188,394)	$596,928	$(101,872)	$703,736
Adjustments:
Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	194,963	(552,624)	67,827	(675,514)
Realized gains from early termination of credit swaps sold by Primus Financial	—	—	—	—
Amortization of realized gains from the early termination of credit swap sold by Primus Financial	264	368	558	761
Provision for CDS on ABS credit events	—	(188)	(2,374)	(15,242)
Reduction in provision for CDS on ABS credit events upon termination of credit swaps	—	3,000	1,819	27,628

Net Economic Results	$6,833	$47,484	$(34,042)	$41,369

Economic Results earnings per GAAP diluted share	$0.18	$1.15	$(0.88)	$1.01
Economic Results weighted average common shares outstanding — GAAP diluted	38,903	41,268	38,795	41,096
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

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2010 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property leases	$8,570	$1,764	$3,049	$2,312	$1,445
7% Senior Notes	91,463	—	—	—	91,463
Interest on 7% Senior Notes (a)	163,474	2,291	10,797	12,805	137,581
Subordinated deferrable interest notes	130,500	—	—	—	130,500
Interest on subordinated deferrable interest notes (b)	68,337	4,622	9,256	9,243	45,216

Total	$462,344	$8,677	$23,102	$24,360	$406,205

(a)	Net interest payments on the outstanding 7% Senior Notes at June 30, 2010 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the second quarter of 2010. The counterparty has the right to terminate the interest rate swap agreement in 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.

(b)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the second quarter of 2010.
Property leases: Primus Financial leases approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In the third quarter of 2009, Primus Financial subleased approximately 5,500 square feet of its office space.
In addition, we lease approximately 2,900 square feet of office space in London. In June 2010, we exercised our rights to early terminate such lease as of December 31, 2010. We also occupy approximately 13,800 square feet of office space in Boston, Massachusetts, under a lease that expires in 2012. There are no material restrictions imposed by our lease agreements and the leases are categorized as operating leases.
CLOs: The CLOs have unfunded loan commitments of $4.6 million at June 30, 2010, with the last maturity date in March 2014.
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
Our cash, cash equivalents, restricted cash and investments were $638.1 million and $701.1 million as of June 30, 2010 and December 31, 2009, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.
Since October 2008, Primus Guaranty has been able to purchase and retire approximately $33.5 million in face value of its 7% Senior Notes at a cost of approximately $13.7 million. At June 30, 2010, the outstanding balance of the 7% Senior Notes was $91.5 million.
Since inception of our common share buyback program in 2008, we purchased and retired approximately 8.5 million common shares at a cost of approximately $15.4 million.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. During the six months ended June 30, 2010, Primus Financial purchased in the aggregate, approximately $17.1 million in face value of its subordinated deferrable notes at a cost of approximately $10.3 million. At June 30, 2010, the total outstanding balance of deferrable interest notes was $130.5 million.
As a result of Primus Financial’s portfolio repositioning transactions in 2009, approximately $129.7 million of restricted cash and investments have been pledged as security in favor of two counterparties at June 30, 2010.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At June 30, 2010, Primus Financial had cash, cash equivalents, restricted cash and investments of $595.5 million. Primus Financial will continue to collect quarterly premium payments from its performing counterparties on outstanding credit swap contracts. At June 30, 2010, the average remaining tenor on the credit swap portfolio was 2.17 years and the total future premium receipts on Primus Financial’s credit swap portfolio was approximately $118 million (assuming all credit swaps in the portfolio run to full maturity).
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

Cash Flows
Cash flows from operating activities — Net cash used in operating activities was $71.7 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. The change primarily was attributable to realized losses on credit swaps related to risk mitigation transactions and lower premium income on a reduced credit swap portfolio during the first six months of 2010 compared with the first six months of 2009.
Cash flows from investing activities — Net cash (used in) provided by investing activities was $(35.2) million and $347.3 million for the six months ended June 30, 2010 and 2009, respectively. The change primarily was attributable to net purchases of available-for-sale investments during the first six months of 2010 compared with the maturity of our available-for-sale-investments during the first six months of 2009.
Cash flows from financing activities — Net cash used in financing activities was $52.6 million and $23.2 million for the six months ended June 30, 2010 and 2009, respectively. The change primarily was attributable to repayments of CLO notes by the CLOs as a result of the consolidation of the CLOs under management during the six months ended June 30, 2010.
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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of U.S. Private Securities Litigation Reform Act of 1995 with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” ”potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	competitive conditions and pricing levels;

•	change in rating agency requirements or methodology;

•	counterparty limits and risk;

•	legislative and regulatory developments, including changes in accounting principles;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	successful implementation of our 2010 Business Outlook and our ability to build upon the integration of the CypressTree acquisition and to manage its CLOs and other products;

•	our ability to attract third-party capital to Primus Asset Management’s managed funds and our asset management business generally;

•	the effects of implementation of new or revised accounting pronouncements; and

•	uncertainties that have not been identified at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of June 30, 2010, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $53.1 million.
We face other market risks, which are likely to have a lesser impact upon our net income (loss) available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon LIBOR. Each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $236,250 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $130.5 million of subordinated deferrable interest notes at June 30, 2010. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $326,250 annually.
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
The following table provides information about our purchases of our common shares during the second quarter ended June 30, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

April 1 – 30	17,000	$4.23	17,000	$26,342,851
May 1 – 31	162,109	$4.11	162,109	$25,676,583
June 1 – 30	286,430	$3.84	286,430	$24,576,692

Total	465,539	$	465,539

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. On February 3, 2010, our board of directors authorized an additional expenditure of up to $15.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. The amounts in this column do not reflect the cost of approximately $13.7 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended June 30, 2010.
Item 6. Exhibits
Exhibits:

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: August 13, 2010