Form 10-Q
period 2010-09-30
PRIMUS GUARANTY LTD
filed 2010-11-12
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2010, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 37,394,630.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended September 30, 2010

Part I. Financial Information
Item 1. Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(in thousands except share amounts)

	September 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$132,674	$299,514
Investments (includes $365,770 and $274,275 at fair value)	365,940	274,444
Restricted cash and investments	131,469	127,116
CLO cash and cash equivalents	133,970	—
CLO loans and securities, at fair value	2,479,970	—
CLO other assets	20,287	—
Accrued interest and premiums	7,181	6,163
Unrealized gain on credit swaps, at fair value	233	2,207
Goodwill and other intangible assets, net	7,560	8,017
Other assets	14,573	15,286

Total assets	$3,293,857	$732,747

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$5,123	$7,855
Unrealized loss on credit swaps, at fair value	526,567	691,905
Payable for credit events	4,038	28,596
CLO notes, at fair value	2,348,223	—
CLO other liabilities	67,056	—
Long-term debt	223,433	244,051
Other liabilities	34,841	9,787

Total liabilities	3,209,281	982,194

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 37,563,002 and 38,267,546 shares issued and outstanding at September 30, 2010 and December 31, 2009	3,005	3,061
Additional paid-in capital	277,423	280,685
Accumulated other comprehensive income	6,684	2,148
Retained earnings (deficit)	(500,401)	(628,443)
Appropriated retained earnings from CLO consolidation	204,763	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(8,526)	(342,549)
Preferred securities of subsidiary	93,102	93,102

Total equity (deficit)	84,576	(249,447)

Total liabilities and equity (deficit)	$3,293,857	$732,747

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
Net credit swap revenue	$227,547	$471,835	$125,369	$1,154,599
Net CLO loss	(30,000)	—	(77,249)	—
CLO interest income	22,859	—	65,791	—
Asset management and advisory fees	115	1,270	669	2,076
Interest income	3,675	1,218	9,916	4,716
Gain on retirement of long-term debt	752	643	8,185	39,591
Impairment loss on investments	—	—	—	(761)
Other income	2,453	548	2,299	3,022

Total revenues	227,401	475,514	134,980	1,203,243

Expenses
CLO interest expense	9,823	—	23,918	—
CLO other expenses	1,920	—	5,212	—
Compensation and employee benefits	5,080	6,418	16,271	15,699
Professional and legal fees	1,928	2,253	5,875	5,631
Interest expense	1,760	2,026	5,366	7,094
Other	1,412	2,543	9,538	6,648

Total expenses	21,923	13,240	66,180	35,072

Income before provision for income taxes	205,478	462,274	68,800	1,168,171
Provision for income taxes	74	5	77	152

Net income	205,404	462,269	68,723	1,168,019
Distributions on preferred securities of subsidiary	732	726	2,444	2,740
Net loss attributable to non-parent interests in CLOs	(24,355)	—	(60,876)	—

Net income available to common shares	$229,027	$461,543	$127,155	$1,165,279

Income per common share:
Basic	$6.02	$11.54	$3.30	$28.82
Diluted	$5.72	$11.14	$3.12	$28.26
Average common shares outstanding:
Basic	38,049	39,999	38,546	40,430
Diluted	40,042	41,414	40,737	41,238
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income available to common shares	$127,155	$1,165,279
Net loss attributable to non-parent interests in CLOs	(60,876)	—
Distributions on preferred securities of subsidiary	2,444	2,740

Net income	68,723	1,168,019
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items included in net income:
Net unrealized gains on CLO loans and securities	(36,482)	—
Net unrealized losses on CLO notes	177,700	—
Net realized gains by the CLOs	(54,067)	—
Net unrealized gains on credit swaps	(163,364)	(1,146,965)
Gain on retirement of long-term debt	(8,185)	(39,591)
Impairment loss on available-for-sale investments	—	761
Other	3,680	4,044
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	(41,832)	—
CLO other assets	19,547	—
CLO other liabilities	24,932	—
Restricted cash	(3,410)	—
Accrued interest and premiums	(1,018)	2,322
Other assets	(1,505)	601
Trading account assets	(54,568)	3,715
Accounts payable and accrued expenses	(2,732)	2,034
Payable for credit events	(24,558)	(2,346)
Other liabilities	28,481	322

Net cash used in operating activities	(68,658)	(7,084)

Cash flows from investing activities
Proceeds from sale of CLO loans and securities	728,428	—
Purchases of CLO loans and securities	(720,141)	—
Business acquisition	(3,427)	(3,208)
Fixed asset purchases	(23)	(97)
Payments received from CLO investments	552	94
Purchases of available-for-sale investments	(179,645)	(154,559)
Maturities and sales of available-for-sale investments	138,191	479,627

Net cash provided by (used in) investing activities	(36,065)	321,857

Cash flows from financing activities
Repayment of CLO notes by the CLOs	(37,209)	—
Retirement of long-term debt	(14,233)	(19,052)
Purchase, retirement and issuance of common shares	(8,190)	(5,463)
Purchase of preferred securities from subsidiary	—	(908)
Net preferred distributions of subsidiary	(2,444)	(2,740)

Net cash used in financing activities	(62,076)	(28,163)

Net effect of exchange rate changes on cash	(41)	168
Net increase (decrease) in cash	(166,840)	286,778
Cash and cash equivalents at beginning of period	299,514	280,912

Cash and cash equivalents at end of period	$132,674	$567,690

Supplemental disclosures
Cash paid for interest	$4,197	$8,292
Cash paid for taxes	$67	$128
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(in thousands)

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Common shares
Balance at beginning of period	$3,061	$3,263
Common shares purchased and retired	(138)	(275)
Shares issued under employee compensation plans	82	73

Balance at end of period	3,005	3,061

Additional paid-in capital
Balance at beginning of period	280,685	281,596
Common shares purchased and retired	(8,134)	(10,150)
Shares vested under employee compensation plans	4,872	4,728
Preferred shares purchased by subsidiary	—	4,511

Balance at end of period	277,423	280,685

Accumulated other comprehensive income (loss)
Balance at beginning of period	2,148	908
Adoption of ASC Topic 810, Consolidation	(1,061)	—
Foreign currency translation adjustments	(41)	232
Change in unrealized holding gains on available-for-sale securities	5,638	1,008

Balance at end of period	6,684	2,148

Retained earnings (deficit)
Balance at beginning of period	(628,443)	(2,088,723)
Adoption of ASC Topic 810, Consolidation	887	—
Net income	68,723	1,463,697
Net loss attributable to non-parent interests in CLOs	60,876	—
Distributions on preferred securities of subsidiary	(2,444)	(3,417)

Balance at end of period	(500,401)	(628,443)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	265,639	—
Net loss attributable to non-parent interests in CLOs	(60,876)	—

Balance at end of period	204,763	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(8,526)	(342,549)

Preferred securities of subsidiary
Balance at beginning of period	93,102	98,521
Net purchase of preferred shares	—	(5,419)

Balance at end of period	93,102	93,102

Total equity (deficit) at end of period	$84,576	$(249,447)

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
On September 22, 2010, Primus Asset Management entered into a binding letter of intent to sell CypressTree Investment Management, LLC (“CypressTree”). CypressTree, a CLO manager, managed or sub-advised approximately $2.8 billion of high yield and leveraged loan assets in CLOs as of September 30, 2010. Terms of the proposed transaction are pending and will be subject to final executed definitive agreements. The sale is expected to close during the fourth quarter of 2010.
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
The Company’s current involvement with VIEs is primarily through activities of Primus Asset Management, which acts as collateral manager for CLOs. The Company performed an analysis to determine if it is the primary beneficiary under the accounting standard. The analysis indicated that Primus Asset Management has the power to direct the activities of each CLO. In addition, the variability of both management fees and the Company’s investment in the junior subordinated notes or preferred shares issued by certain CLOs indicated an obligation to absorb losses or a right to receive benefits that are potentially significant to each CLO. The analysis concluded that Primus Asset Management is the primary beneficiary of the CLOs under management and therefore, the CLOs under management are required to be consolidated into the Company’s financial statements.
Upon adoption of this accounting change on January 1, 2010, the Company consolidated all of the CLOs Primus Asset Management managed as of September 30, 2010. The consolidation of these CLOs resulted in an increase for the Company in total assets of $2.5 billion, an increase in total liabilities of $2.3 billion and an increase to total shareholders’ equity of $266 million on January 1, 2010. The $266 million increase in shareholders’ equity is not available to the common shareholders of Primus Guaranty. During the nine months ended September 30, 2010, the net loss attributable to non-parent CLOs was $60.9 million, which reduced shareholders’ equity. See note 5 of these notes to condensed consolidated financial statements for further discussion.

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
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires new disclosures about information related to financing receivables, credit quality of loans and the allowance for loan losses. ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of ASU No. 2010-20 to affect its financial condition, results of operations or cash flows.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Investments
The following tables summarize the composition of the Company’s investments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$303,131	$6,548	$(41)	$309,638
ABS bonds	1,308	255	—	1,563

Total available-for-sale	304,439	6,803	(41)	311,201

Trading:
Corporate loans and debt securities	55,017	341	(789)	54,569

Total trading	55,017	341	(789)	54,569

Held-to-maturity:
Certificate of deposit	170	—	—	170

Total held-to-maturity	170	—	—	170

Total investments	$359,626	$7,144	$(830)	$365,940

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$271,809	$1,784	$(662)	$272,931
Investments in CLOs under management	203	1,062	—	1,265
ABS bonds	84	—	(5)	79

Total available-for-sale	272,096	2,846	(667)	274,275

Held-to-maturity:
Certificate of deposit	169	—	—	169

Total held-to-maturity	169	—	—	169

Total investments	$272,265	$2,846	$(667)	$274,444

The Company’s investments in the subordinated notes of the CLOs with a fair value of $10.7 million as of September 30, 2010 have been eliminated in consolidation.
The Company’s trading account assets of $54.6 million relate to the two funds launched by the Company during the first quarter of 2010. All securities transactions of the two funds are cleared by banking and securities firms, pursuant to customer agreements. Additional liquidity is available for the Primus Absolute Return Credit Master Fund, Ltd. (the “Fund”) from the brokers using investments in securities and derivatives as collateral. Included in Other liabilities is a margin balance of $22.2 million as of September 30, 2010. The Fund is charged interest at fluctuating rates based on the prevailing broker call rate. The Fund’s trading securities are held by the broker and are pledged to the broker on terms which permit the broker to sell or repledge to others, subject to certain limitations. See note 7 of these notes to condensed consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2010, approximately $304.0 million, or approximately 98%, in the fair value of corporate debt securities will mature before December 31, 2014. The ABS bonds are estimated to mature between 2011 and 2029, although the actual maturity may differ.
As of September 30, 2010, the Company has a restricted investment within restricted cash and investments, which is comprised of a corporate note issued by a counterparty. At September 30, 2010, the carrying value of this held to maturity restricted investment was $37.4 million.
The tables below summarize the fair value of available-for-sale investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at September 30, 2010 and December 31, 2009 (in thousands). See note 6 of notes to these condensed consolidated financial statements for the fair value of the financial instruments held by the CLOs under management.

	September 30, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$25,678	$(41)	$—	$—	$25,678	$(41)

Total	$25,678	$(41)	$—	$—	$25,678	$(41)

	December 31, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$121,983	$(405)	$2,248	$(257)	$124,231	$(662)
ABS bonds	79	(5)	—	—	79	(5)

Total	$122,062	$(410)	$2,248	$(257)	$124,310	$(667)

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
During the three and nine months ended September 30, 2010, it was determined that there were no credit related impairment losses on investments.

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
The table below presents the components of net credit swap revenue for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net premiums earned	$14,014	$21,885	$45,684	$66,588
Net realized losses on credit swaps	(17,543)	(21,500)	(83,679)	(58,953)
Net unrealized gains on credit swaps	231,076	471,450	163,364	1,146,964

Total net credit swap revenue	$227,547	$471,835	$125,369	$1,154,599

Credit Events and Terminations of Credit Swaps
The table below presents the components of gross realized losses recorded by Primus Financial, related to risk mitigation transactions, terminations of credit swaps and credit events for the three and nine months ended September 30, 2010 and 2009, respectively, as discussed further below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Realized losses on single name credit swaps	$(14,797)	$(21,500)	$(44,031)	$(31,350)
Realized losses on tranches	(267)	—	(35,350)	—
Realized losses on CDS on ABS	(2,778)	—	(4,597)	(27,628)

Total realized losses	$(17,842)	$(21,500)	$(83,978)	$(58,978)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Realized losses on credit swaps sold were $17.8 million and $21.5 million for the three months ended September 30, 2010 and 2009, respectively. Realized losses for the three months ended September 30, 2010 primarily included a $17.5 million payment by Primus Financial to Lehman Brothers Special Financing Inc. (“LBSF”) to terminate and settle all outstanding claims and credit swap transactions between the parties as discussed below. Realized losses for the three months ended September 30, 2009 resulted from payments to two counterparties for portfolio repositioning transactions.
Realized losses on credit swaps sold were $84.0 million and $59.0 million for the nine months ended September 30, 2010 and 2009, respectively. Realized losses for the nine months ended September 30, 2010 primarily included a $17.5 million payment to LBSF to terminate and settle all outstanding claims and credit swap transactions with LBSF, a $35.0 million payment relating to the termination of three tranche transactions, $29.2 million was paid to terminate single name credit swaps referencing Ambac Financial Group, Inc. and MBIA Inc. and realized losses of $1.8 million on the CDS on ABS portfolio. Realized losses of $59.0 million for the nine months ended September 30, 2009 primarily related to payments to two counterparties for portfolio repositioning transactions and realized losses on the CDS on ABS portfolio.
Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial did not designate any early termination date under the ISDA Master Agreement, and accordingly, continued the credit swap agreements, which referenced approximately $1.1 billion of underlying reference obligations. Included in these credit swaps were five reference entities referencing $66 million of obligations of which credit events had occurred prior to and after the LBSF and LBH bankruptcy events. Under relevant accounting standards, Primus Financial continued to carry outstanding credit swaps at their fair value. LBSF was obligated to pay approximately $16.0 million in premiums on its credit swap transactions from the third quarter of 2008 until the third quarter of 2010, but had failed to do so.
In September 2010, Primus Financial entered into a termination agreement with LBSF to settle all outstanding claims and credit swap transactions between the parties. Under the terms of the agreement, Primus Financial and LBSF terminated approximately $1.1 billion notional principal of credit swaps, which represented LBSF’s entire portfolio with Primus Financial. Primus Financial paid LBSF $17.5 million to terminate all these credit swaps and settle all outstanding claims of LBSF for credit events and of Primus Financial for unpaid premiums.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Swap Portfolio Information
The tables below summarize, by S&P credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of September 30, 2010 and December 31, 2009 (in thousands) (excluding primarily a CDS index transaction with fair value of $18 thousand). If a Reference Entity is not rated by S&P, an equivalent credit rating is obtained from another Nationally Recognized Statistical Rating Organization, if available. Transactions with LBSF as of December 31, 2009 are included in the following tables and are noted as with a non rated counterparty.

	September 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$95,899	$(1,975)	$347,963	$(5,765)
AA	1,179,834	(9,953)	1,449,137	(7,442)
A	3,395,353	(15,919)	5,656,180	(11,217)
BBB	2,698,438	(11,939)	4,730,878	(8,438)
BB	278,384	(3,558)	598,908	(16,584)
B	48,633	(1,325)	189,284	(2,726)
CCC	40,000	(1,370)	85,000	(8,864)
CC	—	—	213,087	(106,143)
D	—	—	41,000	(21,868)
Non rated	278,772	(59,624)	56,482	(628)

Total	$8,015,313	$(105,663)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AAA	$2,650,000	$(232,642)	$1,575,000	$(120,112)
AA	200,000	(18,380)	1,275,000	(122,406)
A	300,000	(40,895)	—	—
BBB	450,000	(64,879)	750,000	(103,601)
BB	150,000	(20,156)	100,000	(12,997)
B	—	—	100,000	(17,373)
CCC	—	—	200,000	(45,393)
C	—	—	100,000	(53,802)
Non rated	50,000	(26,382)	—	—

Total	$3,800,000	$(403,334)	$4,100,000	$(475,684)

CDS on ABS:
BBB	$736	$(361)	$3,682	$(2,880)
B	—	—	5,000	(4,357)
CCC	18,000	(15,206)	13,000	(10,534)
CC	5,000	(4,648)	10,000	(8,989)

Total	$23,736	$(20,215)	$31,682	$(26,760)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Purchased-Single Name:
A	$(4,120)	$81	$(4,120)	$25
CC	(4,040)	2,779	(4,040)	2,396

Total	$(8,160)	$2,860	$(8,160)	$2,421

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$1,512,054	$(9,586)	$3,263,322	$(25,340)
A	6,498,259	(96,081)	8,888,189	(136,293)
BBB	5,000	4	—	—
B	—	—	—	—
Non rated	—	—	1,216,408	(28,042)

Total	$8,015,313	$(105,663)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AA	$1,850,000	$(202,988)	$1,850,000	$(199,745)
A	1,500,000	(135,467)	1,800,000	(210,057)
BBB	450,000	(64,879)	450,000	(65,882)

Total	$3,800,000	$(403,334)	$4,100,000	$(475,684)

CDS on ABS:
A	$23,736	$(20,215)	$26,682	$(22,380)
B	—	—	—	—
Non rated	—	—	5,000	(4,380)

Total	$23,736	$(20,215)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name:
A	$(8,160)	$2,860	$(8,160)	$2,421

Total	$(8,160)	$2,860	$(8,160)	$2,421

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF as of December 31, 2009), as of September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Country of Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$3,301,615	$(70,186)	$6,836,087	$(161,513)
Europe	4,311,698	(32,470)	5,869,832	(24,249)
Asia-Pacific	352,000	(2,815)	522,000	(3,714)
Others	50,000	(192)	140,000	(199)

Total	$8,015,313	$(105,663)	$13,367,919	$(189,675)

By Counterparty:
North America	$3,248,847	$(23,491)	$6,359,144	$(76,784)
Europe	4,704,466	(81,873)	6,891,775	(111,894)
Asia-Pacific	62,000	(299)	117,000	(997)

Total	$8,015,313	$(105,663)	$13,367,919	$(189,675)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(44,416)	$600,000	$(47,099)
Europe	3,200,000	(358,917)	3,500,000	(428,585)

Total	$3,800,000	$(403,333)	$4,100,000	$(475,684)

CDS on ABS
By Reference Entity:
North America	$23,736	$(20,215)	$31,682	$(26,760)

Total	$23,736	$(20,215)	$31,682	$(26,760)

By Counterparty:
North America	$13,736	$(11,843)	$21,682	$(18,830)
Europe	10,000	(8,372)	10,000	(7,930)

Total	$23,736	$(20,215)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(8,160)	$2,860	$(8,160)	$2,421

Total	$(8,160)	$2,860	$(8,160)	$2,421

By Counterparty:
Europe	$(8,160)	$2,860	$(8,160)	$2,421

Total	$(8,160)	$2,860	$(8,160)	$2,421

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the distribution of the credit swap portfolio (including transactions with LBSF as of December 31, 2009), by year of maturity as of September 30, 2010 and December 31, 2009 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	September 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name

Year of Maturity
2010	$1,333,127	$(743)	$5,435,860	$(24,057)
2011	2,278,810	(64,094)	2,510,612	(101,066)
2012	3,700,359	(39,740)	4,394,718	(69,285)
2013	703,017	(1,086)	1,026,729	4,733

Total	$8,015,313	$(105,663)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(11,594)	$375,000	$(13,350)
2013	100,000	(33,790)	200,000	(71,175)
2014	3,325,000	(357,950)	3,525,000	(391,159)

Total	$3,800,000	$(403,334)	$4,100,000	$(475,684)

CDS on ABS
Estimated Year of Maturity
2010	$—	$—	$10,000	$(8,989)
2011	18,000	(16,125)	16,682	(14,199)
2012	5,000	(3,729)	5,000	(3,572)
2020	736	(361)	—	—

Total	$23,736	$(20,215)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(8,160)	$2,860	$(8,160)	$2,421

Total	$(8,160)	$2,860	$(8,160)	$2,421

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Variable Interest Entities and CLOs
The Company’s current involvement with VIEs is primarily through activities of Primus Asset Management, which acts as collateral manager for CLOs and earns asset management fees, subject to the terms of each collateral management agreement.
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
CLOs
A CLO is a special purpose vehicle set up to hold and manage pools of loans and securities. The loans held by a CLO generally are senior secured loans to companies rated below investment grade (BB+ and below by Standard & Poor’s and Ba1 and below by Moody’s Investor Services). The investments in a CLO are constrained by investment guidelines agreed with the ratings agencies which, among other criteria, generally provide for diversification across a number of industries and limits on overall risk to any single industry or issuer. Generally the loans are floating rate instruments and pay interest at a specified spread over LIBOR. Most CLOs have a defined investment period when they are allowed to make investments or reinvest capital as it comes available.
CLOs typically issue a series of notes with varying ratings, size and levels of subordination. The most senior notes, generally rated AAA/Aaa, generally represent 70% to 80% of the total liabilities of each CLO. The AAA class of notes is issued at a specified spread over LIBOR and under a defined payment waterfall which provides them with a first claim on the cash paid out by the CLO’s investments. The notes next in line in the waterfall generally have ratings ranging from AA/Aa to BB/Ba and also are issued at a specified spread over LIBOR with higher spreads paid to noteholders at lower rating levels. These classes of notes receive payments under a defined payment waterfall from the CLO’s investments and are paid only after higher rated tranches are paid. The most junior subordinated class of debt (or preferred shares) generally receive no coupon payments but are entitled to receive any residual cash flow from the CLO’s investments after all other classes are paid.
CLOs generally appoint a collateral manager to manage the investments in the vehicle. CLO managers are paid fees generally structured around senior fees, which rank high in the defined payment waterfall, and subordinated fees, which rank lower in the payment waterfall. The CLOs also utilize a bank trustee, which is responsible for holding the vehicle’s investments, collecting investment income and distributing that income to noteholders and paying the manager and other service providers as specified in the payment waterfall. Generally, CLOs have a stated maturity date generally in the range of 10-12 years. At maturity, or when called, all net investment capital in the CLO is distributed according to the defined payment waterfall.

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
Since the adoption of ASC Topic 810, Consolidation is applied on a prospective basis; the Company’s condensed consolidated statement of operations reflects the elimination of asset management fees earned from the CLOs, changes in the fair value attributable to Primus Guaranty’s investment in the CLOs, and includes the revenues and expenses of the CLOs for the three and nine months ended September 30, 2010.
The following table presents the components of net CLO loss for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Net CLO loss
Net realized gains on CLO loans and securities	$12,109	$60,805
Net unrealized gains on CLO loans and securities	42,847	36,481
Net realized losses on CLO notes	(622)	(6,737)
Net unrealized losses on CLO notes	(83,099)	(168,051)
Other income (loss)	(1,235)	253

Total net CLO loss	$(30,000)	$(77,249)

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
The fair value of the credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk, as discussed below. In addition, CLO notes, trading account assets, ABS bonds and contingent consideration payments are categorized within Level 3. The contingent consideration payments are included in other liabilities in the condensed consolidated statements of financial condition.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of CLO Assets and Liabilities
At September 30, 2010 the aggregate fair value of the CLO loans and securities was approximately $2.5 billion. At September 30, 2010, the aggregate contractual principal amount of the CLO loans and securities was $2.7 billion. At September 30, 2010, CLO loans and securities in nonaccrual status were approximately $108.3 million in aggregate unpaid principal balance with a fair value of $45.0 million. At September 30, 2010, the aggregate fair value of CLO loans and securities that are 90 days or more past due was $33.3 million.
At September 30, 2010, the total outstanding fair value of all the CLO notes and preferred shares issued by the CLOs under management was $2.3 billion. At September 30, 2010, the aggregate unpaid principal balance of the CLO notes was $2.9 billion.
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
Valuation Techniques — CLO loans and securities
Loans and other securities held by the CLOs under management are carried at fair value. The fair values of the CLO loans and securities are derived from prices obtained from an independent third-party pricing source.
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
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value in the condensed consolidated statements of financial condition as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$639,248	$906,382
Nonperformance risk adjustments	(112,681)	(214,477)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$526,567	$691,905

The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net credit swap revenue without nonperformance risk adjustments	$329,442	$683,868	$227,165	$2,124,460
Nonperformance risk adjustments	(101,895)	(212,033)	(101,796)	(969,861)

Net credit swap revenue after nonperformance risk adjustments	$227,547	$471,835	$125,369	$1,154,599

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Hierarchy Tables
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Quoted Prices
	in	Significant
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$132,674	$—	$—	$132,674
Investments	—	364,207	1,563	365,770
CLO cash and cash equivalents	133,970	—	—	133,970
CLO loans and securities	—	2,479,970	—	2,479,970
Unrealized gain on credit swaps	—	—	233	233
Other assets	—	4,008	—	4,008

Total Assets	$266,644	$2,848,185	$1,796	$3,116,625

Liabilities
Unrealized loss on credit swaps	$—	$—	$526,567	$526,567
Other liabilities	—	—	8,062	8,062
CLO notes	—	—	2,348,223	2,348,223

Total Liabilities	$—	$—	$2,882,852	$2,882,852

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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Assets and Liabilities Reconciliation Tables
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Unrealized		Unrealized
	Gain on		Gain on
	Credit Swaps	Investments	Credit Swaps	Investments

Balance, beginning of period	$126	$1,197	$—	$263
Realized gains	145	—	—	262
Unrealized gains (losses)	(38)	366	670	50
Purchases, sales, issuances and settlements	—	—	—	(146)

Balance, end of period	$233	$1,563	$670	$429

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Unrealized		Unrealized
	Gain on		Gain on
	Credit Swaps	Investments	Credit Swaps	Investments

Balance, beginning of period	$2,207	$1,344	$—	$4,737
Realized gains (losses)	228	—	—	(1,832)
Unrealized gains (losses)	(2,202)	357	670	138
Purchases, sales, issuances and settlements	—	(138)	—	(6,278)

Balance, end of period	$233	$1,563	$670	$429

Unrealized gains and losses on Level 3 assets (available-for-sale investments) are recorded in “Accumulated other comprehensive income”, which is a component of Shareholders’ equity in the condensed consolidated statements of financial condition. Unrealized gains or losses on Level 3 assets (trading account assets) are recorded in the “Other income” caption under “Revenues” in the condensed consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
			Unrealized
		Other	Loss on Credit	Unrealized Loss on
	CLO Notes	Liabilities	Swaps	Credit Swaps

Balance, beginning of period	$(2,266,583)	$(9,117)	$(757,537)	$(1,497,947)
Realized gains (losses)	(622)	—	17,398	21,500
Unrealized gains (losses)	(83,099)	1,055	213,572	449,281
Purchases, sales, issuances and settlements	2,081	—	—	—

Balance, end of period	$(2,348,223)	$(8,062)	$(526,567)	$(1,027,166)

The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
			Unrealized
		Other	Loss on Credit	Unrealized Loss on
	CLO Notes	Liabilities	Swaps	Credit Swaps

Balance, beginning of period	$—	$(5,470)	$(691,905)	$(2,173,461)
Adoption of ASC Topic 810, Consolidation	(2,210,642)	—	—	—
Realized gains (losses)	(6,737)	—	83,452	58,953
Unrealized gains (losses)	(168,051)	(2,592)	81,886	1,087,342
Purchases, sales, issuances and settlements	37,207	—	—	—

Balance, end of period	$(2,348,223)	$(8,062)	$(526,567)	$(1,027,166)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in the “Net credit swap revenue” caption in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period. Unrealized losses on Level 3 liabilities (other liabilities) are included in the “Other” caption under Expenses in the condensed consolidated statements of operations. Unrealized losses on Level 3 liabilities (CLO notes) are included in “Net CLO loss” caption in the condensed consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Instruments Not Carried at Fair Value
The Company’s long-term debt is recorded at historical amounts. At September 30, 2010, the carrying value and fair value of the original face value $125 million, 7% Senior Notes issued in December 2006 (the “7% Senior Notes”) were $90.4 million and $71.8 million, respectively. During the three and nine months ended September 30, 2010, the Company repurchased approximately $1.0 million and $4.2 million, respectively, of face value of its 7% Senior Notes at a cost of $0.7 million and $3.0 million, respectively. As a result, the Company recorded a net gain of $0.3 million and $1.1 million, respectively, on retirement of debt, for the three and nine months ended September 30, 2010, after related write-off of unamortized issuance costs. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price.
At September 30, 2010, the carrying value of Primus Financial’s subordinated deferrable interest notes was $129.0 million. During the three and nine months ended September 30, 2010, Primus Financial repurchased $1.5 million and $18.6 million, respectively, of face value of its subordinated deferral interest notes at a cost of $1.0 million and $11.3 million, respectively for the three and nine months ended September 30, 2010. As a result, Primus Financial recorded a net gain of $0.5 million and $7.1 million, respectively on retirement of long-term debt for the three and nine months ended September 30, 2010, after related write-off of unamortized issuance costs. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no consistent market activity or pricing of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.55% for the nine months ended September 30, 2010, with the first maturity date on such notes scheduled in June 2021.
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
In September 2010, the Company decided to close the Primus Credit Strategies Fund and commenced the liquidation of all open positions. For accounting purposes, the funds are consolidated in the Company’s financial statements as of September 30, 2010 and their financial results are recorded in the condensed consolidated statements of operations.
8. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income available to common shares	$229,027	$461,543	$127,155	$1,165,279
Weighted-average basic shares outstanding	38,049	39,999	38,546	40,430
Effect of dilutive instruments:
Restricted share units	1,993	1,415	2,191	808

Weighted-average diluted shares	40,042	41,414	40,737	41,238
Basic EPS	$6.02	$11.54	$3.30	$28.82
Diluted EPS	$5.72	$11.14	$3.12	$28.26
For the three months ended September 30, 2010 and 2009, approximately 0.9 million shares and 1.0 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
For the nine months ended September 30, 2010 and 2009, approximately 0.9 million shares and 1.4 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
9. Share — Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on estimated fair value of share options, performance shares, restricted shares and share units, as determined on the date of grant and is being expensed over the related vesting period or expected term. Share-based compensation expense is included in compensation and employee benefits in the condensed consolidated statements of operations.
The fair value of share options granted is determined using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires certain estimates for values of variables used in the model. The fair value of performance shares awarded with a market condition is determined using a Monte Carlo simulation pricing model which requires certain estimates for values of variables used in the model. Performance shares with a market condition are amortized over the estimated expected term derived from the model. The Company did not grant any share options during the three and nine months ended September 30, 2010 and 2009.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recorded share-based compensation expense of approximately $1.4 million and $1.2 million during the three months ended September 30, 2010 and 2009, respectively. The Company recorded share-based compensation expense of approximately $4.9 million and $3.3 million during the nine months ended September 30, 2010 and 2009, respectively.
As of September 30, 2010, total unrecognized share-based compensation expense related to nonvested share awards was approximately $2.9 million. This expense is expected to be recognized over a weighted average period of 1.56 years.
10. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$205,404	$462,269	$68,723	$1,168,019

Other comprehensive income (loss):

Foreign currency translation adjustments	33	51	(41)	168
Change in net unrealized gains (losses) on available-for-sale investments	2,833	1,603	5,638	196

Comprehensive income	208,270	463,923	74,320	1,168,383
Less: Distributions on preferred securities of subsidiary	732	726	2,444	2,740
Less: Net loss attributable to non-parent interests in CLOs	(24,355)	—	(60,876)	—

Comprehensive income available to common shares	$231,893	$463,197	$132,752	$1,165,643

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
12. Subsequent Events
On October 8, 2010, the trustee of one of CypressTree’s CLOs under management notified CypressTree that it had been replaced as collateral manager and a successor collateral manager had been appointed as of that date. At September 30, 2010, the CLO had assets and liabilities of $352.7 million and $321.8 million, respectively.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On October 27, 2010, the Company’s board of directors authorized an additional expenditure of up to $10.0 million of available cash for the purchase of the Company’s common shares and/or its 7% Senior Notes.
13. Segment Reporting
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which significantly affected the Company’s financial statements, which required it to consolidate the assets, liabilities, revenues and expenses of all of the CLOs under management. As a result of the adoption of ASC Topic 810, Consolidation, commencing with the first quarter of 2010, the Company’s segment reporting has been modified. The Company’s operations are reorganized into two segments for financial reporting purposes: (i) credit protection, asset management and corporate, and (ii) the CLOs on a standalone basis. Primus Guaranty’s credit protection, asset management and corporate business is consistent with previous reporting.
The following table summarizes the Company’s operations and allocation of assets as of and for the three months ended September 30, 2010:

	Three Months Ended September 30, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs		Consolidated
	Corporate	Standalone	Eliminations	Totals
Revenues:
Net credit swap revenue	$227,547	$—	$—	$227,547
Net CLO loss	—	(32,042)	2,042	(30,000)
CLO Interest income	—	22,859	—	22,859
Asset management and advisory fees	3,355	—	(3,240)	115
Interest income	3,864	—	(189)	3,675
Gain on retirement of long-term debt	752	—	—	752
Other income	4,495	—	(2,042)	2,453

Total revenues (losses)	$240,013	$(9,183)	$(3,429)	$227,401

Expenses:
CLO interest expense	$—	$10,012	$(189)	$9,823
CLO expenses	—	5,160	(3,240)	1,920
Compensation and employee benefits	5,080	—	—	5,080
Professional and legal fees	1,928	—	—	1,928
Interest expense	1,760	—	—	1,760
Other expenses	1,412	—	—	1,412

Total expenses	$10,180	$15,172	$(3,429)	$21,923

Income (loss) before provision for income taxes	$229,833	$(24,355)	$—	$205,478
Provision for income tax	74	—	—	74

Net income (loss)	$229,759	$(24,355)	$—	$205,404
Less: Distributions on preferred securities of subsidiary	732	—	—	732
Less: Net loss attributable to non-parent interests in CLOs	$—	$(24,355)	$—	$(24,355)

Net income available to common shares	$229,027	$—	$—	$229,027

Segment assets	$673,814	$2,634,227	$(14,184)	$3,293,857

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company’s operations and allocation of assets as of and for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs		Consolidated
	Corporate	Standalone	Eliminations	Totals
Revenues:
Net credit swap revenue	$125,369	$—	$—	$125,369
Net CLO loss	—	(86,898)	9,649	(77,249)
CLO Interest income	—	65,791	—	65,791
Asset management and advisory fees	10,755	—	(10,086)	669
Interest income	10,469	—	(553)	9,916
Gain on retirement of long-term debt	8,185	—	—	8,185
Other income	11,948	—	(9,649)	2,299

Total revenues (losses)	$166,726	$(21,107)	$(10,639)	$134,980

Expenses:
CLO interest expense	$—	$24,471	$(553)	$23,918
CLO expenses	—	15,298	(10,086)	5,212
Compensation and employee benefits	16,271	—	—	16,271
Professional and legal fees	5,875	—	—	5,875
Interest expense	5,366	—	—	5,366
Other expenses	9,538	—	—	9,538

Total expenses	$37,050	$39,769	$(10,639)	$66,180

Income (loss) before provision for income taxes	$129,676	$(60,876)	$—	$68,800
Provision for income tax	77	—	—	77

Net income (loss)	$129,599	$(60,876)	$—	$68,723
Less: Distributions on preferred securities of subsidiary	2,444	—	—	2,444
Less: Net loss attributable to non-parent interests in CLOs	$—	$(60,876)	$—	$(60,876)

Net income available to common shares	$127,155	$—	$—	$127,155

Segment assets	$673,814	$2,634,227	$(14,184)	$3,293,857

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report and our consolidated financial statements and accompanying notes which appear in the Company’s 2009 Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s 2009 Annual Report on Form 10-K, particularly under Item 1A “Risk Factors” and the heading “Cautionary Note Regarding Forward-Looking Statements.” In this discussion, the terms “Primus Guaranty” and “we,” “us,” “our,” and similar terms refer to Primus Guaranty, Ltd. and its wholly owned subsidiaries; the term “the Company” refers to Primus Guaranty and the CLOs required to be consolidated as a result of the adoption of ASC Topic 810, Consolidation; and other capitalized items used but not defined are as defined elsewhere in this Quarterly Report.
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
Primus Asset Management
Primus Asset Management manages CLOs, CSOs, investment fund vehicles and separately managed accounts on behalf of third parties. Additionally, Primus Asset Management acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management receives fees for investment management services. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates. As of September 30, 2010, Primus Asset Management managed Primus Financial’s consolidated credit swap portfolio of $11.8 billion in notional amount and assets of approximately $3.3 billion in CLOs, CSOs, investment fund vehicles and separately managed accounts.
On September 22, 2010, Primus Asset Management entered into a binding letter of intent to sell CypressTree. CypressTree, a CLO manager, managed or sub advised approximately $2.8 billion of high yield and leveraged loan assets in CLOs as of September 30, 2010. Terms of the proposed transaction are pending and will be subject to final executed definitive agreements. The sale is expected to close during the fourth quarter of 2010.
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

At September 30, 2010, Primus Financial’s credit swap portfolio had a total notional amount of $11.8 billion, which included $8.0 billion of single name credit swaps, $3.8 billion of tranches and $23.7 million of CDS on ABS. Primus Financial’s portfolio of credit swaps includes single name credit swaps denominated in euros. Euro-denominated credit swaps comprised 53% of the notional amount of our Primus Financial single name credit swaps sold portfolio at September 30, 2010. Euro-denominated credit swaps constitute 36% of Primus Financial’s total credit swap portfolio of $11.8 billion in notional amount, which include single name, tranche transactions and CDS on ABS. See note 4 of notes to condensed consolidated financial statements for further information on the credit swap portfolio.
Executive Overview and Business Outlook
In August 2010, we advised that we were considering strategic alternatives for our asset management business and that Berkshire Capital Securities LLC had been retained to assist us in that review. Subsequently, we announced that we entered into a binding letter of intent to sell CypressTree, our third-party asset management subsidiary, to Commercial Industrial Finance Corp. As a result of the pending sale, CLO management will no longer be a core business for us. We expect the transaction to close in the fourth quarter of 2010. We are also in process of closing the Primus Credit Strategies Fund which had been established under CypressTree’s management and are seeking to transfer the management of the Primus Absolute Return Credit Fund which had been established earlier in 2010.
Going forward our focus will be directed toward managing the risks of Primus Financial’s credit protection business as it amortizes, optimizing our capital structure, managing our portfolio of investments and containing our expenses.
When the financial crisis hit in 2008, it signaled significant changes in the credit markets and for Primus Financial, and we took steps to address those changes. Our focus shifted to preserving the value we believe we had created in Primus Financial’s credit protection business. Over the last two years, Primus Financial has undertaken a series of portfolio repositioning and risk mitigating transactions designed to de-risk its portfolio. We believe these efforts have significantly reduced Primus Financial’s exposure to certain higher risk tranches, single-name reference entities and industry concentrations, particularly the monoline financial guarantors.
Primus Financial continued to take steps in the third quarter of 2010 to de-risk its credit swap portfolio. In the third quarter of 2010, Primus Financial terminated all credit swaps and settled all outstanding claims with LBSF; Primus Financial paid LBSF $17.5 million. Premiums unpaid by LBSF and owing to Primus Financial totaled approximately $16 million at the time of settlement. The mark-to-market value of the portfolio, together with the settlement prices of the credit default swaps which had suffered credit events, totaled approximately $54.4 million in favor of LBSF. The current portfolio which was terminated also included exposure to three financial guaranty companies, including Ambac Financial Group, Inc.
At September 30, 2010, we anticipate Primus Financial receiving approximately $108 million in future cash premiums, assuming that the credit swaps in its portfolio run to full maturity.
A source of value to shareholders is returns from the investment of Primus Guaranty’s capital. Since requesting the withdrawal of Primus Financial’s credit ratings in 2009, Primus Financial’s investment strategy has been amended to enable investment in predominately investment grade corporate debt, which has enhanced investment returns.

Under our program to buy back Primus Guaranty’s common shares and debt, we purchased 1.1 million shares of our common shares at an aggregate price of $4.7 million in the third quarter of 2010. We also purchased a total of $1.0 million in par value of our long-term debt and Primus Financial purchased a total of $1.5 million in par value of its long-term debt at an overall cost of $1.7 million, resulting in net realized gains of $0.8 million. The buy back of debt has enabled us to reduce our financing costs over the past year and has enabled us to realize gains as debt is bought back at a discount to par.
In terms of operating expenses, the planned divestiture of CypressTree and other reductions in our asset management activities will reduce our ongoing operating expenses.
Details of the results of the third quarter of 2010 are discussed under “Overview of Financial Results” below.
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
Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. Management believes that the adoption of ASC Topic 810, Consolidation, as discussed below, had a significant impact on our consolidated financial statements for the three and nine months ended September 30, 2010.
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
Fair Value Hierarchy — Level 3 Assets and Liabilities
Level 3 assets at September 30, 2010, which included the unrealized gain on credit swaps and ABS bonds, were $1.8 million, or 0.06% of the total assets measured at fair value. Level 3 liabilities at September 30, 2010, which included the CLO notes, unrealized loss on credit swaps sold and a contingent consideration liability, were $2.9 billion, or 100% of total liabilities measured at fair value.
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
Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with Lehman Brothers Special Financing Inc. (“LBSF”), pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial did not designate any early termination date under the ISDA Master Agreement, and accordingly, continued the credit swap agreements. Under relevant accounting standards, Primus Financial continued to carry outstanding credit swaps at their fair value. LBSF was obligated to pay approximately $16.0 million in premiums on its credit swap transactions from the third quarter of 2008 until the third quarter of 2010, but had failed to do so.
In September 2010, Primus Financial entered into a termination agreement with LBSF to settle all outstanding claims and credit swap transactions between the parties. Under the terms of the agreement, Primus Financial and LBSF terminated approximately $1.1 billion notional principal of credit swaps, which represented LBSF’s then-existing entire portfolio with Primus Financial, including credit swaps on five reference entities that had suffered a credit event which Primus Financial had sold protection aggregating $66 million of notional principal amount to LBSF. At the time of termination, the mark-to-market value of the current portfolio, together with the settlement prices of the credit default swaps which had suffered credit events, totaled approximately $54.4 million in favor of LBSF. Also at the time of termination, the current portfolio included exposure to three financial guaranty companies, including Ambac Financial Group, Inc. As part of the termination, Primus Financial resolved its outstanding claims for unpaid premiums and paid LBSF a net termination fee of $17.5 million. We believe eliminating the inherent risk and corresponding investment of time and money associated with contentious litigation and further de-risking of the credit swap portfolio by reducing the potential exposure to the monoline insurers was in Primus Guaranty’s best interest, particularly in consideration that Primus Financial is in amortization.

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
Primus Financial also makes net distributions on its preferred securities. These components are discussed in more detail below.
Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009
Overview of Financial Results
GAAP net income available to common shares for the third quarter of 2010 was $229.0 million, compared with GAAP net income available to common shares of $461.5 million for the third quarter of 2009. The net loss attributable to non-parent interests, which relates to the CLOs, has been deducted from net income to arrive at GAAP net income available to common shares. The Company’s GAAP net income available to common shares primarily was driven by net credit swap revenue of $227.5 million and $471.8 million, respectively. During the third quarter of 2010, there was a tightening in credit spreads across the investment grade and non-investment grade sectors as credit spreads recouped part of the widening experienced in the second quarter of 2010.
Net credit swap premiums earned were $14.0 million in the third quarter of 2010, compared with $21.9 million in the third quarter of 2009. The decrease in net premiums is primarily attributable to the amortization of Primus Financial’s credit swap portfolio, as Primus Financial did not write any additional credit protection during these periods. The components of our net credit swap revenue (loss) for Primus Financial are discussed in detail below.

Interest income on our portfolio of investments (excluding CLO loans and securities) was $3.7 million in the third quarter of 2010, compared with $1.2 million in the third quarter of 2009. The increase is primarily attributable to higher returns on our invested balances.
During the third quarter of 2010, in aggregate, we recorded a net gain of approximately $0.8 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt, net of a related write-off of unamortized issuance costs.
Interest expense and distributions on preferred securities issued by Primus Financial were $2.5 million in the third quarter of 2010, compared with $2.8 million in the third quarter of 2009. The decrease is primarily attributable to lower LIBOR and reduced debt levels.
Operating expenses were $10.3 million in the third quarter of 2010, compared with $11.2 million in the third quarter of 2009. The decrease in operating expenses was principally a result of lower compensation and benefits, a reduction in the provision for contingent earn-out payments related to the CypressTree acquisition, lower professional fees offset by the additional CLO expenses attributable to the consolidation of the CLOs under management on January 1, 2010. Absent the consolidation of the CLOs expenses, our operating expenses would have been $8.4 million for the third quarter of 2010.
Net Credit Swap Revenue
Net credit swap revenue was $227.5 million and $471.8 million for the three months ended September 30, 2010 and 2009, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue for the three months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Net premiums earned	$14,014	$21,885
Net realized losses on credit swaps	(17,543)	(21,500)
Net unrealized gains on credit swaps	231,076	471,450

Total net credit swap revenue	$227,547	$471,835

Net Premiums Earned
Net premiums earned were $14.0 million and $21.9 million for the three months ended September 30, 2010 and 2009, respectively. The decrease was primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio.

Net Realized Losses on Credit Swaps
Net realized losses on credit swaps sold were $17.5 million and $21.5 million for the three months ended September 30, 2010 and 2009, respectively. Net realized losses for the three months ended September 30, 2010 primarily included a $17.5 million payment by Primus Financial to LBSF to terminate and settle all outstanding claims and credit swap transactions between the parties, as previously discussed.
Net realized losses for the three months ended September 30, 2009 resulted from payments to two counterparties for portfolio repositioning transactions.
Net Unrealized Gains on Credit Swaps
Net unrealized gains on credit swaps were $231.1 million and $471.5 million for the three months ended September 30, 2010 and 2009, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the three months ended September 30, 2010 and 2009, Primus Financial recorded nonperformance risk adjustments of $(101.9) million and $(212.0) million, respectively.
Net CLO Loss
Net CLO loss includes realized and unrealized gains or losses on loans and securities in the CLOs and realized and unrealized losses on CLO notes. Net CLO loss was $(30.0) million for the three months ended September 30, 2010. Net CLO loss primarily consisted of $12.1 million of realized gains on CLO loans and securities; $42.8 million of unrealized gains on CLO loans and securities; $(83.7) million of realized and unrealized losses on the CLO notes, and other losses of $(1.2) million.
CLO Interest Income
CLO interest income includes interest earned on CLO loans and securities held by the CLOs. CLO interest income was $22.9 million for the three months ended September 30, 2010.
Asset Management and Advisory Fees
We earned $0.1 million and $1.3 million of asset management and advisory fees for the three months ended September 30, 2010 and 2009, respectively.
Primus Asset Management acts as collateral manager for CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. As a result of the consolidation of the CLOs under management, asset management fees earned from the CLOs for the three months ended September 30, 2010 of $3.2 million have been eliminated from the Company’s consolidated financial statements presentation.
In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2010 or 2009, respectively. The CSO contracts mature between December 2010 and June 2013.

Interest Income
We earned interest income of $3.7 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. The increase in interest income is attributable to higher average yields on our investment portfolio, principally a result of an increase in the proportion of investment grade corporate debt securities held in the portfolio.
Weighted average yields on our cash, cash equivalents and investments were 2.52% for the three months ended September 30, 2010, compared with 0.67% for the three months ended September 30, 2009.
Gain on Retirement of Long-Term Debt
During the three months ended September 30, 2010 and 2009, in aggregate, we recorded gains of $0.8 million and $0.6 million, respectively, on the retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the three months ended September 30, 2010, Primus Financial purchased, in the aggregate, approximately $1.5 million in face value of its subordinated deferrable notes at a cost of approximately $1.0 million. These transactions resulted in a net realized gain of $0.5 million on retirement of long-term debt.
During the three months ended September 30, 2010, Primus Guaranty purchased and retired approximately $1.0 million in face value of its 7% Senior Notes at a cost of approximately $0.7 million. As a result, we recorded a net gain of approximately $0.3 million on the retirement of our long-term debt.
Other Income
Other income includes realized and unrealized gains or losses on investment securities, foreign currency revaluation losses and sublease rental income. Other income was $2.5 million and $0.5 million during the three months ended September 30, 2010 and 2009, respectively.
Other income during the three months ended September 30, 2010 consisted primarily of realized and unrealized gains on investment securities, sublease rental income, partially offset by foreign currency losses. Other income during the three months ended September 30, 2009 consisted primarily of realized gains on corporate bonds by Primus Financial as a result of the bonds delivered related to the settlement of a credit event on a single name credit swap sold.

Operating Expenses
Operating expenses were $10.3 million and $11.2 million for the three months ending September 30, 2010 and 2009, respectively, as summarized in the table below (dollars in thousands).

	Three Months Ended
	September 30,
	2010	2009
CLO expenses	$1,920	$—
Compensation and employee benefits	5,080	6,418
Professional and legal fees	1,928	2,253
Other	1,412	2,543

Total operating expenses	$10,340	$11,214

Number of full-time employees, at end of period	45	45
Compensation and employee benefits include salaries, benefits, accrual for incentive bonuses and share-based compensation. Incentive bonus awards are affected by our financial performance. Compensation expense for the three months ended September 30, 2010 decreased by approximately $1.3 million over the comparable prior period. The decrease was primarily the result of a lower accrual for incentive bonuses. Share-based compensation expense was approximately $1.4 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer liability insurance expense. The decrease in professional fees is primarily attributable to lower consulting fees and advisory fees, partially offset by higher legal fees. During the three months ended September, 2009, we incurred higher consulting and advisory fees related to the CypressTree acquisition in July 2009.
Other operating expenses include a provision for contingent consideration, rent, depreciation and amortization, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The decrease in other operating expenses primarily was a result of a reduction in the provision for contingent earn-out payments to the former owners and related parties in connection with the CypressTree acquisition.
CLO expenses include professional fees, technology and data expenses and administrative expenses. CLO expenses were $1.9 million for the three months ended September 30, 2010.
CLO Interest Expense
CLO interest expense includes interest paid on CLO notes issued by the CLOs. CLO interest expense was $9.8 million for the three months ended September 30, 2010.

Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial.
During the course of 2009 and 2010 we have repurchased some of our 7% Senior Notes. At September 30, 2010, $90.4 million of the 7% Senior Notes was outstanding. The reduction in principal outstanding and the decline in LIBOR from 2009 to 2010 had the effect of reducing the net interest expense on these Notes. The average interest rate was 2.56% and 2.64% for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, we recorded $0.6 million and $0.6 million of interest expense on the 7% Senior Notes, respectively.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR in the third quarter of 2009 and in the third quarter of 2010. During the course of 2009 and 2010 Primus Financial has repurchased a portion of its subordinated deferrable interest notes. At September 30, 2010, $129.0 million of the subordinated deferrable interest notes was outstanding. At September 30, 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all in rate of 3.40%. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the three months ended September 30, 2010 and 2009, we recorded $1.1 million and $1.4 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of lower LIBOR and reduced debt levels.
Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in the auction rate market in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread over LIBOR. Currently, the spread is set at 3.0%. During 2009, Primus Financial repurchased $5.5 million of the perpetual preferred securities. At September 30, 2010, the all in distribution rate on Primus Financial’s perpetual preferred securities was 3.26%.
Primus Financial paid net distributions of approximately $0.7 million during each of the three months ended September 30, 2010 and 2009, respectively, on its perpetual preferred securities. The average distribution rate on these securities was 3.10% and 3.07% for the three months ended September 30, 2010 and 2009, respectively.
Provision for Income Taxes
Provision for income taxes was $74 thousand and $5 thousand for the three months ended September 30, 2010 and 2009, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance of $14.6 million and $12.7 million as of September 30, 2010 and December 31, 2009, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. We believe that the income of only Primus Asset Management and its subsidiaries is likely to be subject to U.S. federal and local income taxes. However, were one of our wholly owned subsidiaries, Primus (Bermuda), Ltd. (“Primus Bermuda”), to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income, then its income tax expense, excluding interest and penalties, would have been approximately $104.2 million and $209.0 million for the three months ended September 30, 2010 and 2009, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009
Overview of Financial Results
GAAP net income available to common shares for the nine months ended September 30, 2010 was $127.2 million, compared with GAAP net income available to common shares of $1.2 billion for the nine months ended September 30, 2009. The net loss attributable to non-parent interests, which relates to the CLOs, has been deducted from net income to arrive at GAAP net income available to common shares. The Company’s GAAP net income available to common shares primarily was driven by net credit swap revenue of $125.4 million and $1.2 billion, respectively. Net credit swap revenue for the periods primarily was attributable to mark-to-market unrealized gains on Primus Financial’s credit swap portfolio.
Net credit swap premiums earned were $45.7 million for the nine months ended September 30, 2010, compared with $66.6 million for the nine months ended September 30, 2009. The decrease in net premiums is primarily attributable to the amortization of Primus Financial’s credit swap portfolio, as Primus Financial did not write any additional credit protection during these periods. The components of our net credit swap revenue (loss) for Primus Financial are discussed in detail below.
Interest income on our portfolio of investments (excluding CLO loans and securities) was $9.9 million for the nine months ended September 30, 2010, compared with $4.7 million for the nine months ended September 30, 2009. The increase is primarily attributable to higher returns on our invested balances.
During the nine months ended September 30, 2010, in aggregate, we recorded a net gain of approximately $8.2 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.
Interest expense and distributions on preferred securities issued by Primus Financial were $7.8 million for the nine months ended September 30, 2010, compared with $9.8 million for the nine months ended September 30, 2009. The decrease is primarily attributable to lower LIBOR and reduced debt levels.
Operating expenses were $36.9 million for the nine months ended September 30, 2010, compared with $28.0 million for the nine months ended September 30, 2009. The increase in operating expenses was principally a result of an increase in the provision for contingent earn-out payments related to the CypressTree acquisition, higher share-based compensation and the CLO expenses attributable to the consolidation of the CLOs under management on January 1, 2010. Absent the consolidation of the CLOs expenses, our operating expenses would have been $31.7 million for the nine months ended September 30, 2010.

Net Credit Swap Revenue
Net credit swap revenue was $125.4 million and $1.2 billion for the nine months ended September 30, 2010 and 2009, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps sold and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue for the nine months ended September 30, 2010 and 2009 (in thousands).

	Nine Months Ended
	September 30,
	2010	2009
Net premiums earned	$45,684	$66,588
Net realized losses on credit swaps	(83,679)	(58,953)
Net unrealized gains on credit swaps	163,364	1,146,964

Total net credit swap revenue	$125,369	$1,154,599

Net Premiums Earned
Net premiums earned were $45.7 million and $66.6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease was primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio.
Net Realized Losses on Credit Swaps
Net realized losses on credit swaps sold were $83.7 million and $59.0 million for the nine months ended September 30, 2010 and 2009, respectively. Net realized losses for the nine months ended September 30, 2010 primarily included a $17.5 million payment to LBSF to terminate all credit swaps and settle all outstanding claims with LBSF, a $35.0 million payment relating to the termination of three tranche transactions, a $29.2 million payment to terminate single name credit swaps referencing Ambac Financial Group, Inc. and MBIA Inc. and realized losses of $1.8 million on the CDS on ABS portfolio.
Net realized losses of $59.0 million for the nine months ended September 30, 2009 primarily related to payments to two counterparties for portfolio repositioning transactions and realized losses on the CDS on ABS portfolio.
Net Unrealized Gains on Credit Swaps
Net unrealized gains on credit swaps were $163.4 million and $1.1 billion for the nine months ended September 30, 2010 and 2009, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. During the nine months ended September 30, 2010 and 2009, Primus Financial recorded nonperformance risk adjustments of $(101.8) million and $(969.9) million, respectively.

Net CLO Loss
Net CLO loss includes realized and unrealized gains or losses on loans and securities by the CLOs and realized and unrealized losses on CLO notes. Net CLO loss was $(77.2) million for the nine months ended September 30, 2010. Net CLO loss primarily consisted of $60.8 million of realized gains on CLO loans and securities; $36.5 million of unrealized gains on CLO loans and securities; $(174.8) million of realized and unrealized losses on the CLO notes, and other income of $0.3 million.
CLO Interest Income
CLO interest income includes interest earned on CLO loans and securities held by the CLOs. CLO interest income was $65.8 million for the nine months ended September 30, 2010.
Asset Management and Advisory Fees
We earned $0.7 million and $2.1 million of asset management and advisory fees for the nine months ended September 30, 2010 and 2009, respectively.
Primus Asset Management acts as collateral manager for CLOs. Under the terms of the collateral management agreements, Primus Asset Management receives management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral, subject to the terms of the agreement. As a result of the consolidation of the CLOs under management, asset management fees earned from the CLOs for the nine months ended September 30, 2010 of $10.1 million have been eliminated from the Company’s consolidated financial statements presentation.
In addition, Primus Asset Management manages CSOs, on behalf of third parties. Some of the CSO asset management contracts also provide for the receipt of contingent performance fees at the maturity of the contracts, none of which has been earned or accrued at September 30, 2010 or 2009, respectively. The CSO contracts mature between December 2010 and June 2013.
Interest Income
We earned interest income of $9.9 million and $4.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in interest income is attributable to higher average yields on our investment portfolio, principally a result of an increase in the proportion of investment grade corporate debt securities held in the portfolio.
Weighted average yields on our cash, cash equivalents and investments were 2.18% in the nine months ended September 30, 2010, compared with 0.85% for the nine months ended September 30, 2009.
Gain on Retirement of Long-Term Debt
During the nine months ended September 30, 2010 and 2009, in aggregate, we recorded gains of $8.2 million and $39.6 million, respectively, on the retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the nine months ended September 30, 2010, Primus Financial purchased, in the aggregate, approximately $18.6 million in face value of its subordinated deferrable notes at a cost of approximately $11.3 million. These transactions resulted in a net gain of $7.1 million on retirement of long-term debt, after a related write-off of $0.2 million of unamortized issuance costs.

During the nine months ended September 30, 2010, Primus Guaranty purchased and retired approximately $4.2 million in face value of its 7% Senior Notes at a cost of approximately $3.0 million. As a result, we recorded a net gain of $1.1 million on the retirement of our long-term debt, after a related write-off of $0.1 million of unamortized issuance costs.
Impairment Loss on Investments
During the nine months ended September 30, 2010, we did not record any impairment losses. During the nine months ended September 30, 2009, we recorded an impairment loss of $761 thousand on an investment in the subordinated notes issued by certain of the CLOs. The impairment loss was a result of reduced estimated future cash flows to the investments as a result of an increase in projected default levels and credit ratings downgrades on the underlying collateral loans.
Other Income
Other income includes realized and unrealized gains or losses on investment securities, foreign currency revaluation losses and sublease rental income. Other income was $2.3 million and $3.0 million during the nine months ended September 30, 2010 and 2009, respectively.
Other income during the nine months ended September 30, 2010 consisted primarily of realized and unrealized gains on investment securities, sublease rental income, offset by foreign currency losses. Other income during the nine months ended September 30, 2009 consisted primarily of realized gains on the sale of corporate bonds by Primus Financial as a result of the bonds delivered related to the settlement of a credit event on a single name credit swap sold.
Operating Expenses
Operating expenses were $36.9 million and $28.0 million for the nine months ending September 30, 2010 and 2009, respectively, as summarized in the table below (dollars in thousands).

	Nine Months Ended
	September 30,
	2010	2009
CLO expenses	$5,212	$—
Compensation and employee benefits	16,271	15,699
Professional and legal fees	5,875	5,631
Other	9,538	6,648

Total operating expenses	$36,896	$27,978

Number of full-time employees, at end of period	45	45
Compensation and employee benefits include salaries, benefits, accrual for incentive bonuses and share-based compensation. Incentive bonus awards are impacted by our financial performance. Compensation expense for the nine months ended September 30, 2010 increased by approximately $0.6 million over the comparable prior period. The increase was primarily the result of higher share-based compensation, partially offset by a reduction in accrual for incentive bonuses during the nine months ended September 30, 2009. Share-based compensation expense was approximately $4.9 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer liability insurance expense. The increase in professional fees is primarily attributable to higher insurance costs and accounting consulting services related to the CLO consolidations, partially offset by lower legal fees.
Other operating expenses include a provision for contingent consideration earn-out payments, rent, depreciation and amortization, bank fees, ratings agency fees, brokerage expense, travel and entertainment, exchange fees and other administrative expenses. The increase in other operating expenses primarily was a result of an additional provision for contingent earn-out payments to the former owners and related parties in connection with the CypressTree acquisition.
CLO expenses include professional fees, technology and data expenses and administrative expenses. CLO expenses were $5.2 million for the nine months ended September 30, 2010.
CLO Interest Expense
CLO interest expense includes interest paid on CLO notes issued by the CLOs. CLO interest expense was $23.9 million for the nine months ended September 30, 2010.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial.
During the course of 2009 and 2010 we have repurchased some of our 7% Senior Notes. At September 30, 2010, $90.4 million of the 7% Senior Notes was outstanding. The reduction in principal outstanding and the decline in LIBOR from 2009 to 2010 had the effect of reducing the net interest expense on these Notes. The average interest rate was 2.50% and 3.13% for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, we recorded $1.7 million and $2.3 million of interest expense on the 7% Senior Notes, respectively.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR during 2009 and 2010. During the course of 2009 and 2010 Primus Financial has repurchased a portion of its subordinated deferrable interest notes. At September 30, 2010, $129.0 million of the subordinated deferrable interest notes was outstanding. At September 30, 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all in rate of 3.40%. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the nine months ended September 30, 2010 and 2009, we recorded $3.6 million and $4.8 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of lower LIBOR and reduced debt levels.

Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread over LIBOR. Currently, the spread is set at 3.0%. During 2009, Primus Financial repurchased $5.5 million of the perpetual preferred securities. At September 30, 2010, the all in distribution rate on Primus Financial’s perpetual preferred securities was 3.26%.
Primus Financial paid net distributions of approximately $2.4 million and $2.7 million during the nine months ended September 30, 2010 and 2009, respectively, on its perpetual preferred securities. The decrease in net distributions in 2010 was primarily a result of lower LIBOR. The average distribution rate on these securities was 3.45% and 3.76% for the nine months ended September 30, 2010 and 2009, respectively.
Provision for Income Taxes
Provision for income taxes was $77 thousand and $152 thousand for the nine months ended September 30, 2010 and 2009, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance of $14.6 million and $12.7 million as of September 30, 2010 and December 31, 2009, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and share compensation expense. We believe that the income of only Primus Asset Management and its subsidiaries is likely to be subject to U.S. federal and local income taxes. However, were one of our wholly owned subsidiaries, Primus Bermuda, to be subject to income tax, at a combined U.S. federal, New York State and New York City income tax rate of 46%, on its GAAP income, then its income tax expense, excluding interest and penalties, would have been approximately $55.2 million and $534.0 million for the nine months ended September 30, 2010 and 2009, respectively. These figures assume that Primus Financial is not deemed to be making distributions to Primus Bermuda; such distributions would subject Primus Bermuda to an additional U.S. federal branch profits tax.
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

Non-GAAP Financial Measures — Economic Results
In addition to the results of operations presented in accordance with GAAP, our management and the board of directors of Primus Guaranty, Ltd. use certain non-GAAP financial measures called “Economic Results”. We believe that our Economic Results provide information useful to investors in understanding our underlying operational performance and business trends. In addition, Economic Results are useful to investors as they have been used by management and our board of directors in establishing performance-based incentives. Economic Results is an accrual based measure of our financial performance, which in our view, better reflects our long-term buy and hold strategy in our credit protection business. However, Economic Results is not a measurement of financial performance or liquidity under GAAP; therefore, these non-GAAP financial measures should not be considered as an alternative or substitute for GAAP.
Beginning with the first quarter of 2010, we amended our presentation of Economic Results. These amendments have been made primarily to address the adoption of ASC Topic 810, Consolidation, in our GAAP financial statements commencing in 2010. We believe that the consolidation of the CLOs into the GAAP financial statements may affect a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information by analysts or external credit rating agencies that is not reflective of the underlying financial results of operations and financial condition of Primus Guaranty, Ltd. Accordingly, we now exclude for Economic Results the net income (loss) attributable to non-parent interests, which reflects CLO income attributable to third parties. Economic Results have not been restated or amended for any previously published financial results.
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
The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

GAAP net income available to common shares	$229,027	$461,543	$127,155	$1,165,279
Adjustments:
Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(231,173)	(471,450)	(163,346)	(1,146,964)
Realized gains from early termination of credit swaps sold by Primus Financial	—	—	—	—
Amortization of realized gains from the early termination of credit swap sold by Primus Financial	145	339	703	1,100
Provision for CDS on ABS credit events	—	—	(2,374)	(15,242)
Reduction in provision for CDS on ABS credit events upon termination of credit swaps	—	—	1,819	27,628

Economic Results	$(2,001)	$(9,568)	$(36,043)	$31,801

Economic Results earnings (loss) per GAAP diluted share	$(0.05)	$(0.23)	$(0.88)	$0.77
Economic Results weighted average common shares outstanding — GAAP diluted	40,042	41,414	40,737	41,238
Economic Results earnings (loss) per GAAP diluted share is calculated by dividing net economic results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2010 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property leases	$8,116	$1,737	$2,911	$2,312	$1,156
7% Senior Notes	90,426	—	—	—	90,426
Interest on 7% Senior Notes (a)	160,758	2,030	11,630	12,660	134,438
Subordinated deferrable interest notes	129,000	—	—	—	129,000
Interest on subordinated deferrable interest notes (b)	64,720	4,445	8,902	8,890	42,483

Total	$453,020	$8,212	$23,443	$23,862	$397,503

(a)	Net interest payments on the outstanding 7% Senior Notes at September 30, 2010 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the third quarter of 2010. The counterparty has the right to terminate the interest rate swap agreement in 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.

(b)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the third quarter of 2010.
Property leases: Primus Financial leases approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease) that expires in 2016. In the third quarter of 2009, Primus Financial subleased approximately 5,500 square feet of its office space.
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
CLOs: The CLOs have unfunded loan commitments of $9.3 million at September 30, 2010, with the last maturity date in March 2014.
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
Our cash, cash equivalents, restricted cash and investments were $630.1 million and $701.1 million as of September 30, 2010 and December 31, 2009, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of our operating subsidiaries to generate cash to service our debt obligations and provide for our working capital needs.
Since October 2008, Primus Guaranty has been able to purchase and retire approximately $34.5 million in face value of its 7% Senior Notes at a cost of approximately $14.5 million. At September 30, 2010, the outstanding balance of the 7% Senior Notes was $90.4 million.
Since inception of our common share buyback program in 2008, we purchased and retired approximately 9.7 million common shares at a cost of approximately $20.5 million.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. During the nine months ended September 30, 2010, Primus Financial purchased in the aggregate, approximately $18.6 million in face value of its subordinated deferrable notes at a cost of approximately $11.3 million. At September 30, 2010, the total outstanding balance of deferrable interest notes was $129.0 million.
As a result of Primus Financial’s portfolio repositioning transactions in 2009, approximately $131.5 million of restricted cash and investments have been pledged as security in favor of two counterparties at September 30, 2010.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At September 30, 2010, Primus Financial had cash, cash equivalents, restricted cash and investments of $569.5 million, which excludes investments of $22.2 million pledged as collateral. Primus Financial will continue to collect quarterly premium payments from its performing counterparties on outstanding credit swap contracts. At September 30, 2010, the average remaining tenor on the credit swap portfolio was 2.18 years and the total future premium cash receipts on Primus Financial’s credit swap portfolio was approximately $108 million (assuming all credit swaps in the portfolio run to full maturity).
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

Cash Flows
Cash flows from operating activities — Net cash used in operating activities was $68.7 million and $7.1 million for the nine months ended September 30, 2010 and 2009, respectively. The change primarily was attributable to realized losses on credit swaps related to risk mitigation transactions, the LBSF settlement and lower premium income on a reduced credit swap portfolio during the first nine months of 2010 compared with the first nine months of 2009.
Cash flows from investing activities — Net cash (used in) provided by investing activities was $(36.1) million and $321.9 million for the nine months ended September 30, 2010 and 2009, respectively. The change primarily was attributable to net purchases of available-for-sale investments during the first nine months of 2010 compared with the maturity of our available-for-sale-investments during the first nine months of 2009.
Cash flows from financing activities — Net cash used in financing activities was $62.1 million and $28.2 million for the nine months ended September 30, 2010 and 2009, respectively. The change primarily was attributable to repayments of CLO notes by the CLOs as a result of the consolidation of the CLOs under management during the nine months ended September 30, 2010.
With our current capital resources and anticipated future credit swap premium receipts, interest and other income, we believe we have sufficient liquidity to pay our operating expenses, debt service obligations and Primus Financial’s preferred distributions over at least the next twelve months.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	competitive conditions and pricing levels;

•	change in rating agency requirements or methodology;

•	counterparty limits and risk;

•	legislative and regulatory developments, including changes in accounting principles;

•	technological developments;

•	changes in tax laws;

•	changes in international or national political or economic conditions, including any terrorist attacks;

•	the effects of implementation of new or revised accounting pronouncements;

•	successful divestiture of CypressTree and certain other third-party asset management products; and

•	uncertainties that have not been identified at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of September 30, 2010, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $52.1 million.
We face other market risks, which are likely to have a lesser impact upon our net income (loss) available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pays distributions that are based upon LIBOR. Each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by approximately $236,250 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $129.0 million of subordinated deferrable interest notes at September 30, 2010. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $322,500 annually.
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
The following table provides information about our purchases of our common shares during the third quarter ended September 30, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

July 1 – 31	450,600	$4.06	450,600	$22,747,256
August 1 – 31	400,300	$4.11	400,300	$21,102,023
September 1 – 30	277,400	$4.37	277,400	$19,889,785

Total	1,128,300	$4.15	1,128,300

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or the 7% Senior Notes in the aggregate up to $25.0 million. On February 3, 2010, our board of directors authorized an additional expenditure of up to $15.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On July 29, 2010, our board of directors authorized an additional expenditure of up to $5.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. The amounts in this column do not reflect the cost of approximately $14.5 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended September 30, 2010.
Item 6. Exhibits
Exhibits:

10.1	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (As amended and restated effective as of July 29, 2010)

10.2	Primus Guaranty, Ltd. Incentive Compensation Plan (including amendments through July 29, 2010)

10.3	Termination Agreement, dated September 27, 2010, by and among Primus Financial Products, LLC, Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc.

10.4	Separation Agreement, dated October 29, 2010, between Thomas W. Jasper and Primus Asset Management, Inc.

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden
Chief Executive Officer

/s/ Christopher N. Gerosa
Christopher N. Gerosa
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (As amended and restated effective as of July 29, 2010)

10.2	Primus Guaranty, Ltd. Incentive Compensation Plan (including amendments through July 29, 2010)

10.3	Termination Agreement, dated September 27, 2010, by and among Primus Financial Products, LLC, Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc.

10.4	Separation Agreement, dated October 29, 2010, between Thomas W. Jasper and Primus Asset Management, Inc.

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002