Form 10-K
period 2010-12-31
PRIMUS GUARANTY LTD
filed 2011-03-31
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $58,197,163 based on the closing price quoted by the New York Stock Exchange as of the last business day of the most recently completed second fiscal quarter (June 30, 2010).
As of March 14, 2011, the number of shares outstanding of the registrant’s common shares, $0.08 par value, was 38,091,401.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report.

Primus Guaranty, Ltd.
Form 10-K
For the fiscal year ended December 31, 2010

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
Unless otherwise indicated or the context otherwise requires, references to (i) “we,” “us,” “our,” “Company,” “Primus” or “Primus Guaranty” refers to the consolidated operations of Primus Guaranty, Ltd.; (ii) “Primus Asset Management” refers to Primus Asset Management, Inc., (iii) references to “Primus Financial” refers to Primus Financial Products, LLC alone or collectively with its wholly owned subsidiaries; and (iv) each other single company name refers solely to such company.
Overview
We are a Bermuda company that was incorporated in 1998 and are a holding company that currently conducts business through our wholly owned operating subsidiary, Primus Financial Products, LLC. Primus Financial Products, LLC is a credit derivative product company (“CDPC”). Primus Asset Management, another wholly owned subsidiary, acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial.
Our registered office is at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda, and our telephone number is 441-296-0519. The offices of Primus Financial and Primus Asset Management are located at 360 Madison Avenue, New York, New York 10017, and their telephone number is 212-697-2227. Our common shares, par value $0.08 per share (“common shares”), are listed on the New York Stock Exchange, (“the NYSE”), under the symbol “PRS.”
During 2010, we announced our intention to divest the asset management businesses we had previously established. On December 1, 2010, we divested our CLO asset management business, which included the sale of CypressTree Investment Management, LLC (“CypressTree”), a manager and sub-advisor of collateral loan obligations (“CLOs”) and a wholly owned subsidiary. See notes 6 and 7 in the notes to consolidated financial statements for further discussion.
Going forward, our focus will be directed toward managing Primus Financial’s credit swap portfolio as it amortizes, optimizing our capital structure and managing our portfolio of investments and expenses.

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
During 2009, we announced our intention to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio, unless associated with a risk mitigation transaction.
Bankruptcy Remoteness
Primus Financial and each of its subsidiaries have been structured so that neither Primus Financial nor any of its subsidiaries should be substantively consolidated in a bankruptcy case with each other, or with Primus Guaranty or with any of its other Primus affiliates in the event of bankruptcy.
Credit Swap Portfolio-Primus Financial
As of December 31, 2010, Primus Financial had a credit swap portfolio with a total notional amount of $10.4 billion, weighted average credit ratings of A+ using available credit ratings by Standard & Poor’s Ratings Services (“S&P”) and a weighted average remaining maturity of 2.18 years. At December 31, 2010, approximately 64% of Primus Financial’s outstanding notional credit swap portfolio was denominated in U.S. dollars and 36% was denominated in euros.
Single Name Credit Swaps
As of December 31, 2010, Primus Financial’s portfolio of single name credit swaps sold was $6.6 billion (in notional amount), had a weighted average credit rating of A- (S&P) and a weighted average remaining maturity of 1.39 years. The last single name credit swap transaction in the portfolio is scheduled to mature in September 2013. Primus Financial’s portfolio of single name credit swaps sold was denominated in U.S. dollars and euros. The portfolio included 334 corporate and sovereign Reference Entities spread across 58 industries in 28 countries. Reference Entities that were domiciled in the United States and outside of the United States comprised 35% and 65%, respectively, of the single name credit swap portfolio at December 31, 2010. At December 31, 2010, 57% of Primus Financial’s single name credit swaps were denominated in U.S. dollars and 43% denominated in euros. The percentage of single name credit swaps in the portfolio relating to investment grade Reference Entities as rated by S&P was approximately 90% at December 31, 2010.

The following chart provides a summary of the S&P Industry Classification of the Reference Entities in Primus Financial’s single name credit swap portfolio at December 31, 2010. The chart represents the notional principal associated with each industry classification as a percentage of the total notional principal of the single name credit swap portfolio.
Single Name Portfolio Distribution by S&P Industry Classification

Tranches
As of December 31, 2010, Primus Financial’s portfolio of credit swap tranches sold was $3.8 billion (in notional amount). The tranches had a weighted average credit rating of AA (S&P) and a weighted average remaining maturity of 3.55 years. The last tranche transaction in the portfolio is scheduled to mature in December 2014. Primus Financial’s portfolio of credit swap tranches sold was entirely denominated in U.S. dollars and includes corporate and sovereign Reference Entities.
CDS on ABS
As of December 31, 2010, Primus Financial’s portfolio of CDS on ABS was $23.7 million (in notional amount). Primus Financial’s portfolio of CDS on ABS was entirely denominated in U.S. dollars.
The last CDS on ABS transaction in the portfolio is estimated to mature in August 2020. The actual maturity for any CDS on ABS contract may be earlier or later than the estimated maturity.
Counterparties
At December 31, 2010, Primus Financial had outstanding credit swap transactions with 27 counterparties. These counterparties primarily consisted of global financial institutions and major credit swap dealers. Primus Financial’s top counterparty and top five counterparties represented approximately 17% and 50%, respectively, of its credit swap portfolio in notional amounts outstanding at December 31, 2010. One individual counterparty accounted for more than 10% of consolidated net premiums earned for the year ended December 31, 2010. While Primus Financial does not post collateral to its counterparties nor are there any ratings triggers or other conditions which would require collateral to be posted, in connection with certain portfolio repositioning transactions, subsidiaries of Primus Financial have granted security interests in their assets in favor of certain counterparties.
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
Primus Asset Management
Primus Asset Management, a Delaware corporation, acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates. As of December 31, 2010, Primus Asset Management managed Primus Financial’s credit swap portfolio of $10.4 billion in notional amount.
Primus Guaranty (UK)
Primus Guaranty (UK), Ltd. (“PGUK”), a subsidiary, was established in London to provide a base of operations to support Primus’ business in Europe. During 2010, we made the decision to close PGUK, which is now preparing to enter into voluntary liquidation. PGUK’s authorization under the United Kingdom’s Financial Services Authority was cancelled on November 18, 2010. PGUK supplied services to affiliated companies, including Primus Financial, that included marketing to and maintaining relations with counterparties.
Primus Re
Primus Re, Ltd. (“Primus Re”), a subsidiary, is a Bermuda company that was registered as a class 3 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations, (together, the “Bermuda Insurance Act”). During 2010, we made the decision to close Primus Re. Primus Re’s registration as a class 3 insurer was cancelled on November 30, 2010 and it is now in liquidation. Primus Re has been inactive since 2007.

Other Subsidiaries
We own two intermediate holding companies, Primus (Bermuda), Ltd. (“Primus Bermuda”) and Primus Group Holdings, LLC. (“Primus Group Holdings”). Primus Financial has established two wholly owned subsidiaries in connection with its portfolio repositioning transactions.
Risk Management Policies and Oversight
The risk management policies of the Company are overseen by the board of directors of Primus Guaranty. The Audit Committee of our board oversees the Company’s compliance with the Company’s risk management policies.
Investments and Investment Policy
The cash balances of the Company have been invested primarily in corporate securities and money market funds. The corporate securities primarily consist of short-term debt principally issued by investment grade U.S. financial and corporate entities.
Technology
We are dependent on our technology infrastructure to manage our business. Our technology primarily consists of licensed third-party software. It is designed to provide risk management, financial and operational support for Primus Financial’s credit swap and cash investment portfolios managed by Primus Asset Management. We have a business continuity plan that includes redundant power sources, fault tolerant hardware, backups and capabilities to reach our technology from multiple locations. Our security plan includes firewall protection, password controls, individual logins, an audit log and user reviews.
Competition
During 2010, we announced our intention to divest from the asset management businesses we had previously established. Accordingly, we no longer compete in the market for asset management services. The Company’s business priorities include the management of Primus Financial’s credit swap portfolio and its invested capital. Under the amortization model, the existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio, unless associated with a risk mitigation transaction. Primus Financial has not written any additional credit swap protection since the second quarter of 2008.
Employees
As of December 31, 2010, we had 19 employees. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.
Additional Information
We make available, free of charge, access to Primus Guaranty, Ltd.’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16(a) filings, our Proxy Statement, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC through our home page at www.primusguaranty.com. The information on our Web site is not incorporated by reference into this Annual Report on Form 10-K. You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site that contains our SEC filings at www.sec.gov.

As required by Section 303A.12 (a) of the New York Stock Exchange Corporate Government Standards, our Chief Executive Officer has filed the required certification on May 12, 2010.
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

TAX CONSIDERATIONS
The following summary of the taxation of holders of common shares of Primus Guaranty and the taxation of Primus Guaranty describes the material Bermuda and U.S. federal income tax considerations as of the date of this document. The summary is for general information only and does not purport to be a complete analysis or listing of all tax considerations that may be applicable, nor does it address the effect of any potentially applicable U.S. state or local tax laws, or the tax laws of any jurisdiction outside the United States or Bermuda. The tax treatment of a holder of common shares for U.S. federal, state, local, and non-U.S. tax purposes may vary depending on the holder’s particular status. Legislative, judicial, or administrative changes may be forthcoming, including changes that could have a retroactive effect that could affect this summary. Primus Guaranty has not sought, and does not intend to seek, a tax ruling with respect to any of the issues described below. All statements herein, with respect to facts, determinations, or conclusions relating to the business or activities of Primus Guaranty have been provided by us. All references in the following summary with regard to Bermuda taxation to Primus Guaranty do not include its consolidated operations.
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
Passive Foreign Investment Companies. Special and adverse U.S. federal income tax rules apply to shareholders who are direct or indirect owners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes “passive income” or 50% or more of its assets produce passive income. Various rules require that a foreign corporation look through its ownership interest in lower-tier subsidiaries in determining whether it satisfies the “asset” or the “income” test. Based on the operations, assets and income of our entire group, and in particular the operations, assets and income of Primus Financial, Primus Guaranty believes that both Primus Guaranty and Primus Bermuda (as well as certain CLOs for which Primus Asset Management acts as collateral manager in which Primus Bermuda has invested; references to Primus Bermuda in the remainder of this section includes those CLOs) should satisfy either or both of the “income” or “asset” tests and as a result should be and continue to be PFICs. If it were determined that Primus Financial’s activities with respect to credit swaps constituted a U.S. trade or business, Primus Guaranty and Primus Bermuda as a result might not be PFICs.
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

Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a direct or indirect shareholder of a PFIC may elect to have the PFIC treated as a QEF with respect to such shareholder (a “QEF election”). If during a holding period, a shareholder always has had a QEF election in effect for both Primus Guaranty and Primus Bermuda while they were PFICs, the shareholder will not be subject to the PFIC tax treatment described in the preceding paragraphs. Instead, the shareholder will be required to include in its income each year its pro rata share of their capital gain and ordinary earnings for that year, and any excess obtained with respect to the common shares by disposition is generally treated as capital gain. If a shareholder makes the QEF election, the shareholder’s basis in its PFIC shares will be increased by the earnings included in gross income and decreased by a distribution to the extent of previously taxed amounts. For this purpose, a corporation owning an interest in an entity which is a partnership for U.S. federal income tax purposes, such as Primus Bermuda owning an interest in Primus Financial, would be allocated the share of the capital gain and ordinary earnings of the partnership attributable to the interest it owns. Thus, if a shareholder makes a QEF election with respect to Primus Bermuda, as well as Primus Guaranty, the shareholder will be required to include a portion of the capital gain and ordinary income of Primus Financial in its income. As a result, a shareholder may be subject to current tax based on the income of Primus Guaranty or Primus Bermuda without any distribution of cash to enable such tax to be paid. If a shareholder has made a QEF election for both Primus Guaranty and Primus Bermuda, the shareholder may elect to defer the payment of the tax on such income items, subject to an interest charge, until the corresponding amounts are distributed, or until the shareholder disposes its common shares.
As discussed in more detail below, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for U.S. federal income tax purposes. Accordingly, Primus Financial will recognize income or loss as a protection seller, only upon default, termination or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we have not sought, and do not intend to seek, a ruling from the U.S. Internal Revenue Service (“IRS”), on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the U.S. Department of the Treasury (the “Treasury Department”) and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as the sale of options, the timing of the income recognized by Primus Financial could be accelerated, which would accelerate the inclusion of taxable income by a shareholder if it makes QEF elections. In addition, because the option treatment adopted by Primus Financial for the tax treatment of credit swaps differs from the treatment used for financial accounting purposes, the amount of taxable income that a shareholder would include in a particular year as a result of a QEF election may differ significantly from, and in particular years may be significantly greater than, the amount that the shareholder would have included were taxable income calculated in the manner used for financial accounting purposes.
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
A QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the IRS. A QEF election is made by attaching a completed IRS Form 8621 (using the information provided by us in the PFIC annual information statement) to a timely filed U.S. federal income tax return. Even if a QEF election is not made, shareholders must file a completed IRS Form 8621 every year.

Alternatively, if shares of a PFIC are “regularly traded” on a “qualified exchange” (which includes certain U.S. exchanges and other exchanges designated by the Treasury Department), or marketable shares, a U.S. holder of such shares may make a mark-to-market election. In general, a class of shares is treated as regularly traded for a calendar year if it is traded, other than in de minimis amounts, for at least 15 days during each calendar year quarter. The common shares of Primus Guaranty trade on the NYSE, a “qualified exchange,” and it is anticipated that they qualify as “regularly traded” on that exchange for this purpose, although there can be no assurance that they actually so qualify or that the common shares will continue to be listed on the NYSE or any other “qualified exchange”.
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
Even if the common shares of Primus Guaranty qualify as “marketable shares” for this purpose, the shares of Primus Bermuda, which also is expected to be a PFIC, will not be “marketable shares” for these purposes. There is no authority on how a mark-to-market election for a corporation which is a PFIC affects that holders’ treatment of a subsidiary of that corporation which is also a PFIC. If a shareholder makes a mark-to-market election with respect to Primus Guaranty, it may continue to be subject to PFIC tax treatment with respect to Primus Bermuda, in the absence of a QEF election with respect to Primus Bermuda, and to additional inclusions of taxable income, if such a QEF election is made. Shareholders should consult their tax advisor as to the possibility of making a QEF election with respect to their indirect ownership of the shares of Primus Bermuda, which shares will not qualify as “marketable shares.”
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
U.S. Taxation
Primus Guaranty, Primus Bermuda, Primus Financial and PGUK. Based on how Primus Guaranty and Primus Bermuda operate and will continue to operate their businesses, Primus Guaranty believes that Primus Guaranty and Primus Bermuda should not be treated as engaged in a trade or business within the United States. Primus Guaranty also believes that Primus Bermuda should not be treated as engaged in a U.S. trade or business through its ownership interest in PGUK or its indirect ownership interest in Primus Financial. In reaching this view, Primus Guaranty has concluded that, although the matter is not free from doubt and there is no governing authority on the point, Primus Financial’s activity of selling credit swaps, together with its other activities, are best viewed as transactions in securities or commodities as an investor or trader (rather than as a dealer or as part of a financing business) for Primus Financial’s own account in the United States under Section 864(b)(2) of the Code, and Primus Financial (and Primus Bermuda, as a non-U.S. partner in Primus Financial for U.S. federal income tax purposes) should not be viewed as engaged in a U.S. trade or business. In reaching this conclusion, Primus Guaranty is relying on statements by the IRS that taxpayers engaged in derivative transactions may take any reasonable position pending the adoption of final regulations regarding the treatment of derivative transactions for purposes of Section 864(b)(2) of the Code. These IRS statements do not have the force of Code provisions or adopted regulations and may be revoked or amended retroactively, subject only to review for abuse of discretion. Because the determination of whether a foreign corporation is engaged in a trade or business in the United States is inherently factual and there are no definitive standards for making such determination, and the treatment in particular of credit swaps and Primus Financial’s current and anticipated activities is unsettled, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial is engaged in a trade or business in the United States. Primus Guaranty, Primus Bermuda and Primus Financial have undergone a U.S. federal income tax audit covering the tax years 2004 through 2006. Although management has not received formal notification from the IRS that the audit has been completed, the statute of limitations for the years in question has expired, and the Company has taken the position that the audit has concluded without any additional liability on behalf of the Company. Should this position be incorrect and should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, Primus Guaranty or Primus Bermuda could be required to pay U.S. corporate income tax.

If the IRS were to successfully assert that Primus Guaranty or Primus Bermuda (either directly or through its interest in Primus Financial or its interest in PGUK, which has elected to be treated as a disregarded entity, or branch, of Primus Bermuda for U.S. federal income tax purposes) is engaged in a trade or business in the United States, it will be subject to U.S. federal income tax, as well as, potentially, the branch profits tax, on its net income that is effectively connected with the conduct of the trade or business, unless the corporation is entitled to relief under an income tax treaty. Such income tax would be imposed on effectively connected net income, which is computed in a manner generally analogous to that applied to the net income of a domestic corporation. However, if a foreign corporation does not timely file a U.S. federal income tax return, even if its failure to do so is based upon a good faith determination that it was not engaged in a trade or business in the United States, it is not entitled to deductions and credits allocable to its effectively connected income. Moreover, penalties may be assessed for failure to file such tax returns. Primus Guaranty and Primus Bermuda file “protective” U.S. federal income tax returns so that if they are held to be engaged in a trade or business in the United States, they would be allowed to deduct expenses and utilize credits allocable to income determined to be effectively connected with such trade or business and would not be subject to a failure to file penalty.
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
As discussed above, Primus Guaranty has determined that the credit swaps sold by Primus Financial, are best treated as the sale of options for U.S. federal income tax purposes, such that Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes. We have not sought, and do not intend to seek, a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps and has recently issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the Treasury Department and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. The notice describes numerous potential alternative characterizations of credit swaps, including a characterization consistent with the treatment adopted by Primus Financial, and other characterizations that would have adverse tax consequences for Primus Financial. If the IRS were to successfully assert that the credit swaps sold by Primus Financial, should be treated other than as an option, (i) the timing of the income recognized by Primus Financial could be accelerated, (ii) the character of this income could be altered and (iii) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income or withholding tax at the rate of 30% on its FDAP income (discussed below). In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s recognition of taxable income would be accelerated.
A foreign corporation not engaged in a trade or business in the United States generally is subject to U.S. federal income tax at the rate of 30% on its “fixed or determinable annual or periodic gains, profits and income” (“FDAP income”) derived from sources within the United States (for example, dividends and certain interest income). Thus, even if Primus Guaranty and Primus Bermuda are not engaged in a trade or business in the United States, they could be subject to the 30% tax on certain FDAP income, depending upon the types of instruments in which they invest. Premium income from credit swap sales does not constitute FDAP income, assuming as discussed above, that the credit swaps sold by Primus Financial are treated as the sale of options for U.S. federal income tax purposes.

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
Primus Asset Management. Primus Asset Management is a Delaware corporation which owns 100% of the shares of Primus Re and is owned by Primus Bermuda through Primus Group Holdings, a disregarded entity for U.S. federal income tax purposes. Primus Asset Management is subject to U.S. federal income tax on a net basis on its income. Primus Asset Management manages Primus Financial’s credit swap portfolios and provides services to affiliated companies. See “Primus Asset Management” for further discussion.
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
Any dividends paid by Primus Asset Management to Primus Bermuda through Primus Group Holdings from its earnings will be subject to U.S. federal income tax withholding at a rate of 30%.
Primus Re. Primus Re historically has conducted only limited operations and was inactive from 2007 until it entered liquidation in 2011. Primus Re is expected to be liquidated by June 30, 2011.
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
Risks Related to Our Business and Operations
General economic and conditions in the global financial and credit markets may materially adversely affect our loss experience and our financial results.
The global economy appears to have continued its recovery from the low point of the financial crisis of 2008, but remains fragile and subject to future downturns. There remain sectors of the global and financial markets which could create a greater level of risk to our business. Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.
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
Primus Financial’s portfolio includes significant exposure on credit swaps sold referencing a number of global financial intermediaries and banks, including senior and subordinated debt issued by financial institutions. A number of these institutions have received capital infusions and support from governments and central banks. Many of these institutions also have had to raise new capital at very expensive levels as their balance sheets have deteriorated, primarily as a result of concerns relating to sectors of the European market. In addition, concerns regarding residential and commercial real estate exposures, as well as concerns about holdings of certain sovereign debt obligations, could put further stress on these institutions.
At December 31, 2010, Primus Financial’s portfolio of single name credit swaps referencing financial guaranty companies in a total aggregate notional amount was approximately $127.0 million. Some of the financial guarantors have had significant deterioration in their balance sheets and capital ratios and, as a result, have sought to re-structure by effecting commutations with their counterparties on various structured credit positions in their portfolios.
The failure to manage effectively the risk of credit losses would have a material adverse effect on our financial condition and results of operations.
During 2010 and 2009, we completed several risk mitigation transactions in Primus Financial’s credit swap portfolio as part of our plan to actively manage this portfolio in amortization. The objectives of these transactions, which included both portfolio repositioning transactions of single name credit swaps and tranche transactions with certain counterparties and terminations of selected credit swaps referencing specific Reference Entities, were to reduce the risk of certain Reference Entity concentrations, as well as to improve the capital subordination levels in certain tranche transactions. However, there cannot be any assurance that any of the transactions which we have completed or which we may complete in the future will be effective. In addition, if the level of credit events were to exceed our expectations, the payments Primus Financial would be required to make under its related credit swaps could materially and adversely affect our financial condition and results of operations. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity or Entities, our ability to limit Primus Financial’s losses, through hedging, terminating credit swaps or other risk mitigation transactions, before defined credit events actually occur could be limited by conditions of inadequate liquidity in the credit swap market or conditions which render terminations, hedging or such other risk mitigation transactions economically impractical. There can be no assurance that we will be able to manage higher risks of credit losses effectively. It is possible that the level of credit events that Primus Financial experiences will exceed its ability to pay claims.

Primus Financial’s tranche portfolio of credit swaps also creates risks for us.
As of December 31, 2010, Primus Financial’s portfolio of credit swap tranches sold was $3.8 billion (in notional amount). Tranches generally reference pools of credit swaps and have capital subordination levels that are designed to protect against making cash payments upon some number of credit events affecting the Reference Entities referenced in the tranche. Since 2008, a combination of credit events with respect to certain Reference Entities in Primus Financial’s tranche portfolio has caused the subordination levels to be reduced or eradicated. Additional credit events in the future may further reduce subordination levels, and if subordination is eradicated, Primus Financial may be required to make cash payments to the relevant counterparty, potentially to the full notional amount of the tranche transaction. This would have a material adverse impact on our financial condition and results of operations. While management of Primus Financial has terminated certain tranche transactions and completed risk mitigation transactions seeking to improve the capital subordination levels in certain tranche transactions, there can be no assurance that any such risk mitigation transactions, previously completed or completed in the future, will be successful.
Primus Financial’s counterparties are primarily global financial institutions and major credit swap dealers. A default by a major counterparty could have a material adverse impact on Primus Financial.
The insolvency of a major swap counterparty could have a material adverse impact on Primus Financial as it is likely the insolvent counterparty would cease making premium payments on its credit swap agreements. It may be difficult for Primus Financial to cancel its contracts with an insolvent counterparty, with the contingent risk that the counterparty may be successful in making claims for credit events on a Reference Entity under a credit swap agreement with a defaulting counterparty. We were dependent on one single counterparty, which generated greater than 10% of our consolidated net premium revenue in each of the years ended December 31, 2010 and 2009.
Variations in market credit swap premiums and correlation levels could cause our financial results to be volatile.
Events causing market credit swap premium levels to widen or tighten or correlation levels to change significantly on underlying Reference Entities in Primus Financial’s credit swap portfolio will affect the fair value of related credit swaps and may increase the volatility of our financial results reported under U.S. generally accepted accounting principles (“GAAP”). In accordance with GAAP, we are required to report credit swaps at fair value, with changes in fair value during periods recorded as unrealized gains or losses in our consolidated statements of operations. The principal determinant of the fair value of a credit swap is the prevailing market premium associated with the underlying Reference Entity at the time the valuation is derived. The valuation of Primus Financial’s tranche portfolio also incorporates assumptions relating to the correlation of defaults between Reference Entities. The fair value of credit swaps also is affected by our estimation of counterparties and Primus Financial’s ability to perform under the credit swap contracts. Generally, valuations for credit swaps in Primus Financial’s portfolio rely upon market pricing quotations from third-party pricing providers and dealers. We cannot provide assurance that there will be a broadly based and liquid market to provide reliable market quotations in the future, particularly in circumstances where there is abnormal volatility or lack of liquidity in the market. Factors that may cause market credit swap premiums and correlation assumptions to fluctuate include changes in national or regional economic conditions, industry cyclicality, credit events within an industry, changes in a Reference Entity’s operating results, credit swap market liquidity, credit rating, cost of funds, management or any other factors leading investors to revise expectations about a Reference Entity’s ability to pay principal and interest on its debt obligations when due. Volatility in our reported GAAP results may cause our common share price to fluctuate significantly.

We are exposed to significant credit market risk related to changes in foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
Primus Financial’s credit swaps are denominated in both U.S. dollars and euros. Approximately 36% of Primus Financial’s outstanding total credit swap portfolio of $10.4 billion (in notional amount) at December 31, 2010 was denominated in euros. The notional principal of the credit swap is denominated in euros and the premiums are payable in euros, and therefore our credit exposure is affected by changes in the exchange rate between euros and U.S. dollars. We translate euros into U.S. dollars at the current market exchange rates for the purpose of recognizing credit swap premium income and the computation of fair values in our consolidated statements of operations. Changes in the exchange rates between euros and U.S. dollars may have an adverse affect on the fair value of credit swaps, settlement of potential credit event losses and premium income in our consolidated statements of operations. We do not hedge against foreign exchange rate risk.
A significant proportion of our capital is invested in corporate securities. We cannot be assured that there will not be defaults or adverse price movements or defaults in these securities.
At December 31, 2010, approximately $287.2 million of our investment capital was invested in securities issued by corporations, predominantly domiciled in the United States. These securities are, as a general rule, investment grade and have a remaining tenor of less than five years. However, we cannot be assured that there will not be adverse price movements or defaults in these securities resulting in a weakening of our financial position and adverse financial results.
Our operations may become subject to increased regulation or existing regulations may change, which may result in administrative burdens, increased costs or other adverse consequences.
There can be no assurance that new legal or administrative interpretations or regulations under the U.S. commodities and securities laws, or other applicable legislation on the federal or state levels, or in Bermuda or other jurisdictions, will not adversely affect our business by, among other things, imposing administrative burdens, increased costs or other adverse consequences. In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, and this act potentially affects Primus Financial as a seller of credit swaps. The rules for implementation of this legislation are being drafted and promulgated by a number of U.S. federal regulatory agencies and it is not yet possible to estimate how the new law and regulations will affect the operations of Primus Financial.
During 2010, the Company changed its strategy and sold or terminated the majority of its asset management initiatives in order to concentrate on the amortization of Primus Financial’s credit swap portfolio.
The disposition of Primus’ CLO business was effected through a merger and a revenue-sharing arrangement with a third-party CLO manager. The proceeds from the sale and the shared revenues are contingent upon the future collection of management fees on the CLOs, which in turn depends on the financial performance of the CLOs and continued management of the CLOs by the third-party CLO manager. The sale of our CLO business was effected through an earn-out process whereby the CLOs are managed or sub-advised by a third party but Primus continues to collect a portion of the CLO management fee streams. If CLO management fees are reduced or eradicated in the future then the earn-out of the fees will be reduced or eradicated and our financial results will be adversely affected.
We may have difficulty in servicing our outstanding debt.
At December 31, 2010, Primus Guaranty, Ltd. had $90.4 million outstanding of its 7% Senior Notes due 2036 (the “7% Senior Notes”). We have entered into an interest rate swap, with a notional principal of $75 million, which converts the fixed rate on the debt to a floating rate for the notional amount of the swap. This swap may be terminated at the option of the counterparty in December 2011, which will have the effect of increasing the effective cost of servicing the 7% Senior Notes. At December 31, 2010, Primus Guaranty, Ltd. had $23.7 million of cash and cash equivalents and investments. As a holding company, we currently rely on investment income from our portfolio of investments, capital resources of the holding company and dividends and/or distributions from our subsidiaries to service the interest on the 7% Senior Notes above current levels. If our investment income or our capital resources were to decline such that they were insufficient to pay interest on the 7% Senior Notes, we may have difficulty finding other sources of income or capital to pay such interest and, as a result, have difficulty in servicing such debt.

At December 31, 2010, Primus Financial Products, LLC had $217.3 million outstanding in aggregate of its perpetual preferred securities and subordinated deferrable interest notes. Primus Financial relies on its credit swap premiums and its investment income from its portfolio of investments to service the interest on its outstanding debt and make distribution payments on its perpetual preferred securities. If Primus Financial’s credit swap portfolio suffers significant credit events, it will be forced to liquidate significant portions of its investment portfolio in order to pay claims to its counterparties, thereby also reducing the source of its investment income utilized to service its outstanding debt.
We may require additional capital in the future, which may not be available on favorable terms or at all.
In the current environment, as well as based upon our current strategic focus, it would be very difficult for Primus Guaranty or Primus Financial to raise additional capital should Primus Guaranty or Primus Financial need to do so. Any equity or debt financing, if available at all, would likely be on terms that are not favorable to us or our shareholders but nonetheless, we might have to accept those terms. Any defaults on interest payments by either Primus Guaranty or Primus Financial on their respective debt and preferred security obligations would have a material adverse effect on our ability to raise additional capital in the future.
In addition, Primus Guaranty has been repurchasing its common shares and its 7% Senior Notes and Primus Financial has been repurchasing its perpetual preferred securities and subordinated deferrable interest notes. Since the inception of these buyback programs in 2008 and through December 31, 2010, Primus Guaranty purchased and retired 10.0 million common shares at a cost of $21.8 million and $34.6 million of face amount of its 7% Senior Notes at a cost of $14.5 million. Primus Financial has repurchased $77.2 million of face amount of its outstanding debt securities at a cost of $32.5 million. There is no assurance that the capital repurchased in these transactions can be replaced. The Company may continue to make discretionary repurchases of its shares and debt in the future, if it believes it is appropriate to do so.
If we cannot obtain or replace adequate capital when we need to do so, our business, results of operations and financial condition could be adversely affected.
Certain of our principal shareholders control us.
At December 31, 2010, a few shareholders collectively owned the majority of our outstanding common shares. As a result, these shareholders, collectively, are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. There is no assurance that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.
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
Currently, we do not pay cash dividends on our common shares and we cannot be assured that funds will be available in the future to pay dividends. We currently expect to retain all available funds for use in the operation of our business. We are a holding company with no operations or significant assets other than our ownership of all of our subsidiaries. The majority of our capital is held at Primus Financial, and any determination for it to pay dividends or return capital to Primus Guaranty will be at the discretion of Primus Financial’s board of directors. Further, the payment of dividends and making of distributions by each of Primus Guaranty and Primus Bermuda is limited under Bermuda law and regulations. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.
We depend on a limited number of key employees. If we are not able to retain or replace key employees, we may be unable to operate our business successfully.
We cannot assure you that we will continue to be able to employ key personnel and retain qualified personnel in the future. The sale or termination of the majority of the asset management business and change of the credit swap portfolio to an amortization status had the effect of decreasing the number of employees required to service the business. Accordingly, during 2010 we reduced the number of employees and anticipate a continued reduction in employee headcount in the future. We believe we have sufficient employees to manage the amortization of the Primus Financial credit swap portfolio and to maintain our status as a public company. However, given the reduction in staff, it may be difficult to provide coverage and find qualified replacements for employees who leave unexpectedly.
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
Primus Guaranty and Primus Bermuda (which for purposes of the discussion in this section includes its investments in certain CLOs) are likely to be and remain PFICs for U.S. federal income tax purposes. There are potentially adverse U.S. federal income tax consequences of investing in a PFIC for a shareholder who is a U.S. taxpayer. These consequences include the following: (1) if a shareholder makes a QEF election with respect to Primus Guaranty and Primus Bermuda, the shareholder will have to include annually in its taxable income an amount reflecting an allocable share of the income of Primus Guaranty or Primus Bermuda, regardless of whether dividends are paid by Primus Guaranty to the shareholder, (2) if a shareholder makes a mark-to-market election with respect to Primus Guaranty, the shareholder will have to include annually in its taxable income an amount reflecting any year-end increases in the price of our common shares, regardless of whether dividends are paid by Primus Guaranty to the shareholder (moreover, it is unclear how such an election would affect the shareholder with respect to Primus Bermuda), and (3) if a shareholder does not make a QEF election or a mark-to-market election, the shareholder may incur significant additional U.S. federal income taxes with respect to dividends on, or gain from, the sale or other disposition of, our common shares, or with respect to dividends from Primus Bermuda to us, or with respect to our gain on any sale or other disposition of Primus Bermuda shares. In addition, if a shareholder makes a the QEF election with respect to Primus Guaranty and Primus Bermuda, it is possible that the shareholder’s allocable share of income from Primus Guaranty and/or Primus Bermuda may be significantly greater in the tax years from 2011 onward than in prior years. This potential outcome reflects, among other factors, potential reductions in operating expenses and the potential timing of recognition of items of taxable income and loss relating to the Primus Financial’s credit swap portfolio as it amortizes.
If we are found to be engaged in a U.S. trade or business, we may be liable for significant U.S. taxes.
We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Bermuda’s indirect ownership interest in Primus Financial (which, for U.S. federal income tax purposes, is treated as a partnership interest) and Primus Bermuda’s ownership interest in PGUK (which for U.S. federal income tax purposes is treated as a disregarded entity, or branch, of Primus Bermuda), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the United States for U.S. federal income tax purposes. Consequently, we do not expect to pay U.S. corporate income or branch profits tax on Primus Financial’s or PGUK’s income. However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is fact-based and there are no definitive standards for making such a determination, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda, Primus Financial or PGUK are engaged in a trade or business in the United States. The maximum combined rate of U.S. corporate federal, state and local income tax that could apply to Primus Financial, Primus Bermuda, Primus Guaranty or PGUK, were they found to be engaged in a U.S. trade or business in New York City and subject to income tax, is currently approximately 46%. This combined income tax rate does not include U.S. branch profits tax that would be imposed on Primus Bermuda, were Primus Financial or PGUK, found to be engaged in a U.S. trade or business and deemed to be making distributions to Primus Bermuda. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed. Primus Guaranty, Primus Bermuda and Primus Financial have undergone a U.S. federal income tax audit covering the tax years 2004 through 2006. Although management has not received formal notification from the IRS that the audit has been completed, the statute of limitations for the years in question has expired, and the Company has taken the position that the audit has concluded without any additional liability on behalf of the Company. Should this position be incorrect and should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, Primus Guaranty or Primus Bermuda could be required to pay U.S. corporate income tax.

If the IRS successfully challenges the treatment Primus Financial has adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial could be adversely affected.
Consistent with its treatment of the credit swaps sold by Primus Financial as the sale of options for U.S. federal income tax purposes, we have determined that in general Primus Financial will recognize income or loss as a protection seller or buyer only upon default, termination or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we have not sought, and do not intend to seek, a ruling from the IRS on this point. In addition, the IRS has been studying the treatment of derivative transactions generally, including credit swaps, and has issued a notice requesting submissions from taxpayers regarding the manner in which they conduct their credit swap activities and indicating that the Treasury Department and the IRS are contemplating issuing specific guidance in this area. No assurance can be given as to whether or when such guidance may be issued, whether it would be applied retroactively or whether it will be adverse to Primus Financial. Certain proposals under discussion could be inconsistent with the tax treatment adopted by Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated differently or these proposals were adopted, (1) the timing of the income recognized by Primus Financial could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income tax, or withholding tax at the rate of 30%. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) and Primus Guaranty (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s and Primus Guaranty’s recognition of taxable income would be accelerated.
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
The Bermuda Companies Act, which applies to Primus Guaranty and Primus Bermuda, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our common shares may have more difficulty protecting their interests than would U.S. persons who own common shares of a U.S. corporation.

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition and operating results.
The Bermuda Minister of Finance, under the Tax Protection Act, has given Primus Guaranty and Primus Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then, subject to certain limitations, the imposition of any such tax will not be applicable to Primus Guaranty, Primus Bermuda, or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since we are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.
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
At December 31, 2010, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In December 2010, Primus Financial entered into an agreement to sublease approximately 12,000 square feet of this New York office space. We believe the remaining 5,500 square feet of office space is adequate to meet our current needs.
The Company also leases approximately 13,800 square feet of office space in Boston, Massachusetts, pursuant to a lease, which Primus Asset Management assumed from CypressTree in December 2010. Subsequently, Primus Asset Management agreed to early terminate this lease prior to its scheduled expiration of October 31, 2012 and to vacate the premises no later than May 31, 2011.
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
However, at the time Primus Asset Management, Inc. acquired CypressTree Investment Management, LLP, a proceeding that had been initiated on May 6, 2005 was pending before the United States District Court for the Southern District of New York. The proceeding was brought by Fern D. Simmons, as plaintiff, against the former partners of CypressTree and CypressTree, as defendants. After trial in March 2011, the jury returned a verdict on March 23, 2011, finding that certain of the partners had engaged in, and breached, a joint venture with plaintiff; that certain of the partners breached their fiduciary duties to the plaintiff; that CypressTree was unjustly enriched by plaintiff, and that CypressTree owed quantum meruit damages to plaintiff. The court issued a ruling on March 29, 2011 which, among other things, aggregated the damage awards on the unjust enrichment and quantum meruit claims against CypressTree in the amount of approximately $1,400,000, including interest to date. The time for plaintiff and the defendants to appeal has not yet run. The Company believes it has adequate rights against the former partners of and other stakeholders in CypressTree to cover the legal costs and liability arising out of this litigation.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE under the symbol “PRS.” The following table sets forth, for the indicated periods, the high, low and closing sales prices of our common shares in U.S. dollars, as reported on the NYSE:

Year ended December 31, 2010	High	Low	Close

First Quarter	$4.38	$3.04	$4.20

Second Quarter	$4.82	$3.44	$3.69

Third Quarter	$4.78	$3.41	$4.56

Fourth Quarter	$5.66	$4.49	$5.08

Year ended December 31, 2009	High	Low	Close

First Quarter	$1.99	$1.00	$1.57

Second Quarter	$2.99	$1.53	$2.36

Third Quarter	$4.41	$2.15	$4.27

Fourth Quarter	$4.27	$1.89	$3.05

Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the fourth quarter ended December 31, 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

October 1 - 31	221,561	$4.82	221,561	$33,821,861
November 1 - 30	121,511	$4.94	121,511	$33,221,597
December 1 - 31	7,000	$5.05	7,000	$33,186,247

Total	350,072	$4.86	350,072

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or our 7% Senior Notes in the aggregate up to $25.0 million. On February 3, 2010, our board of directors authorized an additional expenditure of up to $15.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On July 29, 2010, our board of directors authorized an additional expenditure of up to $5.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On October 27, 2010, our board of directors authorized an additional expenditure of up to $10.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. The amounts in this column do not reflect the cost of approximately $14.5 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended December 31, 2010.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 12 of this Annual Report on Form 10-K.
Shareholder Information
As of March 14, 2011, 38,091,401 common shares were issued and outstanding, and held by approximately 41 shareholders of record. Due to the number of common shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common shares. As of March 14, 2011, the closing share price on the NYSE of our common shares was $4.79.
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
In addition, we are subject to Bermuda law and regulatory constraints that will affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act, each of Primus Guaranty and Primus Bermuda may not declare or pay a dividend out of distributable reserves if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their respective liabilities as they become due; or if the realizable value of their respective assets would thereby be less than the aggregate of their respective liabilities and issued share capital and share premium accounts.

Performance Graph
Set forth below is a performance graph comparing the cumulative total shareholder return through December 31, 2010 on our common shares against the cumulative return of the S&P Small Cap 600 Index and Russell 1000 Financial Sector, assuming an investment of $100 on December 31, 2005.

	Cumulative Total Return
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Primus Guaranty, Ltd.	$100.00	$88.50	$53.67	$8.74	$23.37	$38.93
S&P Small Cap 600 Index	$100.00	$115.12	$114.78	$79.11	$99.35	$125.49
Russell 1000 Financial Sector	$100.00	$116.29	$94.71	$44.61	$52.36	$57.64

Item 6.	Selected Financial Data
The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data for years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our consolidated financial statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenues:
Net credit swap revenue (loss) (1)	$267,756	$1,455,802	$(1,688,872)	$(535,064)	$116,083
Interest income	13,140	6,685	25,483	40,401	28,374
Gain on retirement of long-term debt	9,866	43,151	9,716	—	—
Other income	3,391	3,797	(240)	(3,476)	2,267

Total revenues (losses)	$294,153	$1,509,435	$(1,653,913)	$(498,139)	$146,724

Expenses:
Compensation and employee benefits	$18,650	$17,661	$14,595	$20,097	$19,844
Interest expense	7,031	9,116	17,032	20,729	10,849
Other expenses	21,600	15,355	14,363	19,809	14,157

Total expenses	$47,281	$42,132	$45,990	$60,635	$44,850

Income (loss) from continuing operations before provision (benefit) for income taxes	$246,872	$1,467,303	$(1,699,903)	$(558,774)	$101,874
Provision (benefit) for income tax	(134)	184	61	52	42

Income (loss) from continuing operations	247,006	1,467,119	(1,699,964)	(558,826)	101,832
Income (loss) from discontinued operations, net of tax	(49,544)	(3,422)	(9,540)	2,853	(1,258)

Net income (loss)	$197,462	$1,463,697	$(1,709,504)	$(555,973)	$100,574
Distributions on preferred securities of subsidiary	$3,162	$3,417	$6,642	$7,568	$5,683
Net loss from discontinued operations attributable to non-parent interests in CLOs	(61,174)	—	—	—	—

Net income (loss) available to common shares	$255,474	$1,460,280	$(1,716,146)	$(563,541)	$94,891

Basic earnings (loss) per share:
Income (loss) from continuing operations	$6.36	$36.46	$(38.16)	$(12.64)	$2.22
Income (loss) from discontinued operations	$0.30	$(0.08)	$(0.21)	$0.06	$(0.03)

Net income (loss) available to common shares	$6.66	$36.38	$(38.37)	$(12.58)	$2.19

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$6.04	$35.34	$(38.16)	$(12.64)	$2.16
Income (loss) from discontinued operations	$0.29	$(0.08)	$(0.21)	$0.06	$(0.03)

Net income (loss) available to common shares	$6.33	$35.26	$(38.37)	$(12.58)	$2.13

Weighted average number of common shares outstanding:

Basic	38,361	40,142	44,722	44,808	43,306
Diluted	40,366	41,414	44,722	44,808	44,472

(1) Net credit swap revenue (loss) consists of the following:

Net premiums earned	$58,100	$85,116	$102,515	$84,771	$69,408
Net realized gains (losses) on credit swaps	(86,884)	(113,077)	(161,957)	(5,190)	(1,769)
Net unrealized gains (losses) on credit swaps	296,540	1,483,763	(1,629,430)	(614,645)	48,444

Total net credit swap revenue (loss)	$267,756	$1,455,802	$(1,688,872)	$(535,064)	$116,083

	As of December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Balance Sheet Data:
Assets
Cash and cash equivalents	$177,736	$299,514	$280,912	$242,665	$204,428
Investments	288,985	274,444	486,870	617,631	599,448
Restricted cash and investments	138,540	127,116	—	—	—
Unrealized gain on swaps, at fair value	2,006	2,207	—	606	73,330
Other assets	27,592	29,466	26,449	27,744	25,262

Total assets	$634,859	$732,747	$794,231	$888,646	$902,468

Liabilities and Equity (deficit)
Unrealized loss on swaps, at fair value	$395,164	$691,905	$2,173,461	$544,731	$2,931
Long-term debt	215,828	244,051	317,535	325,904	325,000
Other liabilities	21,902	46,238	7,670	12,952	13,925

Total liabilities	$632,894	$982,194	$2,498,666	$883,587	$341,856

Equity (deficit)
Common shares	$3,046	$3,061	$3,263	$3,603	$3,470
Additional paid-in-capital	275,453	280,685	281,596	280,224	269,420
Warrants	—	—	—	—	612
Accumulated other comprehensive income (loss)	3,333	2,148	908	(4,712)	(2,375)
Retained earnings (deficit)	(372,969)	(628,443)	(2,088,723)	(372,577)	190,964

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(91,137)	(342,549)	(1,802,956)	(93,462)	462,091
Preferred securities of subsidiary	$93,102	$93,102	$98,521	$98,521	$98,521

Total equity (deficit)	1,965	(249,447)	(1,704,435)	5,059	560,612

Total liabilities and equity (deficit)	$634,859	$732,747	$794,231	$888,646	$902,468

Per Share Data:
Book value per share(1)	$(2.39)	$(8.95)	$(44.21)	$(2.08)	$10.65

(1)	Book value per share is based on total shareholders’ equity (deficit) of Primus Guaranty, Ltd. divided by basic common shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Introduction
Primus Guaranty, Ltd. is a Bermuda holding company with offices in New York. Through its wholly owned operating subsidiary, Primus Financial Products, LLC, the Company provides credit protection chiefly against the risk of default on primarily investment grade corporate and sovereign reference entities. Primus Asset Management, Inc., another wholly owned subsidiary, acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial.
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
Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities (“ABS”), which are referred to as “CDS on ABS.” These asset-backed securities are referenced to residential mortgage-backed securities. Credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-downs in the reference obligations (“principal write-downs”) and distressed ratings downgrades on the reference obligation as defined in the credit swap agreement. Upon the occurrence of a defined credit event, a counterparty has the right to present the underlying ABS, in whole or part, to Primus Financial, in exchange for a cash payment by Primus Financial, up to the notional amount of the credit swap (“Physical Settlement”). If there is a principal write-down of the ABS, a counterparty may claim for cash compensation for the amount of the principal write-down, up to the notional value of the credit swap, without presentation of the ABS.
During 2009, the Company announced its intention to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio, unless associated with a risk mitigation transaction.
At December 31, 2010, Primus Financial’s credit swap portfolio had a total notional amount of $10.4 billion, which included $6.6 billion of single name credit swaps, $3.8 billion of tranches and $23.7 million of CDS on ABS. See note 4 of notes to consolidated financial statements for further information on the credit swap portfolio.

Primus Asset Management
Primus Asset Management acts as manager of the credit swap and investment portfolios of its affiliate, Primus Financial. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology services, among others, to its affiliates.
Executive Overview and Business Outlook
During 2010, we announced our intention to divest the asset management businesses we had previously established. On December 1, 2010, we divested our CLO asset management business, which included the sale of CypressTree, a manager and sub-advisor of CLOs and a wholly owned subsidiary. By the end of 2010, substantially all of our asset management businesses had been sold or terminated.
Going forward, our focus will be directed toward managing Primus Financial’s credit swap portfolio as it amortizes, optimizing our capital structure and managing our portfolio of investments and expenses.
The financial crisis of 2008 signaled significant changes in the credit markets and for Primus Financial. The principal change was that counterparties were no longer willing to transact with CDPCs, including Primus Financial, which do not post collateral as a general rule. Accordingly, Primus Financial has not written any new credit swaps since 2008, although the terms of certain previously written credit swaps were amended in connection with the portfolio repositioning transactions noted below. Our focus shifted to preserving the value we believe we had created in Primus Financial’s credit protection business. Over the last two years, Primus Financial has undertaken a series of portfolio repositioning and risk mitigating transactions designed to reduce the risk in its credit swap portfolio. These efforts were focused on reducing Primus Financial’s exposure to certain higher risk tranches, single-name reference entities and industry concentrations, particularly the monoline financial guarantors. In conjunction with its risk mitigation efforts, Primus Financial terminated all credit swaps and settled all outstanding claims with Lehman Brothers Special Financing Inc. (“LBSF”), a counterparty in bankruptcy, in the third quarter of 2010. Primus Financial paid LBSF $17.5 million in connection with the settlement.
A source of value to shareholders is returns from the investment of the Company’s cash. At December 31, 2010, our cash, cash equivalents, restricted cash and investments were $605.3 million. Since requesting the withdrawal of Primus Financial’s credit ratings in 2009, Primus Financial’s investment strategy has been amended to enable investments in investment grade corporate debt.
Our long-term debt consists of $90.4 million of debt issued by Primus Guaranty and $122.8 million issued by Primus Financial. The debt is due to mature between 2021 and 2036. In addition to the debt, Primus Financial also has $94.5 million of perpetual preferred shares outstanding. During 2010, we purchased a total of $4.2 million in par value of Primus Guaranty’s 7% Senior Notes at a cost of $3.0 million and $24.8 million in par value of Primus Financial’s long-term debt at a cost of $15.7 million, resulting in net realized gains of $9.9 million, net of related write-off of unamortized issuance costs. Also during 2010, we purchased approximately 2.1 million shares of our common shares at an aggregate cost of $8.7 million.
Going forward, we anticipate significantly lowering our operating expenses as a result of reduced employee headcount and the general reduction in the scope of our business activities.
Details of the results of the year ended December 31, 2010 are discussed under “Overview of Financial Results” below.

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
We have identified the valuation of our credit swaps as the most significant of our critical accounting policies. Our critical accounting policies are set forth below.
Valuation of Credit Swaps
The fair value of the credit swap portfolio of single name credit swaps, tranches and CDS on ABS, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.

•	Current market data, including credit swap premium levels pertinent to each Reference Entity, estimated recovery rates on Reference Entities, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.

•	Valuation models are used to derive a fair value of credit swaps.

•	Consideration of our own nonperformance risk, as well as the credit risk of credit swap counterparties. ASC Topic 820, Fair Value Measurements and Disclosures, requires that nonperformance risk be considered when determining the fair value of credit swaps.

•	Estimates of fair values of credit swaps from third-party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps transacted and the comparable current market premium. The valuation process the Company uses to obtain fair value is described below:
•	For single name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent provider. The independent provider obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and computes composite credit swap premium quotes on specific Reference Entities, where available. When quotes are not available, management uses observable market data on comparable Reference Entities. The inputs to the valuation model include: current credit swap premium quotes on the Reference Entities, estimated recovery rates on each Reference Entity, current interest rates and foreign exchange rates. We adjust the independent mid-market credit swap premium quotes to derive estimated exit price valuations.

•	For tranche credit swaps, a mid-market valuation is calculated for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent provider on the Reference Entities within the tranche, estimated recovery rates on the Reference Entities within the tranche, current market interest rates and correlation levels derived from credit swap indices. The mid-market valuations obtained from the model are adjusted to estimated exit price valuations.
•	For CDS on ABS, exit price valuations are obtained from an independent provider and compared against quotes from credit swap counterparties where available.
Nonperformance Risk Adjustment
We consider the effect of our nonperformance risk in determining the fair value of our liabilities. Since the adoption of ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008, we have incorporated a nonperformance risk adjustment in the computation of the fair value of the credit swap portfolio. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. We derive an estimate of a credit spread because there is no observable market credit spread on Primus Financial. This estimated credit spread was obtained by reference to similar entities, primarily in the financial insurance business, which have observable spreads.
The following table represents the effect of the nonperformance risk adjustments on our unrealized loss on credit swaps, at fair value in the consolidated statements of financial condition as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$456,498	$906,382
Nonperformance risk adjustments	(61,334)	(214,477)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$395,164	$691,905

The following table represents the effect of the changes in nonperformance risk adjustment on our net credit swap revenue (loss) in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net credit swap revenue (loss) without nonperformance risk adjustments	$420,899	$2,494,940	$(2,942,487)
Nonperformance risk adjustments	(153,143)	(1,039,138)	1,253,615

Net credit swap revenue (loss) after nonperformance risk adjustments	267,756	1,455,802	(1,688,872)

Fair Value Hierarchy — Level 3
Level 3 assets at December 31, 2010, which included the unrealized gain on credit swaps, investments in securities issued by CLOs, ABS bonds and contingent consideration from the buyer of CypressTree, were $18.7 million, or 3.9% of the total assets measured at fair value. Level 3 liabilities at December 31, 2010, which included the unrealized loss on credit swaps sold and contingent consideration payments to the sellers of CypressTree, were $400.3 million, or 100% of total liabilities measured at fair value.
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
Impact of Adoption of ASC Topic 810, Consolidation
We adopted ASC Topic 810, Consolidation, on January 1, 2010. The consolidation of CLOs under management resulted in an increase in total assets of approximately $2.5 billion, an increase in total liabilities of $2.3 billion and an increase to total shareholders’ equity of $266 million as required under the accounting standard.
Consolidated results of operations for the CLOs on a standalone basis are included in our financial statements for the period from January 1, 2010 through December 1, 2010, the date at which we divested our CLO asset management business, at which point we determined we were no longer the primary beneficiary of the CLOs and accordingly deconsolidated the assets and liabilities and shareholder’s equity associated with the CLOs. The operating results of the CLO business have been classified as “discontinued operations”.
See note 7 of notes to consolidated financial statements for further discussion of Discontinued Operations.
Contingent Consideration from the Buyer of CypressTree
We agreed with the buyer of CypressTree that the proceeds from the sale would be contingent on the amount of future management fees earned on the CLOs managed by CypressTree. We measure the contingent consideration from the buyer at fair value. At December 31, 2010, the fair value of the contingent consideration from the buyer of CypressTree was approximately $9.0 million. The fair value of the contingent consideration is based upon a valuation model which discounts the projected future cash fees and distributions for each CLO. Significant inputs to the valuation model include the fee structure of the CLO, estimates related to loan default rates, recoveries, discount rates and an estimate of the risk of forfeiture of collateral management. See notes 2, 6 and 7 of notes to consolidated financial statements for further discussion.
Contingent Consideration Payments to the Sellers of CypressTree
In purchasing CypressTree in July 2009, Primus Asset Management agreed to make contingent consideration payments to the sellers of CypressTree, based on a fixed percentage of certain future management fees earned through 2015. The liability for contingent consideration payments to the sellers was not included in the subsequent sale of CypressTree in December 2010 and accordingly, remained with Primus Asset Management. At December 31, 2010, the fair value of the contingent consideration payments to the sellers was $3.7 million. The fair value of the contingent consideration is based upon a valuation model which discounts the projected future cash fees and distributions for each CLO. Significant inputs to the valuation model include the fee structure of the CLO, estimates related to loan default rates, recoveries, discount rates and an estimate of the risk of forfeiture of collateral management. See notes 6 and 7 of notes to consolidated financial statements for further discussion.

Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial did not designate any early termination date under the ISDA Master Agreement, and accordingly, continued the credit swap agreements, which referenced approximately $1.1 billion of underlying reference obligations. Included in these credit swaps were five reference entities referencing $66 million of obligations of which credit events had occurred prior to and after the LBSF and LBH bankruptcy events. Under relevant accounting standards, Primus Financial continued to carry outstanding credit swaps at their fair value. LBSF was obligated to pay premiums on its credit swap transactions from the third quarter of 2008 until the third quarter of 2010, but had failed to do so.
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
Results of Operations
Introduction
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
Expenses include interest expense on the debt issued by Primus Guaranty and Primus Financial, employee compensation, restructuring costs and other expenses.
Primus Financial also makes distributions on its preferred securities.
Net loss from discontinued operations attributable to non-parent interests in CLOs represents the non controlling interests of the CLOs on a standalone basis from January 1, 2010 through December 1, 2010. See Discontinued Operations below for further discussion.
These components are discussed in greater detail below.
Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
Overview of Financial Results
GAAP net income available to common shares for the year ended December 31, 2010 was $255.5 million, compared with GAAP net income available to common shares of $1.5 billion for the year ended December 31, 2009. The Company’s GAAP net income available to common shares primarily was driven by net credit swap revenue of $267.8 million and $1.5 billion, respectively. Net credit swap revenue for the periods was attributable primarily to mark-to-market unrealized gains on Primus Financial’s credit swap portfolio.

Interest income on our portfolio of investments was $13.1 million for the year ended December 31, 2010, compared with $6.7 million for the year ended December 31, 2009. The increase is primarily attributable to higher returns on our investments.
During the year ended December 31, 2010, we recorded a net gain of approximately $9.9 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.
Interest expense and distributions on preferred securities issued by Primus Financial were $10.2 million for the year ended December 31, 2010, compared with $12.5 million for the year ended December 31, 2009. The decrease is primarily attributable to lower London Interbank Offered Rate (“LIBOR”) and reduced debt levels during 2010.
Operating expenses, excluding restructuring costs, were $32.1 million for the year ended December 31, 2010 and remained relatively flat, compared with $33.0 million for the year ended December 31, 2009.
On December 1, 2010, we divested our CLO asset management business, which included the sale of CypressTree, a CLO manager and a wholly owned subsidiary. As a result of the sale of CypressTree, the results of operations for CypressTree were reclassified as discontinued operations. Discontinued operations are comprised primarily of activities related to the CLO asset management business. This includes the CLO asset management activities of CypressTree and Primus Asset Management and the operating results of the standalone CLOs. Results of operations related to these businesses are reported as discontinued operations for all periods presented. See below for further information.
Net Credit Swap Revenue
Net credit swap revenue was $267.8 million and $1.5 billion for the years ended December 31, 2010 and 2009, respectively.
Net credit swap revenue includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gains (losses) on terminated credit swaps sold and losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue for the years ended December 31, 2010 and 2009 (in thousands).

	Years Ended
	December 31,
	2010	2009
Net premiums earned	$58,100	$85,116
Net realized losses on credit swaps	(86,884)	(113,077)
Net unrealized gains on credit swaps	296,540	1,483,763

Total net credit swap revenue	$267,756	$1,455,802

Net Premiums Earned
Net premiums earned were $58.1 million and $85.1 million for the years ended December 31, 2010 and 2009, respectively. The decrease was primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. Primus Financial did not write any new credit protection during these periods.
Net Realized Losses on Credit Swaps
Net realized losses on credit swaps sold were $86.9 million and $113.1 million for the years ended December 31, 2010 and 2009, respectively. Net realized losses for the year ended December 31, 2010 included a $17.5 million payment to LBSF to terminate all credit swaps and settle all outstanding claims with LBSF, a $35.0 million payment to a counterparty relating to the termination of three tranche transactions, a $29.2 million payment to terminate single name credit swaps referencing Ambac Financial Group, Inc. and MBIA Inc. and realized losses of $1.8 million on the CDS on ABS portfolio. Primus Financial realized a gain of approximately $3.6 million relating to the settlement of a credit event on a Reference Entity on which it had purchased single name credit swap protection.
Net realized losses of $113.1 million for the year ended December 31, 2009 primarily related to payments to two counterparties for portfolio repositioning transactions, realized losses related to credit events on three single name Reference Entities and realized losses on the CDS on ABS portfolio.
Net Unrealized Gains on Credit Swaps
Net unrealized gains on credit swaps were $296.5 million and $1.5 billion for the years ended December 31, 2010 and 2009, respectively. The change in unrealized gains on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. The unrealized gains recorded for the years ended December 31, 2010 and 2009 reflect general reductions in market credit swap premium levels and maturities of credit swaps in the credit swap portfolio. In addition, payments to counterparties for the early termination of credit swaps or for credit events during the years ended December 31, 2010 and 2009 have reduced the credit swap liability for unrealized losses on credit swaps, resulting in unrealized gains in these periods. During the years ended December 31, 2010 and 2009, Primus Financial recorded nonperformance risk adjustments of $(153.1) million and $(1.0) billion, respectively.
Interest Income
We earned interest income of $13.1 million and $6.7 million for the years ended December 31, 2010 and 2009, respectively. The increase in interest income is attributable to higher average yields on our investment portfolio, principally a result of an increase in corporate debt securities held in the portfolio.
Weighted average yields on our cash, cash equivalents and investments were 2.19% in the year ended December 31, 2010, compared with 0.91% for the year ended December 31, 2009.
Gain on Retirement of Long-Term Debt
During the years ended December 31, 2010 and 2009, in aggregate, we recorded gains of $9.9 million and $43.2 million, respectively, on the purchase and retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the year ended December 31, 2010, Primus Financial purchased approximately $24.8 million in face value of its subordinated deferrable notes at a cost of approximately $15.7 million. These transactions resulted in a net gain of $8.8 million on retirement of long-term debt, net of a related write-off of $0.3 million of unamortized issuance costs.
During the year ended December 31, 2010, Primus Guaranty purchased and retired approximately $4.2 million in face value of its 7% Senior Notes at a cost of approximately $3.0 million. As a result, we recorded a net gain of $1.1 million on the retirement of our long-term debt, net of a related write-off of $0.1 million of unamortized issuance costs.

Other Income
Other income includes realized and unrealized gains or losses on investment securities, foreign currency revaluation losses and sublease rental income. Other income was $3.4 million and $3.8 million during the years ended December 31, 2010 and 2009, respectively.
Other income during the year ended December 31, 2010 consisted primarily of realized gains on investment securities and sublease rental income, offset by foreign currency losses. Other income during the year ended December 31, 2009 consisted primarily of realized gains on Primus Financial’s sale of corporate bonds, which had previously been delivered in settlement of a credit event on a single name credit swap sold.
Operating Expenses
Operating expenses, excluding restructuring costs, were $32.1 million and $33.0 million for the years ended December 31, 2010 and 2009, respectively, as summarized in the table below (dollars in thousands).

	Years Ended
	December 31,
	2010	2009
Compensation and employee benefits	$18,650	$17,661
Professional and legal fees	6,718	6,848
Other	6,774	8,507

Total operating expenses	$32,142	$33,016

Number of full-time employees, at end of period	19	47
Compensation and employee benefits include salaries, benefits, accrual for incentive bonuses and share-based compensation. Compensation expense for the year ended December 31, 2010 increased by approximately $1.0 million over the comparable prior period. The increase was primarily the result of higher share-based compensation expenses, partially offset by a reduction in accrual for incentive bonuses during the year ended December 31, 2010. During the fourth quarter of 2010, in connection with the reduction in workforce, we offered to our terminated employees the ability to settle certain vested share awards in either shares or cash. As a result, we classified certain share awards to a share-based liability plan, which resulted in additional share-based compensation of $3.9 million. Share-based compensation expense was approximately $6.7 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively. See note 2 of notes to consolidated financial statements for discussion of valuation methodologies used for share-based compensation.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, and director and officer liability insurance expense. In aggregate, professional fees remained flat year over year, although insurance costs were higher in 2010 than in 2009, which were largely offset by lower legal fees incurred in 2010.
Other operating expenses include rent, depreciation and amortization, bank fees, ratings agency fees, travel and entertainment, exchange fees and other administrative expenses. The decrease in other operating expenses in 2010 was primarily the result of lower depreciation and amortization expense in 2010 and write-offs of capitalized software costs in 2009.
Restructuring Costs
We made significant reductions in our workforce and operating infrastructure primarily in the fourth quarter of 2010 as a consequence of our decision to divest the asset management business and focus our efforts on the amortization of Primus Financial’s credit swap portfolio. In total, we incurred restructuring costs of $8.1 million for the year ended December 31, 2010. The restructuring costs comprised mainly employee severance and accelerated share-based compensation expenses, costs associated with the write-off of fixed assets and the CypressTree office lease termination.

We anticipate incurring restructuring charges in the future as the Primus Financial credit swap portfolio continues to amortize and we reduce the size of our operations to reflect the smaller credit swap portfolio. We anticipate that the future restructuring charges will not be material. At December 31, 2010, we recorded restructuring liabilities of approximately $3.7 million, of which substantially all of the balance is expected to be paid by the end of the first quarter of 2011. See note 8 of notes to consolidated financial statements for further discussion.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $7.0 million and $9.1 million for the years ended December 31, 2010 and 2009, respectively.
During the course of 2009 and 2010 Primus Guaranty, Ltd. repurchased some of its 7% Senior Notes. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The interest rate swap may be terminated at the option of the counterparty in December 2011. At December 31, 2010, $90.4 million of the 7% Senior Notes was outstanding. The reduction in principal outstanding and a decline in LIBOR in 2010 had the effect of reducing the net interest expense on these Notes. The average net interest rate was 2.45% and 3.03% for the year ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, we recorded $2.3 million and $3.0 million of interest expense on the 7% Senior Notes, respectively.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR during 2009 and 2010. During the course of 2009 and 2010 Primus Financial repurchased a portion of its subordinated deferrable interest notes. At December 31, 2010, $122.8 million of the subordinated deferrable interest notes was outstanding. At December 31, 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all-in rate of 3.39%. The subordinated deferrable interest notes mature in June 2021 and July 2034.
For the years ended December 31, 2010 and 2009, we recorded $4.7 million and $6.1 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased in 2010 primarily as a result of lower LIBOR and reduced debt levels.
Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred securities is set by reference to a contractual spread of 3% over LIBOR. During 2009, Primus Financial repurchased $5.5 million of the perpetual preferred securities. At December 31, 2010, the all-in distribution rate on Primus Financial’s perpetual preferred securities was 3.27%.
Primus Financial paid net distributions of approximately $3.2 million and $3.4 million during the years ended December 31, 2010 and 2009, respectively, on its perpetual preferred securities. The decrease in net distributions was primarily a result of lower LIBOR and the lower average outstanding balance in 2010. The average distribution rate on these securities was 3.35% and 3.54% for the years ended December 31, 2010 and 2009, respectively.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was $(134) thousand and $184 thousand for the years ended December 31, 2010 and 2009, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance of $16.5 million and $12.7 million as of December 31, 2010 and December 31, 2009, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of recognition of book and tax adjustments related to share-based compensation expense. We believe that the income of only Primus Asset Management and its subsidiaries is likely to be subject to U.S. federal and local income taxes.
Discontinued Operations
Loss from discontinued operations, net of tax, was $49.5 million and $3.4 million for the years ended December 31, 2010 and 2009, respectively. Loss from discontinued operations for the year ended December 31, 2010 primarily consisted of the fee revenues and operating expenses of the CLO asset management business, together with the operating results of the standalone CLOs.
Included in the loss from discontinued operations for the year ended December 31, 2010 was approximately $11.7 million of income, which represented income attributable to the Primus Guaranty common shareholders, which reflects asset management fees, partially offset by operating expenses of the asset management business.
The loss from discontinued operations for the year ended December 31, 2010 included losses of $61.2 million which was attributable to non-parent interests in CLOs. This amount included the operating results of standalone CLOs from January 1, 2010, the date of adoption of ASC Topic 810, Consolidation, through December 1, 2010, the date of deconsolidation. As a result of the deconsolidation of the CLOs, it is not anticipated that non-parent interests in CLOs will be incorporated in future periods.
In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the buyer of CypressTree. This income will be recorded under the discontinued operations caption in the consolidated statements of operations in future periods.
See notes 6 and 7 of notes to consolidated financial statements for further discussion and information related to CypressTree divestiture and Discontinued Operations.
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
Interest income on our portfolio of investments was $6.7 million in 2009, compared with $25.5 million in 2008. The decrease primarily is attributable to lower market interest rates.
During the year ended December 31, 2009, in aggregate, we recorded a net gain of $43.2 million on the retirement of long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by our subsidiary, Primus Financial, of its long-term debt.

Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were issued in the auction rate market. The turmoil in the auction rate markets that began in August 2007 continued during 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates were subject to increase if the credit ratings on these securities are downgraded or withdrawn. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at, the maximum rates specified in the respective security agreements.
Interest expense and distributions on preferred securities issued by Primus Financial were $12.5 million in 2009, compared with $23.7 million in 2008. The decrease primarily is attributable to lower LIBOR, partially offset by increases in the specified spread rates on Primus Financial’s preferred securities and debt.
Operating expenses were $33.0 million in 2009, compared with $29.0 million in 2008. The increase in operating expenses was principally a result of a higher accrual for incentive bonuses and increases in professional and legal fees. In 2008, compensation expense reflected a significantly lower accrual for incentive bonuses.
Net Credit Swap Revenue (Loss)
Consolidated net credit swap revenue (loss) was $1.5 billion and $(1.7) billion for the years ended December 31, 2009 and 2008, respectively.
The following table shows the Company’s consolidated net credit swap revenue (loss), which was generated by Primus Financial, for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended
	December 31,
	2009	2008
Primus Financial	$1,455,802	$(1,689,584)
Harrier Credit Strategies Master Fund, LP	—	712

Total consolidated net credit swap revenue (loss)	$1,455,802	$(1,688,872)

During the year ended December 31, 2008, net credit swap revenue for Harrier Credit Strategies Master Fund, LP, a discontinued trading fund primarily consisted of realized gains on the terminations of its remaining credit swap positions outstanding at December 31, 2007.
Net credit swap revenue (loss) for Primus Financial is discussed below.
Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $1.5 billion and $(1.7) billion for the years ended December 31, 2009 and 2008, respectively.
Net credit swap revenue (loss) includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gains (losses) on terminated credit swaps sold and losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.

The following table shows the components of net credit swap revenue (loss) for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended
	December 31,
	2009	2008
Net premiums earned	$85,116	$102,501
Net realized gains (losses) on credit swaps	(113,077)	(162,653)
Net unrealized gains (losses) on credit swaps	1,483,763	(1,629,432)

Total net credit swap revenue (loss)	$1,455,802	$(1,689,584)

Net Premiums Earned
Net premiums earned were $85.1 million and $102.5 million for the years ended December 31, 2009 and 2008, respectively. The decrease primarily was attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. Primus Financial did not write any additional credit protection during 2009.
Net Realized Gains (Losses) on Credit Swaps
Net realized losses on credit swaps sold were $113.1 million and $162.7 million for the years ended December 31, 2009 and 2008, respectively. Realized losses on single name credit swaps sold were $68.5 million for the year ended December 31, 2009 primarily resulting from payments to three counterparties for the portfolio repositioning transactions previously discussed and credit events on three single name Reference Entities, Idearc Inc., CIT Group, Inc., and Financial Guaranty Insurance Company. Total realized losses on the CDS on ABS portfolio was $34.5 million during the year ended December 31, 2009, which related to Physical Settlement, principal write-downs and other realized losses related to the early termination of a CDS on ABS transaction.
The realized losses on single name credit swaps sold during the year ended December 31, 2008 were primarily the result of credit events on Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, LBH, Washington Mutual, Inc. and Kaupthing Bank hf incurred during the third and fourth quarter of 2008.
Net Unrealized Gains (Losses) on Credit Swaps
Net unrealized gains (losses) on credit swaps were $1.5 billion and $(1.6) billion for the years ended December 31, 2009 and 2008, respectively. The change in unrealized gains (losses) on credit swaps reflected the change in the fair value of Primus Financial’s credit swap portfolio during these periods. The change in fair value was driven primarily by declines in market credit swap premium levels during the course of 2009. During the year ended December 31, 2009, unrealized losses were also reduced as a result of the termination of credit swaps which had suffered credit events or which were subject to portfolio repositioning transactions, as previously discussed under net realized gains (losses).
During the years ended December 31, 2009 and 2008, Primus Financial recorded nonperformance risk adjustments of $(1.0) billion and $1.3 billion, respectively, which is reflected in these periods.
Interest Income
We earned interest income of $6.7 million and $25.5 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income is primarily attributable to lower yields on our investment portfolio. The decrease in yields is attributable to a general reduction in short-term market interest rates in 2009.

Weighted average yields on our cash, cash equivalents and investments were 0.91% for the year ended December 31, 2009 compared with 3.11% for the year ended December 31, 2008.
Gain on Retirement of Long-Term Debt
During the years ended December 31, 2009 and 2008, in aggregate, we recorded a net gain of $43.2 million and $9.7 million, respectively, on the retirement of long-term debt.
During the year ended December 31, 2009, Primus Guaranty purchased and retired approximately $15.1 million in face value of its 7% Senior Notes at a cost of approximately $6.4 million. As a result, we recorded a net gain of $8.2 million on the retirement of our long-term debt, net of a related write-off of $0.5 million of unamortized issuance costs.
During the year ended December 31, 2008, Primus Guaranty purchased and retired approximately $15.3 million in face value of its 7% Senior Notes at a cost of approximately $5.1 million. As a result, we recorded a net gain of $9.7 million on the retirement of our long-term debt, net of a related write-off of $0.5 million of unamortized issuance costs.
During the year ended December 31, 2009, Primus Financial purchased approximately $52.4 million in face value of its subordinated deferrable notes at a cost of approximately $16.8 million. These transactions resulted in a net realized gain of $35.0 million on retirement of long-term debt, net of a related write-off of $0.6 million of unamortized issuance costs.
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses, realized and unrealized gains or losses on trading account securities. Other income (loss) was $3.8 million and $(0.2) million during the years ended December 31, 2009 and 2008, respectively. Other income during the year ended December 31, 2009 consisted primarily of realized gains from Primus Financial’s sale of bonds delivered in settlement of a credit event which occurred in the fourth quarter of 2008. Other loss during the year ended December 31, 2008 consisted of foreign currency losses and an unrealized holding loss related to bonds delivered upon the settlement of a credit event on a single name credit swap sold.
Operating Expenses
Our operating expenses were $33.0 million and $29.0 million for the years ending December 31, 2009 and 2008, respectively, as summarized in the following table (dollars in thousands):

	Years Ended
	December 31,
	2009	2008
Compensation and employee benefits	$17,661	$14,595
Professional and legal fees	6,848	4,331
Other	8,507	10,032

Total operating expenses	$33,016	$28,958

Number of full-time employees, at end of period	47	42
The largest component of our operating expenses is employee compensation, which includes salaries, benefits, accrual for incentive bonuses and share-based compensation. Compensation expense for the year ended December 31, 2009 increased by approximately $3.1 million over the comparable prior period. The increase primarily was the result of a higher accrual for performance-based incentives and higher share-based compensation. Share-based compensation expense was approximately $4.5 million and $4.2 million for the years ended December 31, 2009 and 2008, respectively.

Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, recruitment fees and director and officer insurance expense. The increase in professional fees primarily is attributable to higher director and officer insurance expense and legal and consulting fees, which related to advisory fees related to Primus Financial’s portfolio repositioning transactions.
Other operating expenses include rent, depreciation and amortization, bank fees, ratings agency fees, travel and entertainment, exchange fees and other administrative expenses. The decrease in other expenses primarily was a result of cost cutting initiatives, a reduction in technology and data services and lower write-offs of capitalized software costs and fixed assets taken in 2008.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty, after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $9.1 million and $17.0 million for the year ended December 31, 2009 and 2008, respectively. Interest expense decreased primarily as a result of lower LIBOR during the periods and our debt buyback.
Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes have been issued in the auction rate market. The dislocation of the auction rate debt market that began in August 2007 has continued through 2009. As a result, Primus Financial’s perpetual preferred securities and subordinated deferrable interest notes were set at the contractually specified rates over LIBOR. These specified rates were subject to increases if the credit ratings on these securities were downgraded. During 2008, as a result of downgrades on these securities, the spread rates increased to, and during 2009 have remained at the maximum rates specified in the respective security agreements. At December 31, 2009, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all in rate of 3.39%. The subordinated deferrable interest notes mature in June 2021 and July 2034.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The interest rate swap may be terminated at the option of the counterparty in December 2011. The decline in LIBOR had the effect of reducing the net interest expense on these Notes. The average net interest rate on our 7% Senior Notes was 3.03% and 5.62% for the years ended December 31, 2009 and 2008, respectively.
Preferred Distributions
Primus Financial also made net distributions of $3.4 million and $6.6 million during the years ended December 31, 2009 and 2008, respectively, on its preferred securities. The decrease in net distributions primarily was a result of lower LIBOR. The average rate on these securities was 3.54% and 6.64% for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the all-in distribution rate on Primus Financial’s perpetual preferred securities was 3.23%.
Income Taxes
Provision for income taxes was $184 thousand and $61 thousand for the years ended December 31, 2009 and 2008, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $12.7 million and $9.8 million as of December 31, 2009 and 2008, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of recognition of book and tax adjustments related to share-based compensation expense. The Company believes that the income of only Primus Asset Management and its subsidiaries is likely to be subject to U.S. federal and local income taxes.

Discontinued Operations
Loss from discontinued operations, net of tax, was $3.4 million and $9.5 million for the years ended December 31, 2009 and 2008, respectively. Loss from discontinued operations primarily consisted of the fee revenues and operating expenses of the CLO asset management business, for these periods.
Income Taxes
Primus Guaranty, Primus Bermuda and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial. Primus Re, Ltd. (“Primus Re”), one of our wholly owned subsidiaries, may be subject to U.S. federal, state or local income tax, or Primus Asset Management may be required to include all or part of Primus Re’s income in calculating its liability for U.S. federal, state or local income tax, depending on the manner in which Primus Re conducted its business and the tax elections it makes.
Primus Guaranty and certain of its subsidiaries have undergone a U.S. federal income tax audit covering the tax years 2004 through 2006. Although management has not received formal notification from the IRS that the audit has been completed, the statute of limitations for the years in question has expired, and the Company has taken the position that the audit has concluded without any additional liability on behalf of the Company. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investments in the subordinated notes of Primus CLO I, Ltd. and Primus CLO II, Ltd., respectively, are likely to be treated as PFICs.
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
Beginning with the first quarter of 2010, we amended our presentation of Economic Results. These amendments have been made primarily to address the adoption of ASC Topic 810, Consolidation, in our GAAP financial statements commencing in 2010. We believe that the consolidation of the operating results of the standalone CLOs into the GAAP financial statements may affect a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information by analysts or external credit rating agencies that is not reflective of the underlying financial results of operations and financial condition of Primus Guaranty, Ltd. Accordingly, we exclude for Economic Results the net income (loss) attributable to non-parent interests, which reflects CLO income attributable to third parties. Economic Results have not been restated or amended for any previously published financial results.
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
Economic Results includes realized gains and losses on credit swap transactions undertaken by our managed funds. We exclude unrealized gains (losses) on credit swaps sold because quarterly changes in the fair value of the credit swap portfolio do not necessarily cause Primus Financial to take any specific actions relative to any Reference Entity or group of Reference Entities. We manage the Primus Financial portfolio based on our assessment of credit fundamentals with a general strategy of holding credit swaps to maturity. At maturity, the mark-to-market values would revert to zero, to the extent no realized gains or losses had occurred. Additionally, changes in the fair value of the credit swap portfolio have no impact on our liquidity, as Primus Financial does not provide counterparties with collateral based upon changes in the fair value of its credit swaps. We exclude realized gains on credit swaps sold because our strategy is focused on generation of premium income as opposed to trading gains and losses, although we amortize any realized gains over the original remaining life of the terminated contracts.
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
The following table below presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008

GAAP net income (loss) available to common shares	$255,474	$1,460,280	$(1,716,146)
Adjustments:
Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(296,540)	(1,483,763)	1,629,432
Realized gains from early termination of credit swaps sold by Primus Financial	—	—	(28)
Amortization of realized gains from the early termination of credit swaps sold by Primus Financial	810	1,414	2,173
Provision for CDS on ABS credit events	(2,374)	(16,208)	(9,328)
Reduction in provision for CDS on ABS credit events upon termination of credit swaps	1,819	34,540	12,216

Economic Results	$(40,811)	$(3,737)	$(81,681)

Economic Results earnings (loss) per GAAP diluted share	$(1.01)	$(0.09)	$(1.83)
Economic Results weighted average common shares outstanding — GAAP diluted	40,366	41,414	44,722

Economic Results earnings (loss) per GAAP diluted share is calculated by dividing Economic Results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).
Liquidity and Capital Resources
Capital Strategy
Our cash, cash equivalents, restricted cash and investments were $605.3 million and $701.1 million as of December 31, 2010 and 2009, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of Primus Financial, our operating subsidiary to generate cash to service our debt obligations and provide for our working capital needs. At December 31, 2010 and 2009, Primus Guaranty, Ltd. had $23.7 million and $38.5 million, respectively, of cash and cash equivalents and investments.
Since October 2008, Primus Guaranty has been able to purchase and retire approximately $34.6 million in face value of its 7% Senior Notes at a cost of approximately $14.5 million. At December 31, 2010, the outstanding balance of the 7% Senior Notes was $90.4 million.
Since inception of our common share buyback program in 2008, we purchased and retired 10.0 million common shares at a cost of approximately $21.8 million.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. During the year ended December 31, 2010, Primus Financial purchased in the aggregate, approximately $24.8 million in face value of its subordinated deferrable notes at a cost of approximately $15.7 million. At December 31, 2010, the total outstanding balance of deferrable interest notes was $122.8 million.
During the year ended December 31, 2009, Primus Financial purchased approximately $52.4 million in face value of its subordinated deferrable notes at a cost of approximately $16.8 million. At December 31, 2009, the total outstanding balance of deferrable interest notes was $147.6 million. In addition, during the year ended December 31, 2009, Primus Financial purchased $5.5 million in face value of its preferred securities at a cost of approximately $0.9 million. At December 31, 2009, the outstanding balance of the preferred securities was $93.1 million.
As a result of Primus Financial’s portfolio repositioning transactions in 2009, approximately $131.3 million of restricted cash and investments have been pledged as security in favor of two counterparties at December 31, 2010.
At December 31, 2010, we had investments in securities issued by CLOs of approximately $6.1 million, which we have classified as restricted investments. These restricted investments are subject to certain trading restrictions as agreed upon with the buyer of CypressTree.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At December 31, 2010 and 2009, Primus Financial had cash, cash equivalents, restricted cash and investments of $570.3 million and $651.5 million, respectively. Primus Financial will continue to collect quarterly premium payments from its performing counterparties on outstanding credit swap contracts. At December 31, 2010, the average remaining tenor on the credit swap portfolio was 2.18 years and the total future cash receipts on Primus Financial’s single name and tranche credit swap portfolio was approximately $96 million (assuming all credit swaps in the portfolio run to full maturity).

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
Cash Flows
Cash flows from operating activities — Net cash used in operating activities were $27.3 million and $113.3 million for the years ended December 31, 2010 and 2009, respectively. The change primarily was attributable to lower realized losses on the credit swap portfolio and lower gains on the retirement of debt during 2010 compared with 2009. In addition, net cash used in operating activities for the year ended December 31, 2010 included CLO non-cash items and changes in CLO assets and CLO liabilities as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs. The assets of the CLOs were restricted solely to satisfy the liabilities of the CLOs and were not available to us for our general obligations or in satisfaction of our debt obligations.
Net cash used in operating activities were $113.3 million and $76.4 million for the years ended December 31, 2009 and 2008, respectively. The change primarily was attributable to realized losses on credit swaps related to portfolio repositioning transactions and credit events and lower premium income on a reduced credit swap portfolio during 2009 compared with 2008.
Cash flows from investing activities — Net cash (used in) provided by investing activities were $(21.9) million and $169.6 million for the years ended December 31, 2010 and 2009, respectively. The change primarily was attributable to the net purchases of available-for-sale-investments during 2010 compared with the maturity of our available-for-sale-investments during 2009.
Net cash provided by investing activities were $169.6 million and $130.4 million for the years ended December 31, 2009 and 2008, respectively. The increase primarily was attributable to the maturity of our available-for-sale-investments during 2009 compared with 2008.
Cash flows from financing activities — Net cash used in financing activities were $72.6 million and $37.9 million for the year ended December 31, 2010 and 2009, respectively. The change primarily was attributable to lower purchases and retirement of long-term debt. In addition, net cash used in financing activities for the year ended December 31, 2010 included repayments of CLO notes by the CLOs as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs.
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

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2010 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property leases	$7,658	$2,166	$2,312	$2,313	$867
7% Senior Notes	90,426	—	—	—	90,426
Interest on 7% Senior Notes (a)	160,259	2,084	12,660	12,660	132,855
Subordinated deferrable interest notes	122,800	—	—	—	122,800
Interest on subordinated deferrable interest notes (b)	63,728	4,453	8,917	8,905	41,453

Total	$444,871	$8,703	$23,889	$23,878	$388,401

(a)	Net interest payments on the outstanding 7% Senior Notes at December 31, 2010 are adjusted by the interest rate swap agreement, which converts a portion of the interest payment on the 7% Senior Notes from a fixed to a floating basis, as previously discussed. Future payments of interest on the interest rate swap will be determined by future LIBOR rates, to which a predetermined contractual rate is added. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the fourth quarter of 2010. The counterparty has the right to terminate the interest rate swap agreement in December 2011, and for the purpose of this table, the interest rate swap is assumed to be terminated at that date.

(b)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the fourth quarter of 2010.
Property leases: At December 31, 2010, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In December 2010, Primus Financial entered into an agreement to sublease approximately 12,000 square feet of this New York office space. We believe the remaining 5,500 square feet of office space is adequate to meet our current needs.
The Company also leases approximately 13,800 square feet of office space in Boston, Massachusetts, pursuant to a lease, which Primus Asset Management assumed from CypressTree in December 2010. Subsequently, Primus Asset Management agreed to early terminate this lease prior to its scheduled expiration of October 31, 2012 and to vacate the premises no later than May 31, 2011.
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
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of December 31, 2010, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $47.5 million.
We face other market risks, which are likely to have a lesser impact upon our net income available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pay distributions that are based upon LIBOR. A difference between the rates we pay in the auction rate preferred market and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by $239,531 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $122.8 million of subordinated deferrable interest notes at December 31, 2010. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $311,264 annually.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. Assuming a 25 basis point increase or decrease in three-month LIBOR, our interest expense would increase or decrease by $190,104 annually.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Primus Guaranty, Ltd.
We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance related to the consolidation of variable interest entities effective January 1, 2010.
/s/ Ernst & Young LLP
New York, New York
March 31, 2011

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on that criteria.

/s/ Richard Claiden	/s/ Christopher N. Gerosa

Richard Claiden	Christopher N. Gerosa
Chief Executive Officer	Chief Financial Officer

Primus Guaranty, Ltd.
Consolidated Statements of Financial Condition
(in thousands except share amounts)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$177,736	$299,514
Investments (includes $288,815 and $274,275 at fair value as of December 31, 2010 and 2009, respectively)	288,985	274,444
Restricted cash and investments	138,540	127,116
Accrued interest and premiums	5,860	6,163
Unrealized gain on credit swaps, at fair value	2,006	2,207
Goodwill and other intangible assets, net	—	8,017
Debt issuance costs, net	4,072	4,736
Other assets (includes $11,559 and $1,837 at fair value as of December 31, 2010 and 2009, respectively)	17,660	10,550

Total assets	$634,859	$732,747

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$8,701	$7,855
Unrealized loss on credit swaps, at fair value	395,164	691,905
Payable for credit events	3,447	28,596
Long-term debt	215,828	244,051
Restructuring liabilities	3,729	—
Other liabilities	6,025	9,787

Total liabilities	632,894	982,194

Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 38,078,790 and 38,267,546 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,046	3,061
Additional paid-in capital	275,453	280,685
Accumulated other comprehensive income	3,333	2,148
Retained earnings (deficit)	(372,969)	(628,443)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(91,137)	(342,549)
Preferred securities of subsidiary	93,102	93,102

Total equity (deficit)	1,965	(249,447)

Total liabilities and equity (deficit)	$634,859	$732,747

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Consolidated Statements of Operations
(in thousands except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Revenues
Net credit swap revenue (loss)	$267,756	$1,455,802	$(1,688,872)
Interest income	13,140	6,685	25,483
Gain on retirement of long-term debt	9,866	43,151	9,716
Other income (loss)	3,391	3,797	(240)

Total revenues (losses)	294,153	1,509,435	(1,653,913)

Expenses
Compensation and employee benefits	18,650	17,661	14,595
Professional and legal fees	6,718	6,848	4,331
Interest expense	7,031	9,116	17,032
Restructuring costs	8,108	—	—
Other	6,774	8,507	10,032

Total expenses	47,281	42,132	45,990

Income (loss) from continuing operations before provision (benefit) for income taxes	246,872	1,467,303	(1,699,903)
Provision (benefit) for income taxes	(134)	184	61

Income (loss) from continuing operations, net of tax	247,006	1,467,119	(1,699,964)
Loss from discontinued operations, net of tax	(49,544)	(3,422)	(9,540)

Net income (loss)	197,462	1,463,697	(1,709,504)
Less:
Distributions on preferred securities of subsidiary	3,162	3,417	6,642
Net loss from discontinued operations attributable to non-parent interests in CLOs	(61,174)	—	—

Net income (loss) available to common shares	$255,474	$1,460,280	$(1,716,146)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$6.36	$36.46	$(38.16)
Income (loss) from discontinued operations	$0.30	$(0.08)	$(0.21)

Net income (loss) available to common shares	$6.66	$36.38	$(38.37)

Diluted:
Income (loss) from continuing operations	$6.04	$35.34	$(38.16)
Income (loss) from discontinued operations	$0.29	$(0.08)	$(0.21)

Net income (loss) available to common shares	$6.33	$35.26	$(38.37)

Weighted average common shares outstanding:
Basic	38,361	40,142	44,722
Diluted	40,366	41,414	44,722
See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Common shares
Balance at beginning of year	$3,061	$3,263	$3,603
Shares purchased and retired	(166)	(275)	(359)
Shares issued under employee compensation plans	151	73	19

Balance at end of year	3,046	3,061	3,263

Additional paid-in-capital
Balance at beginning of year	280,685	281,596	280,224
Shares purchased and retired	(13,135)	(10,150)	(3,220)
Shares vested under employee compensation plans	7,903	4,728	4,592
Preferred shares purchased by subsidiary	—	4,511	—

Balance at end of year	275,453	280,685	281,596

Accumulated other comprehensive income (loss)
Balance at beginning of year	2,148	908	(4,712)
Foreign currency translation adjustments	30	232	(447)
Change in unrealized holding gains on available-for-sale securities	1,155	1,008	6,067

Balance at end of year	3,333	2,148	908

Retained earnings (deficit)
Balance at beginning of year	(628,443)	(2,088,723)	(372,577)
Net income (loss)	197,462	1,463,697	(1,709,504)
Net loss attributable to non-parent interests in CLOs	61,174	—	—
Distributions on preferred securities of subsidiary	(3,162)	(3,417)	(6,642)

Balance at end of year	(372,969)	(628,443)	(2,088,723)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	265,639	—	—
Net loss attributable to non-parent interests in CLOs	(61,174)	—	—
Deconsolidation of CLOs	(204,465)	—	—

Balance at end of year	—	—	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(91,137)	(342,549)	(1,802,956)

Preferred securities of subsidiary
Balance at beginning of year	93,102	98,521	98,521
Net purchase of preferred shares	—	(5,419)	—

Balance at end of year	93,102	93,102	98,521

Total equity (deficit) at end of year	$1,965	$(249,447)	$(1,704,435)

Comprehensive income (loss)
Net income (loss)	$197,462	$1,463,697	$(1,709,504)
Other comprehensive income (loss):
Foreign currency translation adjustments	30	232	(447)
Change in unrealized gains on available-for-sale investments	1,155	1,008	6,067

Comprehensive income (loss)	198,647	1,464,937	(1,703,884)
Less: Distributions on preferred securities of subsidiary	3,162	3,417	6,642
Less: Net loss attributable to non-parent interests in CLOs	(61,174)	—	—

Comprehensive income (loss) available to common shares	$256,659	$1,461,520	$(1,710,526)

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income (loss) available to common shares	$255,474	$1,460,280	$(1,716,146)
Net loss attributable to non-parent interests in CLOs	(61,174)	—	—
Distributions on preferred securities of subsidiary	3,162	3,417	6,642

Net income (loss)	197,462	1,463,697	(1,709,504)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items included in net income (loss):
CLO net unrealized gains on CLO loans and securities	(69,139)	—	—
CLO net unrealized losses on CLO notes	218,104	—	—
CLO net realized gains by the CLOs	(56,977)	—	—
Depreciation and amortization	1,114	1,250	1,329
Share-based compensation	11,169	4,728	4,611
Net unrealized (gain) loss on credit swap portfolio	(296,540)	(1,483,763)	1,629,336
Net amortization of premium and discount on securities	7,945	687	(2,240)
Gain on retirement of long-term debt	(9,866)	(43,151)	(9,716)
Impairment loss on investments	—	761	11,896
Other	(3,717)	1,047	1,408
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	(45,394)	—	—
CLO other assets	21,499	—	—
CLO other liabilities	(398)	—	—
CLO proceeds from sale of CLO loans and securities	848,643	—	—
CLO purchases of CLO loans and securities	(817,513)	—	—
Restricted cash	(4,050)	(90,610)	—
Accrued interest and premiums	303	305	5,403
Other assets	(4,646)	(3,123)	261
Purchases of trading account assets	(131,101)	—	(3,940)
Sales of trading account assets	131,124	3,940	—
Accounts payable and accrued expenses	(2,420)	2,923	(4,634)
Payable for credit events	(25,149)	25,410	3,186
Restructuring liabilities	3,729	—	(1,709)
Other liabilities	(1,410)	2,577	(2,125)

Net cash used in operating activities	(27,274)	(113,322)	(76,438)

Cash flows from investing activities
Business acquisition, net of cash received	(3,427)	(2,214)	—
Fixed asset purchases and capitalized software costs	(47)	(121)	(702)
Payments received from investments in CLOs	1,224	94	3,399
Purchases of investments, including restricted investments	(206,911)	(321,596)	(1,538,046)
Maturities and sales of available-for-sale investments	187,266	493,399	1,665,759

Net cash provided by (used in) investing activities	(21,895)	169,562	130,410

Cash flows from financing activities
CLO repayment of CLO notes	(37,651)	—	—
Retirement of long-term debt	(18,676)	(23,192)	(5,057)
Purchase and retirement of common shares	(13,150)	(10,352)	(3,579)
Purchase of preferred securities of subsidiary	—	(908)	—
Net preferred distributions of subsidiary	(3,162)	(3,417)	(6,642)

Net cash used in financing activities	(72,639)	(37,869)	(15,278)

Net effect of exchange rate changes on cash	30	231	(447)
Net increase (decrease) in cash	(121,778)	18,602	38,247
Cash and cash equivalents at beginning of year	299,514	280,912	242,665

Cash and cash equivalents at end of year	$177,736	$299,514	$280,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,709	$10,159	$16,897
Cash paid for taxes	103	137	46
Supplemental disclosures of CLOs non-cash transactions:
Adoption of ASC Topic 810, Consolidation	265,639	—	—
Deconsolidation of CLOs	(204,465)	—	—
See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
1. Organization and Business
Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its principal operating subsidiary, Primus Financial Products, LLC, (individually or collectively with its subsidiaries, as the context requires, “Primus Financial”). Primus Asset Management, Inc. (“Primus Asset Management”), a Delaware corporation, acts as manager of the credit swap and cash investment portfolios of its affiliate, Primus Financial.
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
During 2010, the Company announced its intention to divest the asset management business it had previously established. At that point, Primus Asset Management, together with its then wholly owned subsidiary, CypressTree Investment Management, LLC (“CypressTree”), managed collateralized loan obligations (“CLOs”), collateralized swap obligations (“CSOs”), investment fund vehicles and separately managed accounts on behalf of third parties. The CLOs issue securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. The CSOs issue securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities (defined below). Primus Asset Management and its subsidiaries received fees for its investment management services. In general, such management fees are calculated based on a percentage of assets under management, subject to applicable contractual terms.
On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree. As of December 31, 2010, in addition to managing the portfolios of Primus Financial as mentioned above, Primus Asset Management managed one CSO, and provides management, consulting and information technology services, among others, to its affiliates pursuant to a Services Agreement with such affiliates. See notes 6, 7 and 8 of these notes to consolidated financial statements for further discussion.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management’s estimates and assumptions are used mainly in estimating the fair value of credit swaps, contingent consideration, investments in securities issued by CLOs and the deferred tax asset valuation.
Cash and Cash Equivalents
The Company’s cash and cash equivalents include interest bearing bank deposits, money market accounts and money market funds. The Company defines cash equivalents as short-term, highly liquid securities and interest earning deposits with maturities at time of purchase of 90 days or less.
Investments
The Company determines the appropriate classification of securities at the time of purchase which are recorded in the consolidated statements of financial condition on the trade date. Debt and equity securities are classified as available-for-sale, held-to-maturity or trading. The Company’s available-for-sale investments primarily include corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit) of Primus Guaranty in the consolidated statements of financial condition. Available-for-sale investments have maturities at time of purchase greater than 90 days. The Company’s held-to-maturity investments include a corporate note and a certificate of deposit and are recorded at amortized cost. Held-to-maturity investments are those securities that the Company has the intent and ability to hold until maturity. Trading account investments are carried at fair value, with unrealized gains or losses included in the “Revenues — Other income (loss)” caption in the consolidated statements of operations.
Restricted Cash and Investments
Restricted cash represents amounts held by a counterparty as security for credit swap contracts. Restricted investments are comprised of a held-to-maturity corporate note issued by a counterparty as security for credit swap contracts, which is scheduled to mature in March 2013 and the Company’s investments in securities issued by CLOs, classified as a trading account investment. The accounting for restricted investments is consistent with the Investments section noted above. As of December 31, 2010, the Company’s consolidated financial statements include $138.5 million of restricted cash and investments.
Interest Income
The Company earns interest income on its cash and cash equivalents and investments. Interest income is accrued as earned.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Other Income (Loss)
Other income (loss) includes foreign currency revaluation losses and realized and unrealized gains or losses on trading account securities and management fees.
Credit Swaps
Credit swaps include single name, tranches and CDS on ABS, which are over-the-counter (“OTC”) derivative financial instruments and are recorded at fair value. Obtaining the fair value for such instruments requires the use of management’s judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gain or loss on credit swaps. See note 5 of these notes to consolidated financial statements for further discussion on fair value and valuation techniques.
Net credit swap revenue (loss) as presented in the consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps before their stated maturity, realized losses on credit events and premium income or expense. Premiums are recognized as income as they are earned over the life of the credit swap transaction.
Foreign Currency Translation
Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents at exchange rates prevailing on the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, are included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions to U.S. dollar equivalents are reflected in the other income (loss) caption in the consolidated statements of operations.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets were recorded as a result of the CypressTree acquisition in July 2009 and were written-off as a result of the sale of CypressTree in 2010. See note 6 of these notes to consolidated financial statements for further discussion.
Fixed Assets
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
Variable Interest Entities and CLOs
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The Company is required to consolidate the VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary of the VIE is the party that has both the power to direct the activities and an obligation to absorb losses or the right to receive benefits that could be potentially significant to a VIE.
The Company may be involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities and derivative instruments that may be considered variable interests. Transactions associated with these entities include structured financing arrangements, including CLOs.
The Company’s primary involvement with VIEs was through activities of Primus Asset Management and its former subsidiary, CypressTree, a manager for CLOs, and also earned asset management fees, subject to the terms of each collateral management agreement. The Company had no contractual obligation to fund or provide other support to any CLO.
See notes 6 and 8 of these notes to consolidated financial statements for further discussion of the Company’s divestiture of its CLO asset management business.
Contingent Consideration from the Buyer of CypressTree
The Company has made an accounting policy election to measure the contingent consideration from the buyer of Cypress at fair value. The Company remeasures the contingent consideration from the buyer at each reporting period at fair value. The changes in fair value are recorded in the discontinued operations caption in the consolidated statements of operations.
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
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on the estimated fair value of share options, performance shares, restricted shares and share units. During 2009 and 2008, such compensation expense was determined on the date of grant and was being expensed on a straight-line method over the related vesting period of the entire award. During the fourth quarter of 2010, the Company classified certain share awards to a share-based liability plan, which requires those share awards to be remeasured at fair value at each reporting period until settlement. As a result of this reclassification, the Company elected to use the accelerated expense recognition method for these awards that are subject to graded vesting based on a service condition. Under this method, expense is recorded on a straight-line method for each separately vesting portion of the award, as if the award was, in-substance multiple awards. During the fourth quarter of 2010, the Company made payments of $1.1 million to settle share awards under this share-based liability plan. See note 16 of these notes to consolidated financial statements for further discussion.
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Performance shares with a market condition are amortized over the estimated expected term derived from the model. Share-based compensation expense is included in compensation and employee benefits in the consolidated statements of operations.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC” or “Codification”) which becomes the source of authoritative GAAP recognized by the FASB. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of the U.S. federal securities law are also sources of authoritative GAAP for SEC registrants. This guidance, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, was adopted by the Company on July 1, 2009. As of the effective date, the Codification supersedes all pre-existing non-SEC accounting and reporting standards. Under the Codification, the FASB now issues new standards in the form of Accounting Standards Updates (“ASUs”).
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
Impact of Adoption of ASC Topic 810, Consolidation
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which modified the previous analysis required to determine whether an enterprise is a primary beneficiary of VIEs. Upon adoption, the Company determined that it was the primary beneficiary of the CLOs managed by Primus Asset Management and CypressTree and consolidated those CLOs into its financial statements commencing on January 1, 2010. The consolidation of these CLOs resulted in an increase for the Company in total assets of $2.5 billion, an increase in total liabilities of $2.3 billion and an increase to total shareholders’ equity of $266 million on January 1, 2010. The $266 million increase in shareholders’ equity was not available to the common shareholders of Primus Guaranty.
Upon the divestiture of the CLO asset management business, which included the sale of CypressTree on December 1, 2010, the Company determined that it is no longer the primary beneficiary of the CLOs and deconsolidated the CLOs. As a result, the Company recorded an adjustment of $204.5 million, representing the carrying amount of the noncontrolling interests in the CLOs in the caption Appropriated Retained Earnings from CLO Consolidation on the Consolidated Statements of Equity. During the period from January 1, 2010 to December 1, 2010, the net loss from standalone CLO operations, attributable to non-parent interests was $61.2 million, which is included in the loss from discontinued operations in the consolidated statements of operations. See notes 6, 7 and 8 of these notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
3. Investments
The following tables summarize the composition of the Company’s investments at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$284,090	$3,378	$(311)	$287,157
ABS bonds	1,392	266	—	1,658

Total available-for-sale	285,482	3,644	(311)	288,815

Held-to-maturity:
Certificate of deposit	170	—	—	170

Total held-to-maturity	170	—	—	170

Total investments	$285,652	$3,644	$(311)	$288,985

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$271,809	$1,784	$(662)	$272,931
Collateralized loan obligations	203	1,062	—	1,265
ABS bonds	84	—	(5)	79

Total available-for-sale	272,096	2,846	(667)	274,275

Held-to-maturity:
Certificate of deposit	169	—	—	169

Total held-to-maturity	169	—	—	169

Total investments	$272,265	$2,846	$(667)	$274,444

As of December 31, 2010, all of the Company’s investments in corporate debt securities will mature before December 31, 2014. The ABS bonds are estimated to mature between 2011 and 2034, although the actual maturity may differ.
The Company’s investments in securities issued by CLOs were previously classified as available-for-sale and in December 2010 were reclassified as restricted trading investments. As of December 31, 2010, the Company had restricted investments classified under restricted cash and investments, which were comprised of a corporate note issued by a counterparty and the Company’s investments in securities issued by CLOs. At December 31, 2010, the carrying amounts of these restricted investments were $43.9 million.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$78,053	$(311)	$—	$—	$78,053	$(311)

Total	$78,053	$(311)	$—	$—	$78,053	$(311)

	December 31, 2009
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$121,983	$(405)	$2,248	$(257)	$124,231	$(662)
ABS bonds	79	(5)	—	—	79	(5)

Total	$122,062	$(410)	$2,248	$(257)	$124,310	$(667)

The Company makes an assessment to determine whether unrealized losses reflect declines in value of securities that are other-than-temporarily impaired. The Company considers many factors, including the length of time and significance of the decline in fair value of the investment; the intent to sell the investment or if it is more likely than not it will be required to sell the investment before recovery in fair value; recent events specific to the issuer or industry; credit ratings and asset quality of collateral structure; and any significant changes in estimated cash flows of the investment. If the Company, based on its evaluation, determines that the credit related impairment is other-than-temporary, the carrying value of the security is written down to fair value and the unrealized loss is recognized through a charge to earnings in the consolidated statements of operations. During the years ended December 31, 2010 and 2009, the Company recognized net realized gains of $2.9 million and $0.3 million, respectively, from the sale of corporate debt securities.
During the years ended December 31, 2010 and 2009, it was determined that there were no credit related impairment losses on investments.
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Single name credit swaps are derivative transactions that obligate one party to the transaction (the “Seller”) to pay an amount to the other party to the transaction (the “Buyer”) should an unrelated third party (the Reference Entity), specified in the contract be subject to a defined credit event. The amount to be paid by the Seller following adoption of an industry-wide auction protocol generally will be the difference between the current market value of a defined obligation of the Reference Entity and the notional amount of the transaction (called cash settlement). In certain cases, the Seller may elect to purchase the defined obligation of the Reference Entity in the auction or otherwise and hold such obligation seeking to achieve a greater recovery than implied by such auction. In exchange for taking the risk of the contract, the Seller will receive a fixed premium for the term of the contract (or until the occurrence of a defined credit event). The fixed premium generally is paid quarterly in arrears over the term of the transaction. Premium income is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss). When the Company purchases credit swaps from its counterparties, the Company pays fixed premiums over the term of the contract. Premium expense is recognized ratably over the life of the transaction as a component of net credit swap revenue (loss).
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
The Company may elect to terminate a credit swap before its stated maturity in one of two ways. The Company may negotiate an agreed termination with the original counterparty (an unwind). Alternatively, the Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and as a realization of accrued premiums in the period in which the termination occurs. See below for further discussion of Primus Financial’s credit events and terminations of credit swaps transactions.
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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
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
Concentration Risk by Counterparties
One individual counterparty generated greater than 10% of the Company’s consolidated net premium revenue in each of the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, no individual counterparty generated greater than 10% of the Company’s consolidated net premium revenue.
The Company’s single largest counterparty and five largest counterparties as measured by total notional represented approximately 17% and 50%, respectively, of the Company’s credit swap portfolio at December 31, 2010. The Company’s single largest counterparty and five largest counterparties as measured by total notional represented approximately 12% and 43%, respectively, of the Company’s credit swap portfolio at December 31, 2009.
Net Credit Swap Revenue (Loss)
The following table presents the components of net credit swap revenue (loss) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net premium earned	$58,100	$85,116	$102,515
Net realized losses on credit swaps	(86,884)	(113,077)	(161,957)
Net unrealized gains (losses) on credit swaps	296,540	1,483,763	(1,629,430)

Total net credit swap revenue (loss)	$267,756	$1,455,802	$(1,688,872)

Net realized losses in the table above are reduced by realized gains and include gains and losses on terminated credit swaps sold and losses on credit events.
Credit Events and Terminations of Credit Swaps
The following table presents the components of net realized losses recorded by Primus Financial related to risk mitigation transactions, terminations of credit swaps and credit events for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net realized losses on single name credit swaps	$(40,281)	$(68,590)	$(150,469)
Net realized losses on CDS on ABS	(4,597)	(34,540)	(12,216)
Net realized losses on tranche	(42,006)	(9,947)	—

Total net realized losses	$(86,884)	$(113,077)	$(162,685)

Net realized losses on credit swaps sold were $86.9 million, $113.1 million and $162.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Realized losses for the year ended December 31, 2010 included a payment of $17.5 million payment to Lehman Brothers Special Financing Inc. (“LBSF”) to terminate and settle all outstanding claims and credit swap transactions with LBSF as discussed below, a payment of $35.0 million to a single counterparty relating to the termination of three tranche transactions, payments of $29.2 million to terminate single name credit swaps referencing Ambac Financial Group, Inc. and MBIA Inc., a payment of $6.7 million in settlement of a credit event on a reference entity in a tranche transaction and payments of $1.8 million in settlement of credit events on the CDS on ABS portfolio. Primus Financial realized a gain of approximately $3.6 million relating to the settlement of a credit event on a Reference Entity on which it had purchased single name credit swap protection.
Realized losses of $113.1 million for the year ended December 31, 2009 primarily related to payments to three counterparties for portfolio repositioning transactions, payments for credit events on three Reference Entities and realized losses on the CDS on ABS portfolio.
Realized losses of $162.7 million for the year ended December 31, 2008 primarily related to payments for credit events on four Reference Entities and realized losses on the CDS on ABS portfolio.
Lehman Brothers Special Financing Inc.
Primus Financial had entered into credit swap transactions with LBSF, pursuant to an ISDA Master Agreement. At the time of these transactions, LBSF was an indirect subsidiary of Lehman Brothers Holdings Inc. (“LBH”), and LBH was the credit support provider under these transactions. During and subsequent to the end of the third quarter of 2008, LBSF suffered a number of events of default under the ISDA Master Agreement, including bankruptcy, failure to pay premiums when due and bankruptcy of its credit support provider. Primus Financial did not designate any early termination date under the ISDA Master Agreement, and accordingly, continued the credit swap agreements, which referenced approximately $1.1 billion of underlying reference obligations. Included in these credit swaps were five reference entities referencing $66 million of obligations of which credit events had occurred prior to and after the LBSF and LBH bankruptcy events. Under relevant accounting standards, Primus Financial continued to carry outstanding credit swaps at their fair value. LBSF was obligated to pay premiums on its credit swap transactions from the third quarter of 2008 until the third quarter of 2010, but had failed to do so.
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
Credit Swap Portfolio Information
The tables below summarize, by Standard & Poor’s Ratings Services (“S&P”) credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or (loss) for fair values of credit swap transactions outstanding as of December 31, 2010 and 2009 (in thousands). If a Reference Entity is not rated by S&P, an equivalent credit rating is obtained from another Nationally Recognized Statistical Rating Organization, if available. Transactions with LBSF as of December 31, 2009 are included in the following tables and are noted as with a non rated counterparty.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$55,143	$(144)	$347,963	$(5,765)
AA	1,137,217	(8,776)	1,449,137	(7,442)
A	2,831,049	(8,407)	5,656,180	(11,217)
BBB	1,946,885	(1,094)	4,730,878	(8,438)
BB	231,167	(359)	598,908	(16,584)
B	66,691	(886)	189,284	(2,726)
CCC	40,000	(638)	85,000	(8,864)
CC	—	—	213,087	(106,143)
D	—	—	41,000	(21,868)
Non rated	302,819	(57,286)	56,482	(628)

Total	$6,610,971	$(77,590)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AAA	$2,650,000	$(168,627)	$1,575,000	$(120,112)
AA	450,000	(49,035)	1,275,000	(122,406)
A	300,000	(30,390)	—	—
BBB	300,000	(22,193)	750,000	(103,601)
BB	50,000	(5,175)	100,000	(12,997)
B	—	—	100,000	(17,373)
CCC	—	—	200,000	(45,393)
C	—	—	100,000	(53,802)
Non rated	43,317	(19,373)	—	—

Total	$3,793,317	$(294,793)	$4,100,000	$(475,684)

CDS on ABS:
BBB	$736	$(358)	$3,682	$(2,880)
B	—	—	5,000	(4,357)
CCC	18,000	(15,794)	13,000	(10,534)
CC	5,000	(4,683)	10,000	(8,989)

Total	$23,736	$(20,835)	$31,682	$(26,760)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements

	December 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Purchased-Single Name:
A	$(4,120)	$60	$(4,120)	$25
CC	—	—	(4,040)	2,396

Total	$(4,120)	$60	$(8,160)	$2,421

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$1,675,212	$(5,970)	$3,263,322	$(25,340)
A	4,935,759	(71,620)	8,888,189	(136,293)
Non rated	—	—	1,216,408	(28,042)

Total	$6,610,971	$(77,590)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche:
AA	$1,843,317	$(147,723)	$1,850,000	$(199,745)
A	1,500,000	(98,034)	1,800,000	(210,057)
BBB	450,000	(49,036)	450,000	(65,882)

Total	$3,793,317	$(294,793)	$4,100,000	$(475,684)

CDS on ABS:
A	$23,736	$(20,835)	$26,682	$(22,380)
Non rated	—	—	5,000	(4,380)

Total	$23,736	$(20,835)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name:
A	$(4,120)	$60	$(8,160)	$2,421

Total	$(4,120)	$60	$(8,160)	$2,421

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty (including transactions with LBSF as of December 31, 2009), as of December 31, 2010 and 2009 (in thousands).

	December 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$2,429,477	$(57,512)	$6,836,087	$(161,513)
Europe	3,834,494	(17,814)	5,869,832	(24,249)
Asia-Pacific	317,000	(2,065)	522,000	(3,714)
Others	30,000	(199)	140,000	(199)

Total	$6,610,971	$(77,590)	$13,367,919	$(189,675)

By Counterparty:
North America	$2,649,509	$(13,665)	$6,359,144	$(76,784)
Europe	3,924,462	(63,603)	6,891,775	(111,894)
Asia-Pacific	37,000	(322)	117,000	(997)

Total	$6,610,971	$(77,590)	$13,367,919	$(189,675)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(31,442)	$600,000	$(47,099)
Europe	3,193,317	(263,351)	3,500,000	(428,585)

Total	$3,793,317	$(294,793)	$4,100,000	$(475,684)

CDS on ABS
By Reference Entity:
North America	$23,736	$(20,835)	$31,682	$(26,760)

Total	$23,736	$(20,835)	$31,682	$(26,760)

By Counterparty:
North America	$13,736	$(12,038)	$21,682	$(18,830)
Europe	10,000	(8,797)	10,000	(7,930)

Total	$23,736	$(20,835)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$(4,120)	$60	$(8,160)	$2,421

Total	$(4,120)	$60	$(8,160)	$2,421

By Counterparty:
Europe	$(4,120)	$60	$(8,160)	$2,421

Total	$(4,120)	$60	$(8,160)	$2,421

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The table below shows the distribution of the credit swap portfolio (including transactions with LBSF as of December 31, 2009), by year of maturity as of December 31, 2010 and 2009 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	December 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2010	$—	$—	$5,435,860	$(24,057)
2011	2,261,170	(57,836)	2,510,612	(101,066)
2012	3,659,132	(22,212)	4,394,718	(69,285)
2013	690,669	2,458	1,026,729	4,733

Total	$6,610,971	$(77,590)	$13,367,919	$(189,675)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(5,117)	$375,000	$(13,350)
2013	93,317	(24,548)	200,000	(71,175)
2014	3,325,000	(265,128)	3,525,000	(391,159)

Total	$3,793,317	$(294,793)	$4,100,000	$(475,684)

CDS on ABS
Estimated Year of Maturity
2010	$—	$—	$10,000	$(8,989)
2011	18,000	(16,000)	16,682	(14,199)
2012	5,000	(4,477)	5,000	(3,572)
2020	736	(358)	—	—

Total	$23,736	$(20,835)	$31,682	$(26,760)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$(4,120)	$60	$(8,160)	$2,421

Total	$(4,120)	$60	$(8,160)	$2,421

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
The fair value of the credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk as discussed below. In addition, investments in securities issued by CLOs, ABS bonds, contingent consideration payments to the sellers of CypressTree and contingent consideration from the buyer of CypressTree are categorized within Level 3. The contingent consideration payments are included in other liabilities in the consolidated statements of financial condition. The contingent consideration from the buyer of CypressTree is included in other assets in the consolidated statements of financial condition.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
A description of the valuation techniques applied to the Company’s assets and liabilities measured at fair value follows.
Valuation Techniques — Credit Swaps
The fair value of the credit swap portfolio of single name credit swaps, tranches and CDS on ABS, depends upon a number of factors, including:
•	The contractual terms of the swap contract, which include the Reference Entity, the notional value, the maturity, the credit swap premium and the currency of the swap.

•	Current market data, including credit swap premium levels pertinent to each Reference Entity, estimated recovery rates on Reference Entities, market interest rates, foreign exchange rates, an estimate of mid-market prices to exit prices, and for tranche transactions, estimates of the correlation of the underlying Reference Entities within each tranche transaction.

•	Valuation models are used to derive a fair value of credit swaps.

•	Consideration of the Company’s own nonperformance risk, as well as the credit risk of credit swap counterparties. ASC Topic 820, Fair Value Measurements and Disclosures, requires that nonperformance risk be considered when determining the fair value of credit swaps.

•	Estimates of fair values of credit swaps from third-party valuation services and/or credit swap counterparties.
In general, the most significant component of the credit swap valuation is the difference between the contractual credit swap premium on the credit swaps transacted and the comparable current market premium. The valuation process the Company uses to obtain fair value is described below:
•	For single name credit swaps, the valuation model uses mid-market credit swap premium data obtained from an independent provider. The independent provider obtains mid-market credit swap premium quotes from a number of dealers in the credit swap market across a range of standard maturities and restructuring terms, and computes composite credit swap premium quotes on specific Reference Entities, where available. When quotes are not available, management uses observable market data on comparable Reference Entities. The inputs to the valuation model include: current credit swap premium quotes on the Reference Entities, estimated recovery rates on each Reference Entity, current interest rates and foreign exchange rates. The Company adjusts the independent mid-market credit swap premium quotes to derive exit price valuations.
•	For tranche credit swaps, a mid-market valuation is calculated for each tranche transaction using a tranche valuation model. The inputs to the tranche valuation model include: current credit swap premium quotes obtained from an independent provider on the Reference Entities within the tranche, estimated recovery rates on the Reference Entities within the tranche, current market interest rates and correlation levels derived from credit swap indices. The mid-market valuations obtained from the model are adjusted to estimated exit price valuations.
•	For CDS on ABS, exit price valuations are obtained from an independent provider and compared against quotes from credit swap counterparties where available.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Valuation Techniques — Other Financial Instruments
The Company uses the following valuation techniques to determine the fair value of its other financial instruments:
•	For cash and cash equivalents, which include deposits in banks, money market accounts and money market funds, the fair value of these instruments is based upon quoted market prices. The Company does not adjust the quoted price for such instruments.
•	For U.S. government agency obligations, commercial paper and corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third-party quotes.
•	For the interest rate swap, the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to a third-party quote.
•	For the ABS, the fair value is based upon a valuation from an independent valuation service, which estimates the value of the bond by utilizing a valuation model. This model incorporates projected cash flows, utilizing default, prepayment, recovery and interest rate assumptions.
•	For the investments in securities issued by CLOs, the fair value is based upon a valuation model which includes observable inputs, where available. The model calculates the present value of expected cash flows using estimates of key portfolio assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risk involved.
•	For the contingent consideration from the buyer of CypressTree, the contingent consideration to the sellers of CypressTree and the Company’s investments in securities issued by CLOs, the fair value is based upon a valuation model which discounts the projected future cash fees and distributions for each CLO. Significant inputs to the valuation model include the fee structure of the CLO, estimates related to loan default rates, recoveries, discount rates and an estimate of the risk of forfeiture of collateral management.
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
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value in the consolidated statements of financial condition as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$456,498	$906,382
Nonperformance risk adjustments	(61,334)	(214,477)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$395,164	$691,905

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue (loss) in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net credit swap revenue (loss) without nonperformance risk adjustments	$420,899	$2,494,940	$(2,942,487)
Nonperformance risk adjustments	(153,143)	(1,039,138)	1,253,615

Net credit swap revenue (loss) after nonperformance risk adjustments	$267,756	$1,455,802	$(1,688,872)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Quoted Prices
	in	Significant		Total
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Cash and cash equivalents	$177,736	$—	$—	$177,736
Investments	—	287,157	1,658	288,815
Restricted investments	—	—	6,114	6,114
Unrealized gain on credit swaps	—	—	2,006	2,006
Other assets	—	2,602	8,957	11,559

Total Assets	$177,736	$289,759	$18,735	$486,230

Liabilities
Unrealized loss on credit swaps	$—	$—	$395,164	$395,164
Other liabilities			5,148	5,148

Total Liabilities	$—	$—	$400,312	$400,312

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

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Level 3 Assets and Liabilities Reconciliation Tables
Level 3 Assets
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended				Year Ended
	December 31, 2010				December 31, 2009
	Unrealized				Unrealized
	Gain on				Gain on
	Credit		Restricted		Credit
	Swaps	Investments	Investments	Other Assets	Swaps	Investments
Balance, beginning of period	$2,207	$1,344	$—	$—	$—	$4,736
Realized gains	—	—	—	—	—	2,063
Unrealized gains (losses)	(201)	452	6,114	—	2,207	1,056
Purchases, sales, issuances and settlements	—	(138)	—	8,957	—	(6,511)

Balance, end of period	$2,006	$1,658	$6,114	$8,957	$2,207	$1,344

Realized and unrealized gains and losses on Level 3 assets (unrealized gain on credit swaps) are included in “Net credit swap revenue (loss)” in the consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Unrealized gains and losses on Level 3 (investments) are recorded in “Accumulated other comprehensive income (loss)”, which is a component of “Shareholders’ equity (deficit) of Primus Guaranty, Ltd.” in the consolidated statements of financial condition.
Unrealized gains on Level 3 assets (restricted investments) are included in “Loss from discontinued operations” caption in the consolidated statements of operations.
Unrealized gains on Level 3 assets (other assets) are included in “Loss from discontinued operations” caption in the consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Level 3 Liabilities
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	Unrealized		Unrealized
	Loss on	Other	Loss on	Other
	Credit Swaps	Liabilities	Credit Swaps	Liabilities
Balance, beginning of period	$(691,905)	$(5,470)	$(2,173,461)	$—
Realized losses	86,884	—	113,077	—
Unrealized gains (losses)	209,857	322	1,368,479	(2,828)
Purchases, sales, issuances and settlements	—	—	—	(2,642)

Balance, end of period	$(395,164)	$(5,148)	$(691,905)	$(5,470)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in “Net credit swap revenue (loss)” in the consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Unrealized losses on Level 3 liabilities (other liabilities) are included in “Loss from discontinued operations” caption in the consolidated statements of operations.
Financial Instruments Not Carried at Fair Value
The Company’s long-term debt is recorded at historical amounts. At December 31, 2010, the outstanding balance and fair value of the 7% Senior Notes were $90.4 million and $71.3 million, respectively. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price.
At December 31, 2010 and 2009, the carrying value of Primus Financial’s subordinated deferrable interest notes was $122.8 million and $147.6 million, respectively. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no current market activity of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.56% and 3.64% for the years ended December 31, 2010 and 2009, respectively, with the first maturity date on such notes scheduled in June 2021.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Fair Value Option
Effective January 1, 2008, ASC Topic 825, Financial Instruments, provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. ASC Topic 825, Financial Instruments, permits the fair value option election on an instrument by instrument basis at initial recognition of an eligible asset or eligible liability, that otherwise might not be accounted for at fair value under other accounting standards. Upon adoption of ASC Topic 825, Financial Instruments, as of the effective date, the Company did not elect the fair value option on any of its existing eligible financial assets and liabilities.
Effective January 1, 2010, upon consolidation of the CLOs under management, the Company elected fair value option treatment under ASC Topic 825-10-25 to measure the CLO loans (including unfunded loan commitments) and securities and the CLO notes. The Company determined that measurement of the CLO notes issued by CLOs at fair value better correlates with the value of the CLO loans and securities held by CLOs, which are held to provide the cash flows for the note obligations. Upon consolidation of the CLOs, the difference between the fair value amounts of the CLO assets and CLO liabilities was recorded in appropriated retained earnings from CLO consolidations as a cumulative effect adjustment. Effective December 1, 2010, the CLOs under management were deconsolidated.
6. CypressTree Acquisition and Subsequent Divestiture
Acquisition
On July 9, 2009, Primus Asset Management acquired 100% of the limited liability partnership interests of CypressTree. CypressTree managed leveraged loans and high yield bonds in a variety of investment products, including CLOs, CSOs and separately managed accounts. Primus Asset Management acquired CypressTree with the intent of expanding its asset management business. CypressTree operated as a wholly owned subsidiary of Primus Asset Management.
The total purchase price consideration for this acquisition was approximately $9.3 million, which consisted of cash paid at closing of $3.2 million, a deferred payment of approximately $3.9 million due one year from the acquisition date, subject to terms of the agreement and an estimated fair value of $2.2 million of contingent consideration to the sellers, based on a fixed percentage of certain future management fees earned through 2015. The contingent consideration is recorded in Other liabilities on the consolidated statements of financial condition.
At December 31, 2009, the Company remeasured the contingent consideration to the sellers and increased it to $4.7 million. The change was primarily due to revised estimates of future management fees, which was recorded in other expense in the consolidated statements of operations. During 2010, the Company paid the sellers approximately $1.4 million related to the contingent consideration. There was no cash paid to the sellers during 2009 related to the contingent consideration. At December 31, 2010, the Company remeasured the contingent consideration and adjusted it to $3.7 million. The change was primarily attributable to revised estimates of future management fees. The future undiscounted cash flows at December 31, 2010 and 2009 were $4.9 million and $7.4 million, respectively, related to the contingent consideration.
The CypressTree acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price consideration was allocated to assets and liabilities based on their estimated fair value at acquisition date. The excess of the purchase price consideration over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $3.9 million represented the anticipated value from the combination of CypressTree and Primus asset management platforms, including economies of scale and depth of business relationships. Goodwill is not amortized but is reviewed annually for impairment or more frequently if impairment indicators arise in accordance with ASC Topic 350, Intangibles — Goodwill and Other. All goodwill related to this acquisition is expected to be deductible for income tax purposes. The Company also recorded approximately $3.6 million of management contract rights, $0.8 million of non-compete agreements and net tangible assets of $1.0 million. The $3.6 million of management contract rights and $0.8 million of non-compete agreements are amortized under the straight-line method over their estimated useful lives of 10.5 years and 3 years, respectively. The results of operations for CypressTree were included in the accompanying consolidated statements of operations from the acquisition date through December 1, 2010. See Divestiture below for further discussion.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Divestiture
On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree. In connection with the sale of CypressTree, the Company recorded $9.1 million of contingent consideration from the buyer in other assets, which is primarily based on estimated future cash flows on certain management fees, subject to the terms of the agreement. In addition, the Company wrote-off approximately $3.9 million of goodwill; the remaining unamortized other intangible assets of $3.5 million and sold one of its investments in CLOs of $0.2 million. The sale of CypressTree resulted in a net gain of $0.1 million, which is included in the loss from discontinued operations in the consolidated statements of operations. The Company incurred approximately $1.6 million of legal and advisory fees in connection with the sale of CypressTree, which is included in the net gain on sale. The contingent consideration to the sellers of CypressTree was not included in the sale, and accordingly, has remained with the Company.
See note 7 Discontinued Operations, of notes to these consolidated financial statements for further discussion. As a result of the sale of CypressTree, the results of operations for CypressTree were reclassified as discontinued operations in the accompanying consolidated statements of operations for all periods presented from the date of acquisition on July 9, 2009 through the date of sale on December 1, 2010.
7. Discontinued Operations
On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree to a third party. The results of the CLO asset management business have been reclassified as discontinued operations for all periods presented.
Discontinued operations primarily consist of the fee revenues and operating expenses of the CLO asset management business, together with the operating results of the standalone CLOs for the period from January 1, 2010 through December 1, 2010. The operating results of the standalone CLOs were consolidated into the Company’s financial statements as a result of the Company’s adoption of ASC Topic 810, Consolidation, on January 1, 2010. Upon the divestiture of the CLO asset management business, which included the sale of CypressTree on December 1, 2010, the Company determined that it is no longer the primary beneficiary of the CLOs and deconsolidated the CLOs. The operating results of the standalone CLOs are identified as discontinued operations attributable to non-parent interest in CLOs in the Company’s consolidated statements of operations. In addition, the gain on the sale is included in discontinued operations.
In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the buyer of CypressTree. This income will be recorded in the discontinued operations caption in the consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following table represents the computation of the net gain on the sale of CypressTree as of December 1, 2010 (in thousands):

Consideration from buyer:
Contingent consideration from buyer	$9,092
Receivable from buyer	294

Total consideration from buyer	9,386

Net assets sold or written-off:
Investment in securities issued by CLO	(204)
Goodwill	(3,922)
Intangible assets, net	(3,537)

Total net assets sold or written-off 2012	(7,663)
Transaction costs	(1,610)

Gain on sale of CypressTree	$113

The following table represents summarized financial information related to discontinued operations as included in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Revenues
Asset management and advisory fees	$12,396	$4,561	$3,427
Interest income	1,225	62	1,103
Impairment loss on investments	—	(761)	(11,896)
Other income (loss)	8,396	—	—
Gain on sale of CypressTree	113	—	—
Net CLO loss	(91,427)	—	—
CLO interest income, net	48,256	—	—

Total revenues	(21,041)	3,862	(7,366)

Expenses
Compensation and employee benefits	4,046	2,544	1,775
Professional and legal fees	565	835	—
Restructuring costs	3,862	—	—
Other	2,047	3,904	399
CLO expenses	18,003	—	—

Total expenses	28,523	7,283	2,174

Loss before provision (benefit) for income taxes and loss attributable to non-parent interests in CLOs	(49,564)	(3,421)	(9,540)
Provision (benefit) for income taxes	(20)	1	—

Loss from discontinuing operations, net of tax	(49,544)	(3,422)	(9,540)
Loss from discontinued operations attributable to non-parent interests in CLOs	(61,174)	—	—

Income (loss) attributable to common shares	$11,630	$(3,422)	$(9,540)

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Net CLO loss noted above in the table includes realized and unrealized gains or losses on loans and securities in the CLOs and realized and unrealized losses on CLO notes. Net CLO loss of $(91.4) million represents the operations of the standalone CLOs from January 1, 2010 to December 1, 2010.
8. Restructuring
The Company made significant reductions in its workforce and operating infrastructure in the fourth quarter of 2010 as a consequence of its decision to divest the CLO asset management business and focus management’s efforts on the amortization of Primus Financial’s credit swap portfolio. In total, the Company incurred restructuring costs of $12.0 million, of which $8.1 million was included in income from continuing operations for the year ended December 31, 2010. The restructuring costs comprised mainly of employee severance and accelerated share-based compensation expenses, costs associated with the write-off of fixed assets and office lease terminations.
At December 31, 2010, the balance of the restructuring liabilities was approximately $3.7 million, which primarily consisted of $2.6 million of accrued payments for employee termination benefits and $1.1 million related to the termination of CypressTree’s office lease.
9. Fixed Assets
Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of three to five years, and leasehold improvements which were amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. At December 31, 2010 and 2009, fixed assets consist of the following (in thousands):

	December 31,
	2010	2009

Asset category
Furniture and fixtures	$20	$1,247
Computers	140	1,049
Office and telephone equipment	4	192
Leasehold improvements	—	2,043

	164	4,531
Less accumulated depreciation and amortization	71	2,693

Total fixed assets	$93	$1,838

The Company recorded depreciation and amortization expense of approximately $0.6 million, $1.3 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, the Company disposed of assets of approximately $1.2 million, which was primarily charged to restructuring costs in the consolidated statements of operations. During 2009, as a result of carrying fully amortized software costs, the Company removed software costs of approximately $15.1 million along with the corresponding accumulated amortization. During 2009 and 2008, based on the Company’s review of its software costs and operating processes and technology contracts, the Company wrote-off approximately $0.8 million and $1.1 million, respectively, of capitalized software costs. The above write-off amounts are charged to the consolidated statements of operations and are included in the “other expense” caption.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
10. Long-Term Debt
The following table represents the components of the Company’s long-term debt (in thousands):

	December 31,
	2010	2009

Primus Guaranty, Ltd. issuer:
7% Senior Notes, due 2036	$90,426	$94,613
Fair value adjustment of interest rate swap related to hedged debt	2,602	1,838

Primus Financial issuer:
$125 million Subordinated Deferrable Interest Notes, due 2021	76,600	97,300
$75 million Subordinated Deferrable Interest Notes, due 2034	46,200	50,300

Total long-term debt	$215,828	$244,051

The following table represents the components of the Company’s net gain on the retirement of long-term debt and debt repurchase program for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

7% Senior Notes, due 2036:
Principal purchased	$4,187	$15,109	$15,278
Cost of purchase and retirement of debt	(2,986)	(6,438)	(5,057)
Write-off of unamortized issuance costs	(133)	(498)	(505)

Net gain on retirement of long-term debt	1,068	8,173	9,716

$125 million Subordinated Deferrable Interest Notes, due 2021:
Principal purchased	$20,700	$27,700	$—
Cost of purchase and retirement of debt	(13,239)	(8,208)	—
Write-off of unamortized issuance costs	(256)	(342)	—

Net gain on retirement of long-term debt	7,205	19,150	—

$75 million Subordinated Deferrable Interest Notes, due 2034:
Principal purchased	$4,100	$24,700	$—
Cost of purchase and retirement of debt	(2,451)	(8,548)	—
Write-off of unamortized issuance costs	(56)	(324)	—

Net gain on retirement of long-term debt	1,593	15,828	—

Total net gain on retirement of long-term debt	$9,866	$43,151	$9,716

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
7% Senior Notes
On December 27, 2006, Primus Guaranty, Ltd. issued 7% Senior Notes, which mature in December 2036. The 7% Senior Notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The 7% Senior Notes are also subordinated to all liabilities of Primus Guaranty’s subsidiaries. The 7% Senior Notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the 7% Senior Notes is payable quarterly. In connection with the issuance of the 7% Senior Notes, the Company incurred approximately $4.5 million in capitalized debt issuance costs, which are amortized over the life of the debt. At December 31, 2010 and 2009, the fair value of the 7% Senior Notes was approximately $71.3 million and $51.4 million, respectively.
$125 million Subordinated Deferrable Interest Notes
On December 19, 2005, Primus Financial issued in aggregate $125 million of subordinated deferrable interest notes, consisting of $75 million of Series A notes and $50 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims and the notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the Series A notes and the Series B notes set every 28 days. The average interest rate on these securities was 3.94% and 4.05% for the years ended December 31, 2010 and 2009, respectively. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $2.0 million in debt issuance costs, which are amortized over the life of the debt.
$75 million Subordinated Deferrable Interest Notes
On July 23, 2004, Primus Financial issued $75 million of subordinated deferrable interest notes that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes set every 28 days. The average interest rate on these securities was 2.85% and 2.89% for the years ended December 31, 2010 and 2009, respectively. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $1.1 million in debt issuance costs, which are amortized over the life of the debt.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”) during 2009 and 2010. At December 31, 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all in rate of 3.39%.
The Company recorded interest expense related to the above aggregate debt of approximately $7.0 million, $9.1 million and $17.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average interest rate on our aggregate long-term debt was 3.10%, 3.42% and 5.28% for the years ended December 31, 2010, 2009 and 2008, respectively.
11. Income Taxes
Primus Guaranty, Ltd. is a Bermuda company. Primus Guaranty, Ltd. believes that it is not involved in the active conduct of a trade or business in the United States. For U.S. tax purposes, Primus Guaranty, Ltd. will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Guaranty, Ltd. has not provided for any federal or state and local income taxes on a standalone basis. However, on a consolidated basis, it has provided for income taxes for certain of its subsidiaries, which are described below. Primus Guaranty, Ltd. was incorporated in Bermuda to domicile itself in a jurisdiction that is internationally recognized as a base for financial companies and in a jurisdiction that has an efficient and predictable corporate tax regime. The Company does not have any full time employees in, nor does the Company lease or own any real property in Bermuda.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Primus Bermuda is a Bermuda company. Primus Bermuda believes that it is not involved in the active conduct of a trade or business in the United States. For U.S. tax purposes, Primus Bermuda will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Bermuda has not provided for any federal or state and local income taxes.
Primus Financial is a limited liability company organized under Delaware law, with the controlling interest being held by Primus Group Holdings, a limited liability company organized under Delaware law and a disregarded entity for U.S. tax purposes. All of the interests in Primus Group Holdings are held by Primus Bermuda. Primus Financial is treated as a partnership for U.S. tax purposes. As a result, all of Primus Financial’s items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. In addition, because Primus Financial’s activities in the United States are confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of Section 864(b) of the U.S. Internal Revenue Code of 1986 (the “Code”). Based on the application of the provisions of Section 864(b) of the Code and the investment nature of its operations, Primus Financial believes that Primus Bermuda, a non- U.S. corporation, will not be subject to U.S. net income taxes with respect to its indirect interest in Primus Financial. Accordingly, Primus Financial, and thus Primus Bermuda, did not provide for any income taxes.
Primus Asset Management has a Services Agreement with its affiliates, whereby Primus Asset Management provides services to its affiliates including, among other things, management, consulting and information technology. Since Primus Asset Management is a U.S. domiciled corporation it is subject to U.S. federal, state and local income taxes on fees received from its affiliates.
Prior to entering into the voluntary liquidation process, PGUK had a Services Agreement with its affiliates, whereby PGUK provided services to its affiliates including marketing to and maintaining relationships with counterparties. Since PGUK is a United Kingdom domiciled corporation it is subject to United Kingdom Corporation Tax on fees received from its affiliates.
On December 1, 2010, the Company completed the sale of CypressTree, a wholly-owned subsidiary of Primus Asset Management that was treated as a disregarded entity for tax purposes. The Company expects that any gain recognized on the transaction, which is treated as a sale of assets for tax purposes, will be fully offset by losses generated by Primus Asset Management.
The significant components of the consolidated provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$4	$36	$—
State/City	(16)	39	50
Foreign	(122)	109	11

Total current	(134)	184	61

Deferred:
Federal	—	—	—
State/City	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$(134)	$184	$61

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The Company’s effective tax rate differs from Bermuda’s applicable tax rate of zero percent mainly as a result of the taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax, at a rate of up to 35%, as well as U.S. state and local taxes, and its U.K. subsidiary, PGUK, which is subject to United Kingdom Corporation Tax at a rate of up to 28%. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax.
A reconciliation of the difference between the provision (benefit)for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2010, 2009 and 2008, is provided below (in thousands):

	Years Ended December 31,
	2010	2009	2008

U.S. federal income tax provision on Primus Asset Management’s taxable income	$4	$36	$—
U.S. state and local tax provision	(16)	39	50
Foreign	(122)	109	11

Total provision (benefit) for income taxes	$(134)	$184	$61

The Company has a net U.S. deferred tax asset of $16.5 million and $12.7 million as of December 31, 2010 and 2009, respectively. The net deferred tax asset is primarily comprised of Primus Asset Management’s net operating losses incurred during 2003 through 2010 and the timing of recognition of book and tax adjustments related to share-based compensation expense. Net operating losses will begin to expire in the year 2023 if not utilized.
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
The components of the net deferred tax asset at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Capitalized and pre-operating formation costs	$—	$12
Share-based compensation	3,253	4,657
Net operating losses	10,274	5,275
Depreciation	1,023	410
Other	2,997	3,597

Gross deferred tax asset	17,547	13,951

Deferred tax liability
Other	1,028	1,296

Gross deferred tax liability	1,028	1,296

Net deferred tax asset	16,519	12,655
Valuation allowance	(16,519)	(12,655)

Net deferred tax asset after valuation allowance	$—	$—

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010	2009

Balance at beginning of period	$12,655	$9,830
Capitalized and pre-operating costs	(12)	12
Share-based compensation	(1,404)	542
Tax depreciation / other	281	2,539
Net operating loss	4,999	(268)

Balance at end of period	$16,519	$12,655

As of December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the consolidated statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the years ended December 31, 2010, 2009 and 2008. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.
Primus Guaranty, Ltd. and certain subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions, which are no longer subject to U.S. federal, state, local and foreign income tax examinations by tax authorities for years before 2007. Primus Guaranty, Ltd. and certain of its subsidiaries were under IRS audit for the tax years 2004 through 2006 but the IRS did not propose any adjustments and the statute of limitations for these years has expired.
12. Preferred Securities of Subsidiary
On December 19, 2002, Primus Financial issued net $100 million of perpetual Floating Rate Cumulative preferred securities (“Perpetual Preferred Securities”) in two series, Series I and Series II. Pursuant to accounting guidance, specific incremental costs directly attributable to the offering of the perpetual preferred securities have been charged against these gross proceeds.
The Company has the right to redeem the perpetual preferred securities after December 19, 2012, in whole or in part, on any distribution date at $1,000 per share plus accumulated and unpaid dividends.
During 2009, Primus Financial purchased $5.5 million in face value of its preferred securities at a cost of $0.9 million.
Distributions on perpetual preferred securities of our subsidiary were $3.2 million, $3.4 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, which are recorded in the consolidated statements of operations. Primus Financial’s perpetual preferred securities are set at the contractually specified rates over LIBOR. The average distribution rate on these securities was 3.35% and 3.54% for the years ended December 31, 2010 and 2009, respectively.
13. Shareholders’ Equity
During the year ended December 31, 2010, the Company purchased and retired approximately 2.1 million of its common shares at an approximate cost of $8.7 million. During the year ended December 31, 2009, the Company purchased and retired approximately 3.4 million of its common shares at an approximate cost of $9.9 million.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
14. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008

Income (loss) from continuing operations, net of tax	$247,006	$1,467,119	$(1,699,964)
Loss from discontinued operations, net of tax	(49,544)	(3,422)	(9,540)
Net income (loss)	197,462	1,463,697	(1,709,504)
Less:
Distributions on preferred securities of subsidiary	3,162	3,417	6,642
Net loss from discontinued operations attributable to non-parent interests in CLOs	(61,174)	—	—

Net income (loss) available to common shares	$255,474	$1,460,280	$(1,716,146)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$6.36	$36.46	$(38.16)
Income (loss) from discontinued operations	$0.30	$(0.08)	$(0.21)

Net income (loss) available to common shares	$6.66	$36.38	$(38.37)

Diluted:
Income (loss) from continuing operations	$6.04	$35.34	$(38.16)
Income (loss) from discontinued operations	$0.29	$(0.08)	$(0.21)

Net income (loss) available to common shares	$6.33	$35.26	$(38.37)

Weighted average common shares outstanding:
Basic	38,361	40,142	44,722
Effect of dilutive instruments:
Restricted share units	2,005	1,272	—

Diluted	40,366	41,414	44,722
For the years ended December 31, 2010, 2009 and 2008, approximately 0.9 million, 1.2 million and 2.7 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
15. Commitments and Contingencies
Leases
At December 31, 2010, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In December 2010, Primus Financial entered into an agreement to sublease approximately 12,000 square feet of this New York office space. At December 31, 2010, the total amount of future rental income to be received under the noncancelable sublease was $3.9 million.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
In addition, the Company previously leased approximately 2,900 square feet of office space in London under a lease that was terminated on December 31, 2010. The Company also leases approximately 13,800 square feet of office space in Boston, Massachusetts, pursuant to a lease, which Primus Asset Management assumed from CypressTree in December 2010. Subsequently, Primus Asset Management agreed to early terminate this lease prior to its scheduled expiration of October 31, 2012 and to vacate the premises no later than May 31, 2011. There are no material restrictions imposed by our lease agreements.
The leases are categorized as operating leases and future gross payments as of December 31, 2010 under the leases are as follows (in thousands):

2011	$2,166
2012	1,156
2013	1,156
2014	1,156
2015	1,157
2016 and thereafter	867

Total	$7,658

The 2011 gross payments included in the table above include $1.1 million recorded in restructuring liabilities in the consolidated statements of financial condition as of December 31, 2010 relating to the termination of the Boston office lease. Rent expense was approximately $2.0 million, $1.9 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
16. Employee Share-Based Compensation Plans
Primus Guaranty has established incentive compensation plans for the benefit of its employees. Share-based compensation expense is included in compensation and employee benefits in the consolidated statements of operations.
The following table represents the components of the Company’s share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Share units	$5,561	$3,290	$3,503
Performance shares	877	743	(291)
Share options	323	512	1,002

Total	$6,761	$4,545	$4,214

The table above excludes share-based compensation expense recorded in restructuring costs and discontinued operations, which was approximately $4.0 million and $1.7 million, respectively, for the year ended December 31, 2010. For the years ended December 31, 2009 and December 31, 2008, the table excludes share-based compensation expense recorded in discontinued operations of $0.2 million and $0.4 million, respectively. See note 7 of these notes to consolidated statements of operations for additional discussion on discontinued operations.
Incentive Compensation Plan
The Incentive Compensation Plan (the “Incentive Plan”) was adopted in 2008, amended in 2009 and again in 2010 and supersedes previous share incentive plans. The Incentive Plan provides for the award of cash-based incentives, as well as share options, performance shares and share units on common shares of Primus Guaranty not to exceed 15,849,213 (which includes awards outside of the Incentive Plan, as well as under the Incentive Plan that are subsequently forfeited, cancelled, terminated or reacquired by the Company). The board of directors delegated to the Compensation Committee decisions regarding the terms and condition of such awards, including the apportionment between types of awards, the employees to whom such awards are to be granted and any performance factors required to earn such awards.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Effective July 29, 2010, the board of directors amended and restated the Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (the “Deferral Plan”) which was originally established effective December 31, 2007. The Deferral Plan permits selected participants in the Incentive Plan to defer distributions associated with their vested share units until the participant separates from service with the Company.
Performance Shares
During 2010 and 2009, the Company granted 410,011 and 475,000 performance shares to employees. The awards specify that vesting will occur upon the share price reaching and maintaining specific prices for 20 trading days within a trailing 30 trading day period. The 2010 performance share grants specified prices ranging from $4.50 to $6.50 and the 2009 performance share grants specified prices ranging from $3.00 to $4.00. The fair value of the performance share units was expensed ratably over the expected time for the market share price measurement to be achieved.
The fair value of the 2010 and 2009 performance share grants are estimated on the date of grant using a Monte Carlo simulation pricing model using the following weighted average assumptions for the periods indicated.

	Years Ended December 31,
	2010	2009
Risk free interest rate	0.20%	1.25%
Volatility	74%	198%
Contractual share term	3 years	3 years
Weighted average fair value of options	$2.76	$1.56
Unvested performance shares as of and for the year ended December 31, 2010 were as follows:

		Weighted
		Average
	Number	Grant date
	of	Fair Value
	Shares	*
Unvested at December 31, 2009	225,000	$1.56
Granted	410,011	$2.76
Vested	(361,668)	$2.08
Forfeited	(34,266)	$2.67

Unvested at December 31, 2010 *	239,077	$4.10

*	During the fourth quarter of 2010 the Company classified performance shares using the share based liability method for accounting. As of December 31, 2010, the Company used a Monte Carlo simulation model to estimate the fair value of the unvested performance shares at $4.10 per share. The following assumptions for the unvested performance grants at December 31, 2010 were used: risk free interest rate of 0.8%, volatility of 47.3% and contractual remaining performance share term of 2.1 years.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Share Units
Share units are awarded to employees based upon the value of the common shares on the date the award is authorized and vest ratably over a three-year period on the anniversary dates of each award, with vesting subject to certain terms including the continued employment of the award recipient. During 2010, 2009 and 2008, the Company granted 1,050,612; 1,853,192 and 1,511,596 share units, respectively, to employees pursuant to the Incentive Plan (and its predecessors, including individual compensation agreements), with a weighted average grant date fair value per share of $3.40, $1.87 and $3.85, respectively.
Unvested share units as of and for the year ended December 31, 2010 were as follows:

		Weighted
		Average
	Number	Grant date
	of	Fair Value
	Shares	*
Unvested at December 31, 2009	2,547,509	$2.70
Granted	1,050,612	$3.40
Vested	(2,879,592)	$2.95
Forfeited	(13,041)	$2.45

Unvested at December 31, 2010 *	705,488	$5.08

*	During the fourth quarter of 2010 the Company classified share units using the share based liability method for accounting. The unvested share units had a weighted average fair value of $5.08 per share as of December 31, 2010.
Share Options
Share options can be awarded to selected employees with individual awards determined by the Chief Executive Officer of the Company, subject to the approval of the Compensation Committee. The Compensation Committee also determines the awards to the executive officers. The options become exercisable ratably over a four-year period on the anniversary date of each award, subject to certain terms including the continued employment of each recipient. The share options expire in seven or ten years from the date of grant.
During 2010, 2009 and 2008, the Company did not grant any share options.
The following table is a summary of the information concerning outstanding and exercisable share options for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	884,564	$11.45	1,225,549	$11.59	1,311,624	$11.61
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(31,875)	$11.25	(340,985)	$11.97	(86,075)	$11.88

Outstanding at end of year	852,689	$11.45	884,564	$11.45	1,225,549	$11.59
Exercisable at end of year	827,689	$11.44	644,908	$11.29	621,451	$11.32

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
The following table summarizes the status of the Company’s share options as of December 31, 2010:

	Options Outstanding				Options Exercisable
		Average	Weighted			Weighted
	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
Range of Exercise	of	Contractual	Exercise	Intrinsic	of	Exercise	Intrinsic
Prices	Shares	Life (Years)	Price	Value	Shares	Price	Value

$6.94	63,125	1.1	$6.94	—	63,125	$6.94	—
$9.76	110,000	1.9	$9.76	—	110,000	$9.76	—
$9.77 - $13.50	679,564	1.1	$12.15	—	654,564	$12.16	—

Total	852,689			—	827,689		—

At December 31, 2010, total unrecognized share-based compensation expense related to unvested share awards was approximately $1.4 million. This share-based compensation expense is expected to be recognized over a weighted average period of 1.5 years.
17. Dividend Restrictions
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
18. Interest Rate Swap Agreement
In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. The interest rate swap is designated as a fair value hedge on the fixed 7% Senior Notes. At December 31, 2010 and 2009, the fair value of the interest rate swap was $2.6 million and $1.8 million, respectively. This amount is included in other assets and the offsetting adjustment to the carrying value of the debt is included in long term debt in the accompanying consolidated statements of financial condition. Payments or receipts on the interest rate swap are recorded in interest expense in the consolidated statements of operations.
19. Subsequent Events
On February 24, 2011, Primus Financial purchased $11.7 million principal amount of its subordinated deferrable interest notes in a privately negotiated transaction. Primus Financial purchased such notes for $8.8 million in cash. The transaction is expected to result in a net realized gain on retirement of long term debt of approximately $2.9 million in the first quarter of 2011.
On March 23, 2011, Primus Financial paid $8.0 million to a counterparty relating to a credit event on CDS on ABS. In connection with the settlement, Primus Financial received asset backed securities with a fair value of approximately $0.1 million.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
20. Quarterly Operating Results (unaudited)

(in thousands)
	First	Second	Third	Fourth
2010:	Quarter	Quarter	Quarter	Quarter
Total net revenues (losses)	$196,362	$(288,783)	$227,401	$148,040
Operating income (loss)	176,923	(313,604)	205,404	130,275
Net income (loss) available to common shares	86,522	(188,394)	229,027	128,319
Basic earnings (loss) available to common shares	$2.24	$(4.84)	$6.02	$6.66
Diluted earnings (loss) available to common shares	$2.15	$(4.84)	$5.72	$6.33

(in thousands)
	First	Second	Third	Fourth
2009:	Quarter	Quarter	Quarter	Quarter
Total net revenues	$118,747	$608,982	$475,514	$310,054
Operating income	107,894	598,003	462,274	295,711
Net income available to common shares	106,808	596,928	461,543	295,001
Basic earnings available to common shares	$2.61	$14.76	$11.54	$7.51
Diluted earnings available to common shares	$2.61	$14.46	$11.14	$7.21

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Fourth Quarter 2010 Discussion
During the fourth quarter of 2010, the Company made significant reductions in its workforce and operating infrastructure as a consequence of our decision to divest from the asset management business and focus management’s efforts on the amortization of Primus Financial’s credit swap portfolio. As a result, the Company recorded restructuring costs of $8.1 million in the fourth quarter of 2010 and for the year ended December 31, 2010.
In addition, during the fourth quarter of 2010, in connection with the reduction in workforce, the Company has offered to its terminated employees the ability to settle certain vested share awards in either shares or cash. As a result, the Company has classified certain share awards to a share-based liability plan, which resulted in additional share-based compensation expense of $3.9 million.
21. Primus Guaranty, Ltd. — Standalone Financial Statements
Primus Guaranty, Ltd.
Statements of Financial Condition

	December 31,
(in thousands)	2010	2009
Assets
Cash and cash equivalents	$19,439	$12,513
Available-for-sale investments	4,251	26,004
Accrued interest receivable	57	320
Prepaid expenses	—	1,629
Intercompany receivable	2,565	1,098
Intercompany loans	11,541	11,742
Debt issuance costs, net	2,735	2,976
Other assets	2,603	2,893

Total assets	$43,191	$59,175

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$340	$232
Long-term debt	93,028	96,451
Intercompany payable	1,255	341
Losses of subsidiaries in excess of investments	39,705	304,700

Total liabilities	134,328	401,724

Common shares	3,046	3,061
Additional paid-in-capital	275,453	280,685
Accumulated other comprehensive income	3,333	2,148
Retained earnings (deficit)	(372,969)	(628,443)

Total shareholders’ equity (deficit)	(91,137)	(342,549)

Total liabilities and shareholders’ equity	$43,191	$59,175

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Standalone Financial Statements
Primus Guaranty, Ltd.
Statements of Operations

	Years Ended December 31,
(in thousands)	2010	2009	2008
Revenues
Interest income	$993	$1,001	$2,285
Intercompany revenue *	11,722	—	—
Intercompany interest income	996	984	1,014
Gain on retirement of long-term debt	1,068	8,174	9,716
Other income, net	1,455	18	—

Total revenues	16,234	10,177	13,015

Expenses
Intercompany expenses **	6,796	5,239	4,761
Share compensation	400	317	371
Interest expense	2,278	2,974	6,874
Professional and legal fees	3,125	2,820	1,288
Other	1,146	398	705

Total expenses	13,745	11,748	13,999

Income (loss) before equity in earnings (loss) of subsidiaries	2,489	(1,571)	(984)
Equity in earnings (loss) of subsidiaries, net of tax	252,985	1,461,851	(1,715,162)

Net income (loss)	$255,474	$1,460,280	$(1,716,146)

*	Charges billed to subsidiaries for allocated expenses incurred.

**	Charges for services provided by subsidiaries under modified intercompany service agreement.

Primus Guaranty, Ltd.
Notes to Consolidated Financial Statements
Standalone Financial Statements
Primus Guaranty, Ltd.
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$255,474	$1,460,280	$(1,716,146)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	7,903	4,728	4,611
Amortization of debt issuance costs	107	113	143
Net amortization of premium and discount on securities	367	131	(218)
Change in accumulated comprehensive (income) loss of subsidiaries	1,076	(236)	4,792
Gain on retirement of long-term debt	(1,068)	(8,173)	(9,716)
Equity in subsidiaries’ (earnings) loss, net of tax	(252,985)	(1,461,851)	1,715,162
Increase (decrease) in cash resulting from changes in:
Intercompany receivables/payables and loans	(352)	(204)	2,403
Accrued interest receivable	263	76	(396)
Prepaid expenses and other assets	2,685	(1,167)	(1,081)
Accounts payable and accrued expenses	108	(213)	22

Net cash provided by (used in) operating activities	13,578	(6,516)	(424)

Cash flows from investing activities:
Purchases of available-for-sale investments	(7,849)	(20,566)	(28,861)
Maturities and sales of available-for-sale investments	29,344	17,154	6,567
Net return from (investment in) subsidiaries	(12,011)	(3,679)	3,808

Net cash provided by (used in) investing activities	9,484	(7,091)	(18,486)

Cash flows from financing activities:
Payments for retirement of long-term debt	(2,986)	(6,437)	(5,057)
Purchase and retirement of common shares	(13,150)	(10,352)	(3,579)

Net cash used in financing activities	(16,136)	(16,789)	(8,636)

Net increase (decrease) in cash	6,926	(30,396)	(27,546)
Cash and cash equivalents at beginning of year	12,513	42,909	70,455

Cash and cash equivalents at end of year	$19,439	$12,513	$42,909

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report have been made known to them in a timely fashion. There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.
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
The report of the independent registered public accounting firm that audited the Company’s consolidated financial statements contained in this Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting, as such report is not required because the Company is a non-accelerated filer.

Item 9B.	Other Information
None.
All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2010 have been so reported.
Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
The following members of the Company’s Board of Directors will not stand for re-election at the Company’s 2011 Annual Meeting of Shareholders:
Paul S. Giordano, age 48, has been a director of the Company since May 2005. Mr. Giordano is Executive Vice President, General Counsel and Secretary of Ironshore Inc., a Bermuda-based specialty commercial property and casualty company. Prior to joining Ironshore Inc. in June 2009, Mr. Giordano served as President, Chief Executive Officer and Deputy Chairman of Syncora Holdings Ltd. (formerly known as Security Capital Assurance Ltd.) (NYSE:SCA) and Chairman and Chief Executive Officer of Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) from 2006 until August 2008. Mr. Giordano also served as Chief Executive for financial products and services and Executive Vice President of XL Capital Ltd (NYSE:XL), a provider of insurance and reinsurance coverage and financial products and services, from 2004 until 2006. Mr. Giordano was Executive Vice President, General Counsel and Secretary of XL Capital Ltd from 1999 to 2004 and served as a director and officer of a number of XL Capital Ltd affiliates. From 1997 to June 1999, he served as Senior Vice President, General Counsel and Secretary of XL Capital Ltd. Mr. Giordano was in private practice at the law firm of Clifford Chance from 1993 to 1996 and in private practice at the law firm of Cleary, Gottlieb, Steen & Hamilton from 1990 to 1993.

Robert R. Lusardi, age 54, has been a director of the Company since March 2002. Mr. Lusardi is chief executive officer of PremieRe Holdings, a private property/casualty insurer. He was a senior executive with White Mountains Insurance Group, Ltd. (NYSE:WTM) from 2005 to 2010 and with XL Capital Ltd (NYSE:XL) from 1998 to 2005. From 1980 until 1998, Mr. Lusardi was at Lehman Brothers where he ultimately served as a managing director and headed the insurance and asset management investment banking practices. He is also director of Symetra Financial Corporation (NYSE:SYA), a life insurance entity, and is chairman of Pentelia Ltd. and Eolia Diamond Ltd., specialized investment funds.
John A. Ward, III, age 64, has been a director of the Company since October 2004. Previously, Mr. Ward was Chairman of the Board and Chief Executive Officer of Doral Financial (NYSE:DRL), a consumer finance and bank holding company, and the Chairman of the Board of Directors and Chief Executive Officer of American Express Bank and President of Travelers Cheque Group. Mr. Ward joined American Express following a 27-year career at Chase Manhattan Bank, during which he held various senior posts in the United States, Europe and Japan. His last position at Chase Manhattan Bank was that of Chief Executive Officer of ChaseBankCard Services, which he held from 1993 until 1995. Since January 2010, Mr. Ward has been a director of Innovative Card Technologies (NASDAQ:INVC), a security company which provides products to commercial banks and brokerage firms for on-line banking, securities trading or credit cards with a one time pass code imbedded in an ATM or credit card form factor; previously, Mr. Ward was Chairman of the Board and Chief Executive Officer of Innovative until September 2007 and a director until December 2007. Since September 2009, Mr. Ward also has been a director of Primus Financial Products, LLC, a subsidiary of the Company, for which he previously acted as director from 2002 to 2004.
Information regarding directors who will stand for re-election at or will continue in office following the Company’s 2011 Annual Meeting of Shareholders is set forth under “Election of Directors” in the Company’s Proxy Statement to be filed on or before April 30, 2011 (the “Proxy Statement”), which is incorporated in this Item 10 by reference.
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
The Company has adopted a code of business conduct and ethics for all employees, including its Chief Executive Officer and Chief Financial Officer. A copy of such code of ethics can be found on the Company’s Web site, at www.primusguaranty.com, free of charge. The Company would intend to satisfy the disclosure requirements regarding an amendment to, or waiver from, a provision of its code of ethics and that relates to a substantive amendment or material departure from a provision of the code by posting such information on its Web site at www.primusguaranty.com.

Item 11.	Executive Compensation
Information regarding compensation of the Company’s executive officers is set forth under “Executive Officers — Summary Compensation Table” in the compensation tables in the Proxy Statement, which is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2010 with respect to compensation plans (including individual compensation agreements) approved by security holders and under which our equity securities are authorized for issuance.

			(c)
		(b)	Number of Securities
	(a)	Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under Equity
	Issued upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a)
Share Awards(1) (2)	1,025,514
Options	852,689	$11.45

Total	1,878,203		4,824,672

(1)	Includes share units and performance shares, assuming target performance.

(2)	Includes 80,948 shares issued to directors in March 2011, as compensation for their board service for 2010.
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
Information concerning principal accountant fees and services will be set forth under “Appointment of Independent Auditors-Fees of the Independent Auditors” in the Proxy Statement, which is incorporated in this Item 14 by reference.

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
(c) Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to Form S-1/A dated July 23, 2004)

3.2	Bye-laws (Incorporated by reference to Exhibit 3.2 to Form S-1/A dated June 10, 2004)

4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to Form S-1/A dated July 23, 2004)

4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)

4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

4.4	Form of 7% Senior Notes due 2036 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

4.5	Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 29, 2009)

4.6	Amendment No. 1, dated as of December 30, 2010, to the Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 30, 2010)

10.1	Separation Agreement, dated October 29, 2010, between Thomas W. Jasper and Primus Asset Management, Inc. (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 12, 2010)

10.2	Employment Letter with Richard Claiden, dated February 2, 2011 (Filed herewith)

10.3	Employment Letter with Christopher N. Gerosa, dated February 2, 2011 (Filed herewith)

10.4	Employment Letter with Vincent B. Tritto, dated February 2, 2011 (Filed herewith)

10.5	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to Form S-1/A dated June 10, 2004)

10.6	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form S-1 dated April 26, 2004)

Number	Exhibit
10.7	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 14, 2008)

10.8	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to Form S-1 dated April 26, 2004)

10.9	Form of Letter Agreement of Primus Guaranty, Ltd. Long-Term Incentive Award for 2011-2014 Performance Share, (Filed herewith)

10.10	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to Form S-1 dated April 26, 2004)

10.11	New Sublease and Termination of Prior Sublease Agreement, dated December 21,2010, between Primus Financial Products, LLC and Seaport Group Leasing, LLC (Filed herewith)

10.12	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Filed herewith)

10.13	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to Form S-1/A dated September 24, 2004)

10.14	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (As amended and restated effective as of July 29, 2010) (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 12, 2010)

10.15	Primus Guaranty, Ltd. Incentive Compensation Plan (Filed herewith)

10.16	Termination Agreement, dated September 27, 2010, by and among Primus Financial Products, LLC, Lehman Brothers Holdings Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2010)

10.17	Shareholders Agreement, dated as of December 30, 2010, by and among Primus Guaranty, Ltd., Merced Partners Limited Partnership, Merced Partners III (Cayman), L.P. and EBF & Associates, L.P. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2010)

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

21	Subsidiaries of Primus Guaranty, Ltd.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)
By:	/s/ Richard Claiden
Richard Claiden
Chief Executive Officer
Dated: March 31, 2011
Power of Attorney
Each of the officers and directors of Primus Guaranty, Ltd. whose signature appears below, in so signing, also makes, constitutes and appoints each of Richard Claiden, Christopher N. Gerosa and Vincent B. Tritto, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power of substitution and re-substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith, and to perform any acts necessary or advisable to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Claiden Richard Claiden	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ Christopher N. Gerosa Christopher N. Gerosa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Michael P. Esposito, Jr. Michael P. Esposito, Jr.	Director and Chairman of the Board	March 31, 2011

/s/ Frank P. Filipps Frank P. Filipps	Director	March 31, 2011

/s/ Paul S. Giordano Paul S. Giordano	Director	March 31, 2011

/s/ Thomas J. Hartlage Thomas J. Hartlage	Director	March 31, 2011

/s/ Robert R. Lusardi Robert R. Lusardi	Director	March 31, 2011

/s/ James H. MacNaughton James H. MacNaughton	Director	March 31, 2011

/s/ Michael M. Sullivan Michael M. Sullivan	Director	March 31, 2011

/s/ Vincent Vertin Vincent Vertin	Director	March 31, 2011

/s/ John A. Ward, III John A. Ward, III	Director	March 31, 2011

Exhibit Index

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to Form S-1/A dated July 23, 2004)

3.2	Bye-laws (Incorporated by reference to Exhibit 3.2 to Form S-1/A dated June 10, 2004)

4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to Form S-1/A dated July 23, 2004)

4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)

4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

4.4	Form of 7% Senior Notes due 2036 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)

4.5	Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 29, 2009)

4.6	Amendment No. 1, dated as of December 30, 2010, to the Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 30, 2010)

10.1	Separation Agreement, dated October 29, 2010, between Thomas W. Jasper and Primus Asset Management, Inc. (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 12, 2010)

10.2	Employment Letter with Richard Claiden, dated February 2, 2011 (Filed herewith)

10.3	Employment Letter with Christopher N. Gerosa, dated February 2, 2011 (Filed herewith)

10.4	Employment Letter with Vincent B. Tritto, dated February 2, 2011 (Filed herewith)

10.5	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to Form S-1/A dated June 10, 2004)

10.6	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form S-1 dated April 26, 2004)

10.7	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 14, 2008)

10.8	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to Form S-1 dated April 26, 2004)

10.9	Form of Letter Agreement of Primus Guaranty, Ltd. Long-Term Incentive Award for 2011-2014 Performance Share, (Filed herewith)

10.10	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to Form S-1 dated April 26, 2004)

10.11	New Sublease and Termination of Prior Sublease Agreement, dated December 21,2010, between Primus Financial Products, LLC and Seaport Group Leasing, LLC (Filed herewith)

10.12	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Filed herewith)

10.13	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to Form S-1/A dated September 24, 2004)

10.14	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (As amended and restated effective as of July 29, 2010) (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 12, 2010)

10.15	Primus Guaranty, Ltd. Incentive Compensation Plan (Filed herewith)

10.16	Termination Agreement, dated September 27, 2010, by and among Primus Financial Products, LLC, Lehman Brothers Holdings Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2010)

10.17	Shareholders Agreement, dated as of December 30, 2010, by and among Primus Guaranty, Ltd., Merced Partners Limited Partnership, Merced Partners III (Cayman), L.P. and EBF & Associates, L.P. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2010)

12	Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend Requirements

21	Subsidiaries of Primus Guaranty, Ltd.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002