Form 10-Q
period 2011-03-31
PRIMUS GUARANTY LTD
filed 2011-05-13
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2011, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 37,481,146.

Primus Guaranty, Ltd.
Form 10-Q
For the three months ended March 31, 2011

Part I. Financial Information

Item 1.	Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(in thousands except share amounts)

	March 31,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$63,021	$177,736
Investments (includes $381,585 and $288,815 at fair value as of March 31, 2011 and December 31, 2010, respectively)	381,756	288,985
Restricted cash and investments	140,228	138,540
Accrued interest and premiums	6,935	5,860
Unrealized gain on credit swaps, at fair value	3,259	2,006
Debt issuance costs, net	3,856	4,072
Other assets (includes $10,947 and 11,559 at fair value as of March 31, 2011 and December 31, 2010, respectively)	19,141	17,660

Total assets	$618,196	$634,859

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$4,498	$8,701
Unrealized loss on credit swaps, at fair value	313,679	395,164
Payable for credit events	2,963	3,447
Long-term debt	203,091	215,828
Restructuring liabilities	506	3,729
Other liabilities	7,670	6,025

Total liabilities	532,407	632,894

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 37,996,854 and 38,078,790 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,040	3,046
Additional paid-in capital	274,687	275,453
Accumulated other comprehensive income	3,229	3,333
Retained earnings (deficit)	(288,269)	(372,969)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(7,313)	(91,137)
Preferred securities of subsidiary	93,102	93,102

Total equity (deficit)	85,789	1,965

Total liabilities and equity (deficit)	$618,196	$634,859

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Net credit swap revenue	$86,098	$87,530
Interest income	2,611	2,699
Gain on retirement of long-term debt	2,760	4,757
Other income	297	183

Total revenues	91,766	95,169

Expenses
Compensation and employee benefits	2,122	4,580
Professional and legal fees	822	1,485
Interest expense	1,567	1,869
Other	1,316	1,723

Total expenses	5,827	9,657

Income from continuing operations before provision for income taxes	85,939	85,512
Provision for income taxes	10	140

Income from continuing operations, net of tax	85,929	85,372
Income (loss) from discontinued operations, net of tax	(270)	91,551

Net income	85,659	176,923
Less:
Distributions on preferred securities of subsidiary	959	988
Net income from discontinued operations attributable to non-parent interests in CLOs	—	89,413

Net income available to common shares	$84,700	$86,522

Income per common share:
Basic:
Income from continuing operations	$2.23	$2.18
Income (loss) from discontinued operations	$(0.01)	$0.06

Net income available to common shares	$2.22	$2.24

Diluted:
Income from continuing operations	$2.21	$2.09
Income (loss) from discontinued operations	$—	$0.06

Net income available to common shares	$2.21	$2.15

Weighted average common shares outstanding:
Basic	38,124	38,686
Diluted	38,376	40,280
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income available to common shares	$84,700	$86,522
Net income attributable to non-parent interests in CLOs	—	89,413
Distributions on preferred securities of subsidiary	959	988

Net income	85,659	176,923
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items included in net income:
Net unrealized gains on CLO loans and securities	—	(62,077)
Net unrealized losses on CLO notes	—	14,143
Net realized gains by the CLOs	—	(26,758)
Net unrealized gains on credit swaps	(82,738)	(127,136)
Gain on retirement of long-term debt	(2,760)	(4,757)
Other	2,545	2,574
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	—	(46,468)
CLO other assets	—	11,317
CLO other liabilities	—	41,969
Proceeds from sale of CLO loans and securities	—	222,496
Purchases of CLO loans and securities	—	(228,413)
Restricted cash	(1,004)	(993)
Accrued interest and premiums	(1,075)	(1,009)
Other assets	(2,229)	2,068
Trading account assets	—	(26,698)
Accounts payable and accrued expenses	(3,024)	(4,932)
Payable for credit events	(484)	(23,269)
Restructuring liabilities	(3,223)	—
Other liabilities	656	9,027

Net cash used in operating activities	(7,677)	(71,993)

Cash flows from investing activities
Purchases of available-for-sale investments	(222,849)	(78,928)
Maturities and sales of available-for-sale investments	127,756	22,716
Payments received from CLO investments	623	—
Purchases of fixed assets	(6)	—

Net cash used in investing activities	(94,476)	(56,212)

Cash flows from financing activities
Repayment of CLO notes by the CLOs	—	(15,623)
Retirement of long-term debt	(9,069)	(6,665)
Purchase and retirement of common shares	(2,534)	(1,034)
Net preferred distributions of subsidiary	(959)	(988)

Net cash used in financing activities	(12,562)	(24,310)

Net effect of exchange rate changes on cash	—	(38)
Net increase (decrease) in cash	(114,715)	(152,553)
Cash and cash equivalents at beginning of period	177,736	299,514

Cash and cash equivalents at end of period	$63,021	$146,961

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,550	$2,833
Cash paid for taxes	$—	$8
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(in thousands)

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
Common shares
Balance at beginning of period	$3,046	$3,061
Common shares purchased and retired	(34)	(166)
Shares issued under employee compensation plans	28	151

Balance at end of period	3,040	3,046

Additional paid-in capital
Balance at beginning of period	275,453	280,685
Common shares purchased and retired	(2,529)	(13,135)
Shares vested under employee compensation plans	1,763	7,903

Balance at end of period	274,687	275,453

Accumulated other comprehensive income (loss)
Balance at beginning of period	3,333	2,148
Foreign currency translation adjustments	—	30
Change in unrealized holding gains on available-for-sale securities	(104)	1,155

Balance at end of period	3,229	3,333

Retained earnings (deficit)
Balance at beginning of period	(372,969)	(628,443)
Net income	85,659	197,462
Net loss attributable to non-parent interests in CLOs	—	61,174
Distributions on preferred securities of subsidiary	(959)	(3,162)

Balance at end of period	(288,269)	(372,969)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	—	265,639
Net income attributable to non-parent interests in CLOs	—	(61,174)
Deconsolidation of CLOs	—	(204,465)

Balance at end of period	—	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	(7,313)	(91,137)

Preferred securities of subsidiary
Balance at beginning of period	93,102	93,102

Balance at end of period	93,102	93,102

Total equity (deficit) at end of period	$85,789	$1,965

See accompanying notes.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Business
In these notes, the terms “Primus Guaranty” and “the Company” refer to Primus Guaranty, Ltd., a Bermuda company, collectively with its subsidiaries; “Primus Financial” refers to Primus Financial Products, LLC, a Delaware limited liability company, collectively with its subsidiaries, and “Primus Asset Management” refers to Primus Asset Management, Inc., a Delaware corporation. Primus Financial and Primus Asset Management are subsidiaries of Primus Guaranty, Ltd.
Primus Financial was established to sell credit protection in the form of credit swaps to global financial institutions and major credit swap dealers against primarily investment grade credit obligations of corporate and sovereign issuers.
During 2009, the Company announced its intention to amortize Primus Financial’s credit swap portfolio. It is expected that Primus Financial’s existing credit swap contracts will expire at maturity unless terminated early through credit events or credit risk mitigation transactions. It is not expected that additional credit swaps will be added to Primus Financial’s portfolio.
Primus Asset Management acts as manager of the credit swap and investment portfolios of Primus Financial. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides management, consulting, information technology and other services.
On December 1, 2010, the Company divested its collateralized loan obligation (“CLO”) asset management business, which included the sale of CypressTree Investment Management, LLC (“CypressTree”).
See note 7 of these notes to condensed consolidated financial statements for further discussion on Discontinued Operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Primus Guaranty have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the use of estimates) considered necessary for a fair presentation pursuant to these requirements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for any interim period are not necessarily indicative of the results for a full year.
The condensed consolidated financial statements are presented in U.S. dollar equivalents. During the periods presented, the Company’s credit swap activities were conducted in U.S. dollars and euros.
Certain prior year amounts have been reclassified to conform to current year presentation. There was no effect on net income available to common shares as a result of these reclassifications.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including CLOs under management during 2010, for which Primus Guaranty was deemed to be the primary beneficiary. All significant intercompany balances have been eliminated.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 under the fair value hierarchy. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for certain additional disclosures regarding activity in Level 3 fair value measurements. Since these amended principles require only additional disclosures concerning fair value measurements, adoption of ASU No. 2010-06 did not affect the Company’s financial condition, results of operations or cash flows.
The Company has considered all other newly issued accounting pronouncements that are applicable to the Company’s operations and the preparation of the condensed consolidated financial statements, including those which are not yet effective.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Investments
The following tables summarize the composition of the Company’s investments at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$376,706	$3,411	$(253)	$379,864
Asset-backed securities	1,915	—	(194)	1,721

Total available-for-sale	378,621	3,411	(447)	381,585

Held-to-maturity:
Certificate of deposit	171	—	—	171

Total held-to-maturity	171	—	—	171

Total investments	$378,792	$3,411	$(447)	$381,756

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$284,090	$3,378	$(311)	$287,157
Asset-backed securities	1,392	266	—	1,658

Total available-for-sale	285,482	3,644	(311)	288,815

Held-to-maturity:
Certificate of deposit	170	—	—	170

Total held-to-maturity	170	—	—	170

Total investments	$285,652	$3,644	$(311)	$288,985

As of March 31, 2011, all of the corporate debt securities will mature before December 2014. The asset-backed securities are estimated to mature between 2012 and 2035, although the actual maturity may be sooner.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The tables below summarize the fair value of available-for-sale investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$143,177	$(253)	$—	$—	$143,177	$(253)
Asset-backed securities	1,721	(194)	—	—	1,721	(194)

Total	$144,898	$(447)	$—	$—	$144,898	$(447)

	December 31, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$78,053	$(311)	$—	$—	$78,053	$(311)

Total	$78,053	$(311)	$—	$—	$78,053	$(311)

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
During the three months ended March 31, 2011 and 2010, it was determined that there were no credit related impairment losses on investments.
4. Restricted Cash and Investments
Restricted cash represents amounts held by a counterparty as security for credit swap contracts. Restricted investments are comprised of a held-to-maturity corporate note issued by a counterparty as security for credit swap contracts, which is scheduled to mature in March 2013, and the Company’s investments in securities issued by CLOs, classified as a trading account investment. The carrying value of the held-to-maturity corporate note was $38.1 million and $37.8 million at March 31, 2011 and December 31, 2010, respectively. The amortized cost of the held-to-maturity corporate note approximates fair value. As of March 31, 2011 and December 31, 2010, the Company’s consolidated financial statements include $140.2 million and $138.5 million, respectively, of restricted cash and investments.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Credit Swaps
Net Credit Swap Revenue
Net credit swap revenue as presented in the condensed consolidated statements of operations comprises of changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps before their stated maturity, realized losses on credit events and premium income or expense. The realization of gains or losses on the termination of credit swaps or credit events generally will result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.
Credit swaps sold by Primus Financial on a single corporate or sovereign issuer, specified as a Reference Entity, are referred to as “single name credit swaps.” Primus Financial also has sold credit swaps referencing portfolios containing obligations of multiple Reference Entities, which are referred to as “tranches.” Additionally, Primus Financial has sold credit swaps on asset-backed securities, which are referred to as “CDS on ABS.” These asset-backed securities reference residential mortgage-backed securities.
The table below presents the components of net credit swap revenue for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended
	March 31,
	2011	2010

Net premium earned	$11,171	$16,436
Net realized losses on credit swaps	(7,811)	(56,042)
Net unrealized gains on credit swaps	82,738	127,136

Net credit swap revenue	$86,098	$87,530

Net realized losses in the table above include gains and losses on terminated credit swaps and losses on credit events.
Credit Events and Terminations of Credit Swaps
The following table presents the components of net realized losses recorded by Primus Financial related to risk mitigation transactions, terminations of credit swaps and credit events for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net realized gains (losses) on single name credit swaps	$47	$(19,223)
Net realized losses on tranches	—	(35,000)
Net realized losses on CDS on ABS	(7,858)	(1,819)

Total net realized losses	$(7,811)	$(56,042)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net realized losses on credit swaps were $7.8 million and $56.0 million for the three months ended March 31, 2011 and 2010, respectively.
Net realized losses for the three months ended March 31, 2011 primarily consisted of the settlement of a credit event on CDS on ABS.
Net realized losses for the three months ended March 31, 2010 primarily comprised payments of $19.2 million to terminate single name credit swaps referencing Ambac Financial Group, Inc. and $35.0 million relating to the termination of three tranche transactions.
Credit Swap Portfolio Information
The tables below summarize, by Standard & Poor’s Ratings Services (“S&P”) credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or loss for fair values of credit swap transactions outstanding as of March 31, 2011 and December 31, 2010 (in thousands). If a Reference Entity is not rated by S&P, an equivalent credit rating is obtained from another Nationally Recognized Statistical Rating Organization, if available.

	March 31, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$57,474	$(18)	$55,143	$(144)
AA	1,095,031	(3,380)	1,137,217	(8,776)
A	2,320,174	(405)	2,831,049	(8,407)
BBB	1,712,744	2,513	1,946,885	(1,094)
BB	255,738	(889)	231,167	(359)
B	57,079	(331)	66,691	(886)
CCC	35,000	(476)	40,000	(638)
Non rated	298,965	(57,049)	302,819	(57,286)

Total	$5,832,205	$(60,035)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
AAA	$2,650,000	$(132,322)	$2,650,000	$(168,627)
AA	200,000	(9,768)	450,000	(49,035)
A	300,000	(25,500)	300,000	(30,390)
BBB	550,000	(46,885)	300,000	(22,193)
BB	50,000	(3,992)	50,000	(5,175)
Non rated	43,317	(18,208)	43,317	(19,373)

Total	$3,793,317	$(236,675)	$3,793,317	$(294,793)

CDS on ABS:
BBB	$736	$(402)	$736	$(358)
CCC	10,000	(8,585)	18,000	(15,794)
CC	5,000	(4,723)	5,000	(4,683)

Total	$15,736	$(13,710)	$23,736	$(20,835)

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Purchased-Single Name:
A	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$1,363,536	$(1,163)	$1,675,212	$(5,970)
A	4,468,669	(58,872)	4,935,759	(71,620)

Total	$5,832,205	$(60,035)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
AA	$2,293,317	$(160,425)	$1,843,317	$(147,723)
A	1,500,000	(76,250)	1,500,000	(98,034)
BBB	—	—	450,000	(49,036)

Total	$3,793,317	$(236,675)	$3,793,317	$(294,793)

CDS on ABS:
A	$15,736	$(13,710)	$23,736	$(20,835)

Total	$15,736	$(13,710)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name:
A	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty, as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$2,000,027	$(53,252)	$2,429,477	$(57,512)
Europe	3,525,178	(5,673)	3,834,494	(17,814)
Asia-Pacific	277,000	(1,101)	317,000	(2,065)
Others	30,000	(9)	30,000	(199)

Total	$5,832,205	$(60,035)	$6,610,971	$(77,590)

By Counterparty:
North America	$2,238,792	$(5,625)	$2,649,509	$(13,665)
Europe	3,556,413	(54,170)	3,924,462	(63,603)
Asia-Pacific	37,000	(240)	37,000	(322)

Total	$5,832,205	$(60,035)	$6,610,971	$(77,590)

Credit Swaps Sold -Tranche
By Counterparty:
North America	$600,000	$(24,635)	$600,000	$(31,442)
Europe	3,193,317	(212,040)	3,193,317	(263,351)

Total	$3,793,317	$(236,675)	$3,793,317	$(294,793)

CDS on ABS
By Reference Entity:
North America	$15,736	$(13,710)	$23,736	$(20,835)

Total	$15,736	$(13,710)	$23,736	$(20,835)

By Counterparty:
North America	$5,736	$(5,125)	$13,736	$(12,038)
Europe	10,000	(8,585)	10,000	(8,797)

Total	$15,736	$(13,710)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

By Counterparty:
Europe	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows the distribution of the credit swap portfolio, by year of maturity as of March 31, 2011 and December 31, 2010 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	March 31, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
Year of Maturity
2011	$1,317,214	$(55,079)	$2,261,170	$(57,836)
2012	3,786,249	(8,594)	3,659,132	(22,212)
2013	728,742	3,638	690,669	2,458

Total	$5,832,205	$(60,035)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(2,739)	$375,000	$(5,117)
2013	93,317	(22,201)	93,317	(24,548)
2014	3,325,000	(211,735)	3,325,000	(265,128)

Total	$3,793,317	$(236,675)	$3,793,317	$(294,793)

CDS on ABS
Estimated Year of Maturity
2011	$5,000	$(4,280)	$18,000	$(16,000)
2012	5,000	(4,723)	5,000	(4,477)
2013	5,000	(4,305)	—	—
2020	—	—	736	(358)
2021	736	(402)	—	—

Total	$15,736	$(13,710)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

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
Cash and cash equivalents, which include deposits in banks, money market accounts and money market funds, are categorized within Level 1 of the fair value hierarchy.
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

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The fair value of the credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk as discussed below. In addition, investments in securities issued by CLOs, asset-backed securities, contingent payables related to the Company’s original purchase of CypressTree and contingent receivables from the buyer of CypressTree are categorized within Level 3. The contingent receivables from the buyer of CypressTree are included in the “Other assets” caption in the condensed consolidated statements of financial condition. The contingent payables are included in the “Other liabilities” caption in the condensed consolidated statements of financial condition.
Nonperformance Risk Adjustment — Credit Swap Portfolio
The Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Since the adoption of ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of the credit swap portfolio. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. The Company derives an estimate of a credit spread because there is no observable market credit spread on Primus Financial. This estimated credit spread was obtained by reference to similar entities, primarily in the financial insurance industry, which have observable spreads.
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value in the condensed consolidated statements of financial condition as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$352,243	$456,498
Nonperformance risk adjustments	(38,564)	(61,334)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$313,679	$395,164

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net credit swap revenue without nonperformance risk adjustments	$108,868	$150,284
Nonperformance risk adjustments	(22,770)	(62,754)

Net credit swap revenue after nonperformance risk adjustments	$86,098	$87,530

Fair Value Hierarchy Tables
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Quoted Prices
	in	Significant		Total
	Active Markets	Other	Significant	Assets /
	For	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Investments	$—	$379,864	$1,721	$381,585
Restricted investments	—	—	6,480	6,480
Unrealized gain on credit swaps	—	—	3,259	3,259
Other assets	—	1,860	9,087	10,947

Total Assets	$—	$381,724	$20,547	$402,271

Liabilities
Unrealized loss on credit swaps	$—	$—	$313,679	$313,679
Other liabilities	—	—	7,014	7,014

Total Liabilities	$—	$—	$320,693	$320,693

Level 3 assets at March 31, 2011 were $20.5 million, or 5.1% of the total assets measured at fair value. Level 3 liabilities at March 31, 2011 were $320.7 million, or 100% of total liabilities measured at fair value.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Quoted Prices
	in	Significant		Total
	Active Markets	Other	Significant	Assets /
	for	Observable	Unobservable	Liabilities
	Identical Assets	Inputs	Inputs	at Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Investments	$—	$287,157	$1,658	$288,815
Restricted investments	—	—	6,114	6,114
Unrealized gain on credit swaps	—	—	2,006	2,006
Other assets	—	2,602	8,957	11,559

Total Assets	$—	$289,759	$18,735	$308,494

Liabilities
Unrealized loss on credit swaps	$—	$—	$395,164	$395,164
Other liabilities			5,148	5,148

Total Liabilities	$—	$—	$400,312	$400,312

Level 3 assets at December 31, 2010 were $18.7 million, or 6.1% of the total assets measured at fair value. Level 3 liabilities at December 31, 2010 were $400.3 million, or 100% of total liabilities measured at fair value.
Level 3 Assets and Liabilities Reconciliation Tables
Level 3 Assets
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010
	Unrealized				Unrealized
	Gain on				Gain on
	Credit		Restricted	Other	Credit
	Swaps	Investments	Investments	Assets	Swaps	Investments
Balance, beginning of period	$2,006	$1,658	$6,114	$8,957	$2,207	$1,344
Realized gains	—	—	—	—	—	—
Unrealized gains (losses)	1,253	(79)	366	130	(334)	(54)
Purchases	—	142	—	—	—	1,127
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	(1,265)
Transfers into Level 3	—	—	—	—	—	—

Balance, end of period	$3,259	$1,721	$6,480	$9,087	$1,873	$1,152

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Realized and unrealized gains and losses on Level 3 assets (unrealized gain on credit swaps) are included in the “Net credit swap revenue” caption in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Unrealized gains and losses on Level 3 (investments) are recorded in the “Accumulated other comprehensive income” caption, which is a component of the “Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.” caption in the condensed consolidated statements of financial condition. The settlements of $1.3 million in the investments reconciliation for the three months ended March 31, 2010 in the above table represented the required accounting elimination of the Company’s investments in the securities issued by CLOs under management upon the CLO consolidation on January 1, 2010.
Unrealized gains on Level 3 assets (restricted investments) are included in the “Income (loss) from discontinued operations, net of tax” caption in the condensed consolidated statements of operations.
Unrealized gains on Level 3 assets (other assets) are included in the “Income (loss) from discontinued operations, net of tax” caption in the condensed consolidated statements of operations.
Level 3 Liabilities
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Unrealized		Unrealized
	Loss on	Other	Loss on Credit	Other
	Credit Swaps	Liabilities	Swaps	Liabilities	CLO Notes
Balance, beginning of period	$(395,164)	$(5,148)	$(691,905)	$(5,470)	$—
Adoption of ASC Topic 810, Consolidation	—	—	—	—	(2,210,642)
Net realized losses	7,811	—	56,042	—	(2,809)
Unrealized gains (losses)	73,674	(1,866)	71,427	(1,342)	(10,976)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	15,623
Transfers into Level 3	—	—	—	—	—

Balance, end of period	$(313,679)	$(7,014)	$(564,436)	$(6,812)	$(2,208,804)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in the “Net credit swap revenue (loss)” caption in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unrealized losses on Level 3 liabilities (other liabilities) are included in the “Income (loss) from discontinued operations, net of tax” caption in the condensed consolidated statements of operations.
Unrealized losses on Level 3 liabilities (CLO notes) are included in “Income (loss) from Discontinued Operations” caption in the condensed consolidated statements of operations.
Financial Instruments Not Carried at Fair Value
The Company’s long-term debt is recorded at historical amounts. At March 31, 2011, the carrying value and fair value of the 7% Senior Notes due 2036 issued by Primus Guaranty (“the 7% Senior Notes”) were $90.1 million and $78.1 million, respectively. During the three months ended March 31, 2011, the Company repurchased $0.3 million of face value of its 7% Senior Notes at a cost of $0.2 million, which resulted in a net realized gain of $0.1 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price.
At March 31, 2011, the carrying value of Primus Financial’s subordinated deferrable interest notes was $111.1 million. During the three months ended March 31, 2011, Primus Financial repurchased $11.7 million of face value of its subordinated deferral interest notes at a cost of $8.8 million, which resulted in a net realized gain of $2.7 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no consistent available market or pricing of which the Company is aware for such notes. The weighted average interest rate on these subordinated deferrable interest notes was 3.55% and 3.53% for the three month ended March 31, 2011 and 2010, respectively. At March 31, 2011, Primus Financial’s subordinated deferrable interest notes of $76.5 million (face value) mature in June 2021 and $34.6 million (face value) mature in July 2034.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Effective January 1, 2010, upon consolidation of the CLOs under management, the Company elected fair value option treatment under ASC Topic 825-10-25 to measure the CLO loans (including unfunded loan commitments) and securities and the CLO notes, as the determination of the carrying amounts was not practicable. The Company determined that measurement of the CLO notes issued by CLOs at fair value better correlates with the value of the CLO loans and securities held by CLOs, which are held to provide the cash flows for the note obligations. Upon consolidation of the CLOs on January 1, 2010, the difference between the fair value amounts of the CLO assets and CLO liabilities was recorded in appropriated retained earnings from CLO consolidations as a cumulative effect adjustment. Effective December 1, 2010, the CLOs under management were deconsolidated as the Company was no longer determined to be the primary beneficiary of such CLOs.
7. Discontinued Operations
On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree to a third party. The results of the CLO asset management business have been reclassified as discontinued operations for all periods presented.
Discontinued operations for the three months ended March 31, 2011 primarily consist of the fee revenues, changes in the fair value of the contingent receivables from the buyer of CypressTree, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree and operating expenses of the CLO asset management business.
Discontinued operations for the three months ended March 31, 2010 primarily consist of operating expenses of the CLO asset management business, together with the operating results of the stand-alone CLOs for the period from January 1, 2010 through March 31, 2010. The operating results of the stand-alone CLOs were consolidated into the Company’s financial statements as a result of the Company’s adoption of ASC Topic 810, Consolidation, on January 1, 2010. Upon the divestiture of the CLO asset management business, which included the sale of CypressTree on December 1, 2010, the Company determined that it was no longer the primary beneficiary of the CLOs and deconsolidated the CLOs. The operating results of the stand-alone CLOs are identified in the “Net income from discontinued operations attributable to non-parent interest in CLOs” caption in the Company’s condensed consolidated statements of operations.
In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the buyer of CypressTree. This income will be recorded in the discontinued operations caption in the condensed consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table represents summarized financial information related to discontinued operations as included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Revenues
Asset management fees	$490	$177
Interest income	—	1
Other income	837	—
Net CLO revenue	—	77,593
CLO interest income, net	—	17,585

Total revenues	1,327	95,356

Expenses
Compensation and employee benefits	68	845
Professional and legal fees	75	154
Other	1,454	1,813
CLO expenses	—	990

Total expenses	1,597	3,802

Income (loss) before provision for income taxes and income attributable to non-parent interests in CLOs	(270)	91,554
Provision for income taxes	—	3

Income from discontinuing operations, net of tax	(270)	91,551
Income from discontinued operations attributable to non-parent interests in CLOs	—	89,413

Income (loss) attributable to common shares	$(270)	$2,138

For the three months ended March 31, 2011, the “Other income” in the Revenues caption noted in the table above includes the changes in the fair value of the contingent receivables from the buyer of CypressTree and the “Other” in the Expenses caption above include changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree.
For the three months ended March 31, 2010, “Net CLO revenue” noted in the table above includes realized and unrealized gains or losses on loans and securities in the CLOs and realized and unrealized losses on CLO notes. Net CLO revenue of $77.6 million represents a component of the operations of the stand-alone CLOs from January 1, 2010 to March 31, 2010.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	March, 31
	2011	2010

Income from continuing operations, net of tax	$85,929	$85,372
Income (loss) from discontinued operations, net of tax	(270)	91,551

Net income	85,659	176,923
Less:
Distributions on preferred securities of subsidiary	959	988
Net income from discontinued operations attributable to non-parent interests in CLOs	—	89,413

Net income available to common shares	$84,700	$86,522

Income (loss) per common share:
Basic:
Income from continuing operations	$2.23	$2.18
Income (loss) from discontinued operations	$(0.01)	$0.06

Net income available to common shares	$2.22	$2.24

Diluted:
Income from continuing operations	$2.21	$2.09
Income (loss) from discontinued operations	$—	$0.06

Net income available to common shares	$2.21	$2.15

Weighted average common shares outstanding:
Basic	38,124	38,686
Effect of dilutive instruments:
Restricted share units	252	1,594

Diluted	38,376	40,280
For the three months ended March 31, 2011 and 2010, approximately 0.8 million and 0.9 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
9. Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on estimated fair value of share options, performance shares, restricted shares and share units. During the three months ended March 31, 2010, share-based compensation expense was determined on the date of grant and was being expensed on a straight-line method over the related vesting period of the entire award. During the fourth quarter of 2010, the Company reclassified certain share awards using a share-based liability method, which requires those share-based payment awards to be remeasured at fair value at each reporting period until settlement. As a result of this reclassification, the Company elected to use the accelerated expense recognition method for these awards that are subject to graded vesting based on a service condition. Under this method, expense is recorded on a straight-line method for each separately vesting portion of the award. Share-based compensation expense is included in the “Compensation and employee benefits” caption in the condensed consolidated statements of operations.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The fair value of performance shares awarded with a market condition are determined using a Monte Carlo simulation pricing model which requires certain estimates for values of variables used in the model. Performance shares with a market condition are amortized over the estimated expected term derived from the model. During the three months ended March 31, 2011, the Company granted 420,000 performance share awards that will vest upon the share price reaching and maintaining specified price targets and satisfaction of certain service conditions.
The Company recorded share-based compensation expense of approximately $0.6 million and $1.5 million during the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, total unrecognized share-based compensation expense related to nonvested share awards was $2.1 million. This expense is expected to be recognized over a weighted average period of 1.1 years.
10. Comprehensive Income
Comprehensive income for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$85,659	$176,923
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(38)
Change in net unrealized gains (losses) on available-for-sale investments	(104)	1,382

Comprehensive income:	85,555	178,267
Less: Distributions on preferred securities of subsidiary	959	988
Less: Net income attributable to non-parent interests in CLOs	—	89,413

Comprehensive income available to common shares	$84,596	$87,866

11. Segment Reporting
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which significantly impacted the Company’s financial statements during the three months ended March 31, 2010, which required it to consolidate the assets, liabilities, revenues and expenses of all CLOs under management. As a result of the adoption of ASC Topic 810, Consolidation, commencing with the first quarter of 2010, the Company’s segment reporting was modified. The Company’s operations were reorganized into two segments for financial reporting purposes: (i) credit protection, asset management and corporate, and (ii) the CLOs on a stand-alone basis.

Primus Guaranty, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As previously noted, on December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree. As a result, the CLO asset management business has been reclassified as discontinued operations for the three months ended March 31, 2010. See note 7 for further information on Discontinued Operations. In addition, the Company’s segment reporting was modified to a current single reportable segment and as such, segment reporting disclosure is no longer applicable to the Company.

	Three Months Ended March 31, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs	Consolidated
	Corporate	Stand-alone	Totals
Revenues:
Net credit swap revenue	$87,530	$—	$87,530
Interest income	2,699	—	2,699
Gain on retirement of long-term debt	4,757	—	4,757
Other income	183	—	183

Total revenues	$95,169	$—	$95,169

Expenses:
Compensation and employee benefits	$4,580	$—	$4,580
Professional and legal fees	1,485	—	1,485
Interest expense	1,869	—	1,869
Other expenses	1,723	—	1,723

Total expenses	$9,657	$—	$9,657

Income from continuing operations before provision for income taxes	$85,512	$—	$85,512
Provision for income tax	140	—	140

Income from continuing operations, net of tax	85,372	—	85,372
Income from discontinued operations, net of tax	2,138	89,413	91,551

Net income	$87,510	$89,413	$176,923
Less: Distributions on preferred securities of subsidiary	988	—	988
Less: Net income attributable to non-parent interests in CLOs	$—	$89,413	$89,413

Net income available to common shares	$86,522	$—	$86,522

Segment assets	$657,756	$2,655,652	$3,313,408

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report and our consolidated financial statements and accompanying notes which appear in the Company’s 2010 Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and in the Company’s 2010 Annual Report on Form 10-K, particularly under Item 1A “Risk Factors” and the heading “Cautionary Note Regarding Forward-Looking Statements.”
In this discussion, the terms “Primus Guaranty” and “we,” “us,” and “our” refer to Primus Guaranty, Ltd. and its wholly owned subsidiaries, and other capitalized items used but not defined are as defined elsewhere in this Quarterly Report.
Business
We are a Bermuda holding company that currently conducts business through our wholly owned operating subsidiaries, Primus Financial and Primus Asset Management.
Primus Financial
Primus Financial was established to sell credit protection in the form of credit swaps to global financial institutions and major credit swap dealers against primarily investment grade credit obligations of corporate and sovereign issuers.
During 2009, we announced our intention to amortize Primus Financial’s credit swap portfolio. We expect Primus Financial’s credit swap contracts will expire at maturity unless terminated early through credit events or credit risk mitigation transactions. It is not expected that additional credit swaps will be added to Primus Financial’s portfolio.
At March 31, 2011, Primus Financial’s credit swap portfolio had a total notional amount of $9.6 billion, which included $5.8 billion of single name credit swaps, $3.8 billion of tranches and $15.7 million of CDS on ABS. Primus Financial’s portfolio of credit swaps includes single name credit swaps denominated in euros. Euro-denominated credit swaps comprised 36% of the total notional amount of Primus Financial’s credit swaps portfolio at March 31, 2011. See note 5 of notes to condensed consolidated financial statements for further information on the credit swap portfolio.
Primus Asset Management
Primus Asset Management acts as manager of the credit swap and investment portfolios of Primus Financial. Primus Asset Management has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology and other services.

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
Critical accounting policies and estimates are defined as those that require management to make significant judgments and involve a higher degree of complexity. There were no material changes to our critical accounting policies or to our valuation techniques as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
See note 6 of notes to condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding Financial Instruments and Fair Value Disclosures, including discussion on our nonperformance risk adjustment and fair value hierarchy Level 3 assets and Level 3 liabilities.
Results of Operations
Introduction
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
Effective January 1, 2010, we adopted ASC Topic 810, Consolidation, which required us to consolidate the revenues and expenses of the CLOs under management from January 1, 2010 through March 31, 2010. On December 1, 2010, we deconsolidated the CLOs under management as a result of the divestiture of the CLO asset management business. See Discontinued Operations below for further discussion.
Results of operations are discussed in more detail below.
Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010
Overview of Financial Results
GAAP net income available to common shares for the first quarter of 2011 was $84.7 million, compared with GAAP net income available to common shares of $86.5 million for the first quarter of 2010. The Company’s GAAP net income available to common shares was driven primarily by net credit swap revenue of $86.1 million and $87.5 million for the first quarter of 2011 and 2010, respectively. Net credit swap revenue for the periods was chiefly attributable to unrealized mark-to-market gains on Primus Financial’s credit swap portfolio.

During the first quarter of 2011, we continued to see a general improvement in global financial and credit markets. Overall, credit spreads continued to contract across the investment grade and non-investment grade sectors, although there was some volatility associated with certain European sovereign credits. The decline in market credit spreads and the contraction in the remaining tenor and size of the credit swap portfolio resulted in unrealized mark-to-market gains in Primus Financial’s credit swap portfolio of $82.7 million in the first quarter of 2011.
During the first quarter of 2011, approximately $997.0 million notional amount of credit swap contracts matured and we expect an additional $1.3 billion notional of Primus Financial’s credit swap portfolio to mature in the remainder of 2011.
Interest income on our portfolio of investments was $2.6 million in the first quarter of 2011, compared with $2.7 million in the first quarter of 2010.
During the three months ended March 31, 2011 and 2010, we recorded net gains of approximately $2.8 million and $4.8 million, respectively, on purchases and retirement of our long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by Primus Financial of its long-term debt.
Interest expense and distributions on preferred securities issued by Primus Financial were $2.5 million in the first quarter of 2011, compared with $2.9 million in the first quarter of 2010. The decrease is primarily attributable to a reduction in our outstanding debt.
Operating expenses were $4.3 million in the first quarter of 2011, compared with $7.8 million in the first quarter of 2010. The decrease in operating expenses was principally a result of reduced employee headcount and a reduction in the size and scope of our business.
On December 1, 2010, we divested our CLO asset management business, which included the sale of our CypressTree subsidiary, a manager and sub-advisor of CLOs. The proceeds from the sale are expected to be received over time and are contingent upon the amount of future fees earned on the CypressTree. As a result of the divestiture of our asset management business on December 1, 2010, the results of operations from this business have been classified as discontinued operations for all periods presented.
The loss from discontinued operations in the first quarter of 2011 was $0.3 million. Income from discontinued operations for the first quarter of 2010 was $91.6 million, of which approximately $2.1 million was attributable to Primus Guaranty common shareholders and $89.4 million which was attributable to non-parent interests in CLOs. The income attributable to non-parent interests comprised the operating results of stand-alone CLOs from January 1, 2010, the date of adoption of ASC Topic 810, Consolidation, through March 31, 2010. See Discontinued Operations below for further information.
Net Credit Swap Revenue
Net credit swap revenue was $86.1 million and $87.5 million for the three months ended March 31, 2011 and 2010, respectively.
Net credit swap revenue includes:
•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended
	March 31,
	2011	2010
Net premiums earned	$11,171	$16,436
Net realized losses on credit swaps	(7,811)	(56,042)
Net unrealized gains on credit swaps	82,738	127,136

Total net credit swap revenue	$86,098	$87,530

Net Premiums Earned
Net premiums earned were $11.2 million and $16.4 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in net premiums is primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. Primus Financial did not write any new credit protection during these periods.
Net Realized Losses on Credit Swaps
Net realized losses on credit swaps were $7.8 million and $56.0 million for the three months ended March 31, 2011 and 2010, respectively. Net realized losses for the three months ended March 31, 2011 primarily consisted of the settlement of a credit event on CDS on ABS.
Net realized losses for the three months ended March 31, 2010 primarily comprised of payments of $35 million relating to the termination of three tranche transactions and $19.2 million to terminate single name credit swaps referencing Ambac Financial Group, Inc.
Net Unrealized Gains on Credit Swaps
Net unrealized gains on credit swaps were $82.7 million and $127.1 million for the three months ended March 31, 2011 and 2010, respectively. The change in unrealized gains on credit swaps reflect general reductions in market credit swap premium levels and maturities of credit swaps in the credit swap portfolio in those periods. In addition, payments to counterparties for the early termination of credit swaps or for credit events during the three months ended March 31, 2011 and 2010 reduced the liability for unrealized losses on credit swaps. Primus Financial makes a nonperformance risk adjustment in determining the fair value of its credit swap liabilities. During the three months ended March 31, 2011 and 2010, Primus Financial recorded nonperformance risk adjustments of $(22.8) million and $(62.8) million, respectively, which is reflected in net credit swap revenue in these periods.
Interest Income
We earned interest income of $2.6 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively. The decrease is primarily attributable to lower invested balances.

Weighted average yields on our cash, cash equivalents and investments were 1.77% in the three months ended March 31, 2011 compared with 1.66% for the three months ended March 31, 2010.
Gain on Retirement of Long-Term Debt
During the three months ended March 31, 2011 and 2010, in aggregate, we recorded gains of $2.8 million and $4.8 million, respectively, on the retirement of long-term debt, net of related write-off of unamortized issuance costs.
During the three months ended March 31, 2011, Primus Guaranty purchased and retired $0.3 million in face value of its 7% Senior Notes at a cost of $0.2 million. As a result, we recorded a gain of $0.1 million on the retirement of our long-term debt, net of a related write-off of unamortized issuance costs.
During the three months ended March 31, 2011, Primus Financial purchased $11.7 million in face value of its subordinated deferrable notes at a cost of $8.8 million. These transactions resulted in a gain of $2.7 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the three months ended March 31, 2010, Primus Financial purchased $11.5 million in face value of its subordinated deferrable notes at a cost of $6.6 million. These transactions resulted in a gain of $4.7 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
Other Income
Other income includes foreign currency revaluation losses and realized and unrealized gains or losses on investment securities and sublease rental income. Other income was $297 thousand and $183 thousand during the three months ended March 31, 2011 and 2010, respectively. The increase was primarily attributable to higher sublease rental income, higher realized gains on investment securities and lower foreign currency revaluation losses.
Operating Expenses
Operating expenses were $4.3 million and $7.8 million for the three months ending March 31, 2011 and 2010, respectively, as summarized in the table below (dollars in thousands).

	Three Months Ended
	March 31,
	2011	2010
Compensation and employee benefits	$2,122	$4,580
Professional and legal fees	822	1,485
Other	1,316	1,723

Total operating expenses	$4,260	$7,788

We reduced the size and scope of our operations during 2010 and 2011, which has resulted in a general reduction in our operating expenses. Compensation and employee benefits include salaries, benefits and share-based compensation. Compensation expense for the three months ended March 31, 2011 decreased by approximately $2.4 million over the comparable prior period. The decrease was primarily the result of reduced employee headcount. The number of full-time employees engaged in continuing operations at March 31, 2011 and 2010 were 13 and 36, respectively. Share-based compensation expense was approximately $0.6 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, and director and officer liability insurance expense. The decrease in professional fees is primarily attributable to lower legal and advisory fees related to the general reduction in the scope of our business.
Other operating expenses include rent, technology and data costs, depreciation and amortization, bank fees, travel and entertainment, exchange fees and other general and administrative expenses.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $1.6 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease was principally the result of reductions in debt outstanding.
From January 1, 2010 through March 31, 2011, we have repurchased $4.5 million of our 7% Senior Notes. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month London Interbank Offered Rates (“LIBOR”) plus a fixed spread of 0.96%. The interest rate swap may be terminated at the option of the counterparty beginning in December 2011. The reduction in principal outstanding had the effect of reducing the net interest expense on these Notes. For the three months ended March 31, 2011 and 2010, we recorded $0.5 million and $0.6 million of net interest expense on the 7% Senior Notes, respectively. Inclusive of the interest rate swap, the weighted average interest rate was 2.33% and 2.53% for the three months ended March 31, 2011 and 2010, respectively.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR. During the course of 2011 and 2010, Primus Financial repurchased $36.5 million of its subordinated deferrable interest notes. For the three months ended March 31, 2011 and 2010, we recorded $1.0 million and $1.2 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of reduced debt levels. The weighted average interest rate on these notes was 3.55% and 3.53% for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all-in rate of 3.44% and 3.41%, respectively. At March 31, 2011, Primus Financial’s subordinated deferrable interest notes of $76.5 million (face value) mature in June 2021 and $34.6 million (face value) mature in July 2034.

Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread of 3% over LIBOR. Primus Financial paid net distributions of approximately $1.0 million and $1.0 million during the three months ended March 31, 2011 and 2010, respectively, on its perpetual preferred securities. The weighted average distribution rate on these securities was 3.26% and 3.17% for the three months ended March 31, 2011 and 2010, respectively.
At March 31, 2011 and 2010, the all-in distribution rate on Primus Financial’s perpetual preferred securities was 3.25% and 3.25%, respectively.
Provision for Income Taxes
Provision for income taxes was $10 thousand and $140 thousand for the three months ended March 31, 2011 and 2010, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $16.6 million and $16.5 million as of March 31, 2011 and December 31, 2010, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of book and tax adjustments related to share-based compensation expense.
Discontinued Operations
In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the buyer of CypressTree. This income will be recorded under the discontinued operations caption in the condensed consolidated statements of operations in future periods.
The loss from discontinued operations was $(0.3) million in the three months ended March 31, 2011, which primarily consisted of sub-advisory CLO fees, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree and changes in the fair value of the contingent receivables from the buyer of CypressTree.
The income from discontinued operations was $91.6 million for the three months ended March 31, 2010, of which approximately $2.1 million was attributable to the Primus Guaranty common shareholders and $89.4 million which was attributable to non-parent interests in CLOs. The income attributable to Primus Guaranty common shareholders primarily comprised asset management fees and appreciation on investments in CLO securities, partly offset by the operating expenses of the asset management business.
See note 7 of notes to condensed consolidated financial statements for further discussion and information related to Discontinued Operations.
Income Taxes
Primus Guaranty, Primus (Bermuda), Ltd., one of our subsidiaries (“Primus Bermuda”), and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial.
Primus Guaranty and certain of its subsidiaries have undergone a U.S. federal income tax audit covering the tax years 2004 through 2006. Although management has not received formal notification from the IRS that the audit has been completed, the statute of limitations for the years in question expired as of December 31, 2010, and the Company has taken the position that the audit has concluded without any additional liability on behalf of the Company. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investment in the subordinated notes of Primus CLO I, Ltd. are likely to be treated as passive foreign investment companies.

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

The following table below presents a reconciliation of our Economic Results (Non-GAAP measures) to GAAP for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

GAAP net income available to common shares	$84,700	$86,522
Adjustments:
Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(82,738)	(127,136)
Realized gains from early termination of credit swaps sold by Primus Financial	—	—
Amortization of realized gains from the early termination of credit swap sold by Primus Financial	39	294
Provision for CDS on ABS credit events	(1,143)	(2,374)
Reduction in provision for CDS on ABS credit events upon termination of credit swaps	7,858	1,819

Economic Results	$8,716	$(40,875)

Economic Results earnings per GAAP diluted share	$0.23	$(1.01)
Economic Results weighted average common shares outstanding — GAAP diluted	38,376	40,280
Economic Results earnings per GAAP diluted share is calculated by dividing Economic Results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have not been any material changes from our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources
Our cash, cash equivalents, restricted cash and investments were $585.0 million and $605.3 million as of March 31, 2011 and December 31, 2010, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. Primus Guaranty is a holding company with no direct operations of its own. At March 31, 2011 and December 31, 2010, Primus Guaranty, Ltd. had $23.2 million and $23.7 million, respectively, of cash and cash equivalents and investments.
Since October 2008, Primus Guaranty has been able to purchase and retire approximately $34.9 million in face value of its 7% Senior Notes at a cost of approximately $14.7 million. At March 31, 2011, the carrying value of the 7% Senior Notes was $90.1 million.
Since the inception of our common share buyback program in 2008, we purchased and retired approximately 10.4 million common shares at a cost of approximately $24.0 million through March 31, 2011.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. Since April 2009, Primus Financial purchased and retired $88.9 million of its debt at a cost of $41.4 million. At March 31, 2011, the total carrying value of the subordinated deferrable interest notes was $111.1 million.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At March 31, 2011, Primus Financial had capital resources of $553.2 million, which includes restricted cash and investments of $133.7 million pledged as security in favor of two counterparties. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts.
At March 31, 2011, the weighted average remaining tenor on the credit swap portfolio was 2.12 years and the total expected future premium receipts on Primus Financial’s single name and tranche credit swap portfolio was approximately $86 million (assuming all credit swaps in the portfolio run to full maturity).
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
At March 31, 2011, Primus Bermuda had investments in securities issued by CLOs with a fair value of approximately $6.5 million, which we have classified as restricted investments. These restricted investments are subject to certain trading restrictions as agreed upon with the buyer of CypressTree.

Cash Flows
Cash flows from operating activities — Net cash used in operating activities was $7.7 million and $72.0 million for the three months ended March 31, 2011 and 2010, respectively. The change primarily was attributable to lower realized losses on credit swaps related to risk mitigation transactions during the first quarter of 2011 compared with the first quarter of 2010. In addition, net cash used in operating activities for the three months ended March 31, 2010 included CLO non-cash items and changes in CLO assets and CLO liabilities as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs. The assets of the CLOs were restricted solely to satisfy the liabilities of the CLOs and were not available to us for our general obligations or in satisfaction of our debt obligations.
Cash flows from investing activities — Net cash used in investing activities was $94.5 million and $56.2 million for the three months ended March 31, 2011 and 2010, respectively. The change primarily was attributable to higher net purchases of available-for-sale securities during the first quarter of 2011 compared with the first quarter of 2010.
Cash flows from financing activities — Net cash used in financing activities was $12.6 million and $24.3 million for the three months ended March 31, 2011 and 2010, respectively. The change primarily was attributable to higher purchases and retirement of long-term debt during the first quarter of 2011 compared with the first quarter of 2010. In addition, net cash used in financing activities for the three months ended March 31, 2010 included repayments of CLO notes by the CLOs as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs.
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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” ”potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	the level of activity within the national and international credit markets;

•	the level of activity in the leveraged buyout and private equity markets;

•	changes and volatility in pricing levels;

•	change in rating agency ratings requirements or methodology;

•	counterparty limits and risk;

•	Legislative, industry and regulatory developments, including changes in accounting principles;

•	the extent and timing of any share or debt repurchases;

•	changes in tax laws;

•	changes and volatility in international or national political, economic or industry markets or conditions;

•	terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and international financial and capital markets or specific industries or companies;

•	the effects of implementation of new or revised accounting pronouncements; and

•	uncertainties that have not been identified at this time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of March 31, 2011, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $45.8 million.
We face other market risks, which are likely to have a lesser impact upon our net income (loss) available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pay distributions that are based upon LIBOR. A difference between the distribution rates we pay and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by $239,531 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $111.1 million of subordinated deferrable interest notes at March 31, 2011. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $281,608 annually.
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
The Company has carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report have been made known to them in a timely fashion.
There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls can prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures and internal controls are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.
Part II. Other Information

Item 1.	Legal Proceedings
In the ordinary course of operating our business, we may encounter litigation from time to time. However, we are not party to nor are we currently aware of any material pending or overtly threatened litigation.
However, at the time Primus Asset Management, Inc. acquired CypressTree Investment Management, LLP, a proceeding that had been initiated on May 6, 2005 was pending before the United States District Court for the Southern District of New York. The proceeding was brought by Fern D. Simmons, as plaintiff, against the former partners of CypressTree and CypressTree, as defendants. After a trial in March 2011, the jury returned a verdict on March 23, 2011, finding that certain of the partners had engaged in, and breached, a joint venture with plaintiff; that certain of the partners breached their fiduciary duties to the plaintiff; that CypressTree was unjustly enriched by plaintiff, and that CypressTree owed quantum meruit damages to plaintiff. On April 29, 2011, the plaintiff’s counsel filed with the court an acknowledgment that a full and complete satisfaction had been made of, among others, CypressTree’s judgment, in the amount of $1,314,159, which had been made by Primus Asset Management. This acknowledgement was docketed by the court on May 5, 2011. The Company continues to believe it has adequate rights against the former partners of and other stakeholders in CypressTree to cover the legal costs and liability arising out of this litigation.

Item 1A.	Risk Factors
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the first quarter ended March 31, 2011:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans or
Period	Purchased	per Share	or Programs	Programs (a)

January 1 – 31	142,600	$5.01	142,600	$32,471,821
February 1 – 28	129,000	$5.01	129,000	$31,825,531
March 1 – 31	153,200	$4.99	153,200	$31,061,063

Total	424,800	$5.00	424,800

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or our 7% Senior Notes in the aggregate up to $25.0 million. On February 3, 2010, our board of directors authorized an additional expenditure of up to $15.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On July 29, 2010, our board of directors authorized an additional expenditure of up to $5.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On October 27, 2010, our board of directors authorized an additional expenditure of up to $10.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. The amounts in this column do not reflect the cost of approximately $14.7 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended March 31, 2011.

Item 6.	Exhibits
Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: May 13, 2011

Primus Guaranty, Ltd.
Exhibit Index

Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002