Form 10-Q
period 2011-06-30
PRIMUS GUARANTY LTD
filed 2011-08-12
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2011, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 37,144,073.

Primus Guaranty, Ltd.
Form 10-Q
For the quarterly period ended June 30, 2011

Part I. Financial Information

Item 1.	Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(in thousands except share amounts)

	June 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$115,516	$177,736
Investments (includes $335,856 and $288,815 at fair value as of June 30, 2011 and December 31, 2010, respectively)	336,027	288,985
Restricted cash and investments	135,080	138,540
Accrued interest and premiums	5,632	5,860
Unrealized gain on credit swaps, at fair value	2,396	2,006
Debt issuance costs, net	3,865	4,072
Other assets (includes $9,605 and $11,559 at fair value as of June 30, 2011 and December 31, 2010, respectively)	12,840	17,660

Total assets	$611,356	$634,859

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$4,401	$8,701
Unrealized loss on credit swaps, at fair value	255,364	395,164
Payable for credit events	2,531	3,447
Long-term debt	202,688	215,828
Restructuring liabilities	61	3,729
Other liabilities	3,440	6,025

Total liabilities	468,485	632,894

Commitments and contingencies
Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 37,239,493 and 38,078,790 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,978	3,046
Additional paid-in capital	272,069	275,453
Accumulated other comprehensive income	4,810	3,333
Retained earnings (deficit)	(227,132)	(372,969)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd	52,725	(91,137)
Preferred securities of subsidiary	90,146	93,102

Total equity	142,871	1,965

Total liabilities and equity	$611,356	$634,859

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Net credit swap revenue (loss)	$61,009	$(189,708)	$147,107	$(102,178)
Interest income	2,569	3,541	5,180	6,240
Gain on retirement of long-term debt	—	2,676	2,760	7,433
Other income (loss)	321	(51)	618	132

Total revenues	63,899	(183,542)	155,665	(88,373)

Expenses
Compensation and employee benefits	1,570	4,546	3,692	9,126
Professional and legal fees	674	2,178	1,496	3,663
Interest expense	1,546	1,737	3,113	3,606
Other	1,077	1,777	2,393	3,500

Total expenses	4,867	10,238	10,694	19,895

Income (loss) from continuing operations before provision (benefit) for income taxes	59,032	(193,780)	144,971	(108,268)
Provision (benefit) for income taxes	1	(113)	11	27

Income (loss) from continuing operations, net of tax	59,031	(193,667)	144,960	(108,295)
Income (loss) from discontinued operations, net of tax	2,808	(119,937)	2,538	(28,386)

Net income (loss)	61,839	(313,604)	147,498	(136,681)
Less:
Distributions on preferred securities of subsidiary	702	724	1,661	1,712
Net loss from discontinued operations attributable to non-parent interests in CLOs	—	(125,934)	—	(36,521)

Net income (loss) available to common shares	$61,137	$(188,394)	$145,837	$(101,872)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.55	$(5.00)	$3.78	$(2.84)

Income (loss) from discontinued operations	$0.08	$0.16	$0.07	$0.21

Net income (loss) available to common shares	$1.63	$(4.84)	$3.85	$(2.63)

Diluted:
Income (loss) from continuing operations	$1.55	$(5.00)	$3.76	$(2.84)

Income (loss) from discontinued operations	$0.07	$0.16	$0.07	$0.21

Net income (loss) available to common shares	$1.62	$(4.84)	$3.83	$(2.63)

Weighted average common shares outstanding:
Basic	37,638	38,903	37,881	38,795
Diluted	37,837	38,903	38,124	38,795
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss) available to common shares	$145,837	$(101,872)
Net loss attributable to non-parent interests in CLOs	—	(36,521)
Distributions on preferred securities of subsidiary	1,661	1,712

Net income (loss)	147,498	(136,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items included in net income (loss):
Net unrealized losses on CLO loans and securities	—	6,366
Net unrealized losses on CLO notes	—	92,558
Net realized gains by the CLOs	—	(42,580)
Net unrealized (gains) losses on credit swaps	(140,190)	67,712
Gain on retirement of long-term debt	(2,760)	(7,433)
Other	3,019	2,336
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	—	(25,219)
CLO other assets	—	(16,261)
CLO other liabilities	—	46,444
Proceeds from sale of CLO loans and securities	—	525,125
Purchases of CLO loans and securities	—	(514,785)
Restricted cash	(2,010)	(1,992)
Accrued interest and premiums	228	(652)
Other assets	3,654	(446)
Trading account assets	—	(53,346)
Accounts payable and accrued expenses	(3,405)	(3,260)
Payable for credit events	(916)	(23,964)
Restructuring liabilities	(3,668)	—
Other liabilities	(1,510)	24,680

Net cash used in operating activities	(60)	(61,398)

Cash flows from investing activities
Purchases of available-for-sale investments	(225,063)	(122,569)
Maturities and sales of available-for-sale investments	180,663	77,021
Payments received from CLO investments	1,362	—
Purchases of fixed assets	(6)	(23)

Net cash used in investing activities	(43,044)	(45,571)

Cash flows from financing activities
Repayment of CLO notes by the CLOs	—	(35,127)
Retirement of long-term debt	(9,069)	(12,500)
Purchase and retirement of common shares	(6,511)	(3,269)
Purchase of preferred securities of subsidiary	(1,875)	—
Net preferred distributions of subsidiary	(1,661)	(1,712)

Net cash used in financing activities	(19,116)	(52,608)

Net effect of exchange rate changes on cash	—	(74)
Net increase (decrease) in cash	(62,220)	(159,651)
Cash and cash equivalents at beginning of period	177,736	299,514

Cash and cash equivalents at end of period	$115,516	$139,863

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,161	$3,679
Cash paid for taxes	$—	$41
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Common shares
Balance at beginning of period	$3,046	$3,061
Common shares purchased and retired	(98)	(166)
Shares issued under employee compensation plans	30	151

Balance at end of period	2,978	3,046

Additional paid-in capital
Balance at beginning of period	275,453	280,685
Common shares purchased and retired	(6,443)	(13,135)
Shares vested under employee compensation plans	1,978	7,903
Preferred shares purchased by subsidiary	1,081	—

Balance at end of period	272,069	275,453

Accumulated other comprehensive income (loss)
Balance at beginning of period	3,333	2,148
Foreign currency translation adjustments	—	30
Change in unrealized holding gains on available-for-sale securities	1,477	1,155

Balance at end of period	4,810	3,333

Retained earnings (deficit)
Balance at beginning of period	(372,969)	(628,443)
Net income	147,498	197,462
Net loss attributable to non-parent interests in CLOs	—	61,174
Distributions on preferred securities of subsidiary	(1,661)	(3,162)

Balance at end of period	(227,132)	(372,969)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	—	265,639
Net loss attributable to non-parent interests in CLOs	—	(61,174)
Deconsolidation of CLOs	—	(204,465)

Balance at end of period	—	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.	52,725	(91,137)

Preferred securities of subsidiary
Balance at beginning of period	93,102	93,102
Net purchase of preferred shares	(2,956)	—

Balance at end of period	90,146	93,102

Total equity at end of period	$142,871	$1,965

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Primus Guaranty have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the use of estimates) considered necessary for a fair presentation pursuant to these requirements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for any interim period are not necessarily indicative of the results for a full year.
The condensed consolidated financial statements are presented in U.S. dollar equivalents. During the periods presented, the Company’s credit swap activities were conducted by Primus Financial in U.S. dollars and euros.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 under the fair value hierarchy. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for certain additional disclosures regarding activity in Level 3 fair value measurements. Since these amended principles require only additional disclosures concerning fair value measurements, adoption of ASU No. 2010-06 did not affect the Company’s financial condition, results of operations or cash flows.
In May 2011, the FASB issued ASU 2011-04, which amends the measurement and disclosure requirements for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact of this guidance.

In June 2011, the FASB issued ASU 2011-05, which will require additional disclosure with respect to other comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact of this guidance.
3. Investments
The following tables summarize the composition of the Company’s available-for-sale and held-to-maturity investments at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$323,540	$4,639	$(61)	$328,118
Asset-backed securities	1,120	251	(18)	1,353

Total available-for-sale	324,660	4,890	(79)	329,471

Held-to-maturity:
Certificate of deposit	171	—	—	171

Total held-to-maturity	171	—	—	171

Total investments	$324,831	$4,890	$(79)	$329,642

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$284,090	$3,378	$(311)	$287,157
Asset-backed securities	1,392	266	—	1,658

Total available-for-sale	285,482	3,644	(311)	288,815

Held-to-maturity:
Certificate of deposit	170	—	—	170

Total held-to-maturity	170	—	—	170

Total investments	$285,652	$3,644	$(311)	$288,985

As of June 30, 2011, all of the corporate debt securities will mature before December 2014. The asset-backed securities are estimated to mature between 2012 and 2033, although the actual maturity may be sooner. As of December 31, 2010, all of the corporate debt securities will mature before December 2014. The asset-backed securities were estimated to mature between 2011 and 2034.
As of June 30, 2011, the Company held an estimated fair value $6.4 million of investments in securities issued by CLOs, which were classified as trading investments.

The tables below summarize the fair value of available-for-sale investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$41,963	$(61)	$—	$—	$41,963	$(61)
Asset-backed securities	129	(18)	—	—	129	(18)

Total	$42,092	$(79)	$—	$—	$42,092	$(79)

	December 31, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$78,053	$(311)	$—	$—	$78,053	$(311)

Total	$78,053	$(311)	$—	$—	$78,053	$(311)

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
During the three and six months ended June 30, 2011 and 2010, it was determined that there were no credit related, other than temporary, impairment losses on investments.
4. Restricted Cash and Investments
Restricted cash represents amounts held by a counterparty as security for credit swap contracts. Restricted investments are comprised of a held-to-maturity corporate note issued by a counterparty as security for credit swap contracts, which is scheduled to mature in March 2013. The carrying value of the held-to-maturity corporate note was $38.4 million and $37.8 million at June 30, 2011 and December 31, 2010, respectively. The amortized cost of the held-to-maturity corporate note approximates fair value. As of June 30, 2011 and December 31, 2010, the Company’s consolidated financial statements include $135.1 million and $138.5 million, respectively, of restricted cash and investments.

5. Credit Swaps
Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) as presented in the condensed consolidated statements of operations is comprised of changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps before their stated maturity, realized losses on credit events and premium income or expense. The realization of gains or losses on the termination of credit swaps or credit events generally will result in a reduction in unrealized gains or losses and accrued premium at the point in time realization occurs.
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
The table below presents the components of net credit swap revenue (loss) for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net premiums earned	$10,224	$15,234	$21,395	$31,670
Net realized losses on credit swaps	(6,667)	(10,094)	(14,478)	(66,136)
Net unrealized gains (losses) on credit swaps	57,452	(194,848)	140,190	(67,712)

Net credit swap revenue (loss)	$61,009	$(189,708)	$147,107	$(102,178)

Net realized losses in the table above include gains and losses on terminated credit swaps and losses on credit events.
Credit Events and Terminations of Credit Swaps
The following table presents the components of net realized losses recorded by Primus Financial related to risk mitigation transactions, terminations of credit swaps and credit events for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net realized losses on single name credit swaps	$(652)	$(10,011)	$(605)	$(29,234)
Net realized losses on tranches	(4,032)	(83)	(4,032)	(35,083)
Net realized losses on CDS on ABS	(1,983)	—	(9,841)	(1,819)

Total net realized losses	$(6,667)	$(10,094)	$(14, 478)	$(66,136)

Net realized losses on credit swaps were $6.7 million and $10.1 million for the three months ended June 30, 2011 and 2010, respectively. Net realized losses for the three months ended June 30, 2011 consisted of a $2.0 million payment in connection with the settlement of a credit event on CDS on ABS and $4.7 million in payments to terminate or amend swap transactions to reduce exposure to one mortgage insurer. Net realized losses for the three months ended June 30, 2010 primarily comprised payments to terminate single name credit swaps referencing two financial guaranty (monoline) companies.
Net realized losses on credit swaps were $14.5 million and $66.1 million for the six months ended June 30, 2011 and 2010, respectively. Net realized losses for the six months ended June 30, 2011 primarily comprised payments to settle credit events on CDS on ABS and payments to terminate or amend swap transactions to reduce exposure to one mortgage insurer. Net realized losses for the six months ended June 30, 2010 primarily comprised payments to terminate single name credit swaps referencing two financial guaranty (monoline) companies and a payment to a bank counterparty relating to the termination of three tranche transactions.

Credit Swap Portfolio Information
The tables below summarize, by Standard & Poor’s Ratings Services (“S&P”) credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or loss for fair values of credit swap transactions outstanding as of June 30, 2011 and December 31, 2010 (in thousands). Ratings for tranche transactions have been estimated using ratings models available to the Company. If a Reference Entity is not rated by S&P, an equivalent credit rating is obtained from another Nationally Recognized Statistical Rating Organization, if available.

	June 30, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$58,506	$(107)	$55,143	$(144)
AA	1,025,080	(3,137)	1,137,217	(8,776)
A	2,174,248	(1,171)	2,831,049	(8,407)
BBB	1,589,383	975	1,946,885	(1,094)
BB	254,522	(763)	231,167	(359)
B	37,251	(149)	66,691	(886)
CCC	—	—	40,000	(638)
Non rated	339,434	(31,179)	302,819	(57,286)

Total	$5,478,424	$(35,531)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
AAA	$2,650,000	$(107,319)	$2,650,000	$(168,627)
AA	200,000	(9,884)	450,000	(49,035)
A	300,000	(23,091)	300,000	(30,390)
BBB	550,000	(45,661)	300,000	(22,193)
BB	50,000	(3,217)	50,000	(5,175)
Non rated	43,317	(16,801)	43,317	(19,373)

Total	$3,793,317	$(205,973)	$3,793,317	$(294,793)

CDS on ABS:
BBB	$577	$(327)	$736	$(358)
CCC	10,000	(8,327)	18,000	(15,794)
CC	3,000	(2,809)	5,000	(4,683)

Total	$13,577	$(11,463)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name:
A	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

The table below shows the rating category of the credit swap portfolio by counterparty, as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
Rating Category	Amount	Value	Amount	Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$1,299,136	$(1,812)	$1,675,212	$(5,970)
A	4,179,288	(33,719)	4,935,759	(71,620)

Total	$5,478,424	$(35,531)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
AA	$2,293,317	$(137,858)	$1,843,317	$(147,723)
A	1,500,000	(68,115)	1,500,000	(98,034)
BBB	—	—	450,000	(49,036)

Total	$3,793,317	$(205,973)	$3,793,317	$(294,793)

CDS on ABS:
A	$13,577	$(11,463)	$23,736	$(20,835)

Total	$13,577	$(11,463)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name:
A	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty, as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
Domicile	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$1,797,263	$(29,262)	$2,429,477	$(57,512)
Europe	3,414,161	(4,943)	3,834,494	(17,814)
Asia-Pacific	237,000	(1,352)	317,000	(2,065)
Others	30,000	26	30,000	(199)

Total	$5,478,424	$(35,531)	$6,610,971	$(77,590)

By Counterparty:
North America	$2,065,088	$(2,981)	$2,649,509	$(13,665)
Europe	3,386,336	(32,388)	3,924,462	(63,603)
Asia-Pacific	27,000	(162)	37,000	(322)

Total	$5,478,424	$(35,531)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche
By Counterparty:
North America	$600,000	$(18,870)	$600,000	$(31,442)
Europe	3,193,317	(187,103)	3,193,317	(263,351)

Total	$3,793,317	$(205,973)	$3,793,317	$(294,793)

CDS on ABS
By Reference Entity:
North America	$13,577	$(11,463)	$23,736	$(20,835)

Total	$13,577	$(11,463)	$23,736	$(20,835)

By Counterparty:
North America	$3,577	$(3,136)	$13,736	$(12,038)
Europe	10,000	(8,327)	10,000	(8,797)

Total	$13,577	$(11,463)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

By Counterparty:
Europe	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

The table below shows the distribution of the credit swap portfolio, by year of maturity as of June 30, 2011 and December 31, 2010 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	June 30, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Credit Swaps Sold-Single Name

Year of Maturity
2011	$895,299	$(30,679)	$2,261,170	$(57,836)
2012	3,837,527	(7,200)	3,659,132	(22,212)
2013	745,598	2,348	690,669	2,458

Total	$5,478,424	$(35,531)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(1,686)	$375,000	$(5,117)
2013	93,317	(20,018)	93,317	(24,548)
2014	3,325,000	(184,269)	3,325,000	(265,128)

Total	$3,793,317	$(205,973)	$3,793,317	$(294,793)

CDS on ABS
Estimated Year of Maturity
2011	$—	$—	$18,000	$(16,000)
2012	8,000	(6,971)	5,000	(4,477)
2015	5,000	(4,165)	—	—
2020	—	—	736	(358)
2023	577	(327)	—	—

Total	$13,577	$(11,463)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

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
Corporate debt securities and the interest rate swap are categorized within Level 2 of the fair value hierarchy. The interest rate swap is included in the “Other assets” caption in the condensed consolidated statements of financial condition.
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

Nonperformance Risk Adjustment — Credit Swap Portfolio
The Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. Since the adoption of ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008, the Company has incorporated a nonperformance risk adjustment in the computation of the fair value of the credit swap portfolio. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. The Company derives an estimate of a credit spread because there is no observable market credit spread on Primus Financial. This estimated credit spread was obtained by reference to similar entities, primarily in the financial insurance industry, which have observable credit spreads.
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value, in the condensed consolidated statements of financial condition as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$291,244	$456,498
Nonperformance risk adjustments	(35,880)	(61,334)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$255,364	$395,164

The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue (loss) in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net credit swap revenue (loss) without nonperformance risk adjustments	$63,693	$(252,567)	$172,561	$(102,277)
Nonperformance risk adjustments	(2,684)	62,859	(25,454)	99

Net credit swap revenue (loss) after nonperformance risk adjustments	$61,009	$(189,708)	$147,107	$(102,178)

Fair Value Hierarchy Tables
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable	Total Assets /
	for Identical	Inputs	Inputs	Liabilities
	Assets (Level 1)	(Level 2)	(Level 3)	at Fair Value

Assets
Investments	$—	$328,118	$7,738	$335,856
Unrealized gain on credit swaps	—	—	2,396	2,396
Other assets	—	1,457	8,148	9,605

Total Assets	$—	$329,575	$18,282	$347,857

Liabilities
Unrealized loss on credit swaps	$—	$—	$255,364	$255,364
Other liabilities	—	—	3,011	3,011

Total Liabilities	$—	$—	$258,375	$258,375

Level 3 assets at June 30, 2011 were $18.3 million, or 5.3% of the total assets measured at fair value. Level 3 liabilities at June 30, 2011 were $258.4 million, or 100% of total liabilities measured at fair value.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable	Total Assets /
	for Identical	Inputs	Inputs	Liabilities
	Assets (Level 1)	(Level 2)	(Level 3)	at Fair Value

Assets
Investments	$—	$287,157	$1,658	$288,815
Restricted investments	—	—	6,114	6,114
Unrealized gain on credit swaps	—	—	2,006	2,006
Other assets	—	2,602	8,957	11,559

Total Assets	$—	$289,759	$18,735	$308,494

Liabilities
Unrealized loss on credit swaps	$—	$—	$395,164	$395,164
Other liabilities			5,148	5,148

Total Liabilities	$—	$—	$400,312	$400,312

Level 3 assets at December 31, 2010 were $18.7 million, or 6.1% of the total assets measured at fair value. Level 3 liabilities at December 31, 2010 were $400.3 million, or 100% of total liabilities measured at fair value.

Level 3 Assets and Liabilities Reconciliation Tables
Level 3 Assets
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2011				June 30, 2010
			Unrealized			Unrealized
			Gain on			Gain on
		Restricted	Credit	Other		Credit
	Investments	Investments	Swaps	Assets	Investments	Swaps
Balance, beginning of period	$1,721	$6,480	$3,259	$9,087	$1,152	$1,873
Realized (gains) losses	134	—	—	—	56	83
Unrealized gains. (losses)	66	—	(863)	14	10	(1,830)
Purchases	16	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(679)	—	—	(953)	(21)	—
Transfers into Level 3	—	—	—	—	—	—
Reclassification	6,480	(6,480)	—	—	—	—

Balance, end of period	$7,738	$—	$2,396	$8,148	$1,197	$126

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
			Unrealized			Unrealized
			Gain on			Gain on
		Restricted	Credit	Other		Credit
	Investments	Investments	Swaps	Assets	Investments	Swaps
Balance, beginning of period	$1,658	$6,114	$2,006	$8,957	$1,344	$2,207
Realized (gains) losses	269	—	—	—	92	83
Unrealized gains. (losses)	238	—	390	963	(63)	(2,164)
Purchases	159	—	—	—	1,127	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(700)	—	—	(1,772)	(1,303)	—
Transfers into Level 3	—	—	—	—	—	—
Reclassification	6,114	(6,114)	—	—	—	—

Balance, end of period	$7,738	$—	$2,396	$8,148	$1,197	$126

Realized and unrealized gains and loss on Level 3 assets (unrealized gain on credit swaps) are included in the “Net credit swap revenue (loss)” caption in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.
Unrealized gains and losses on Level 3 available-for-sale investments are recorded in the “Accumulated other comprehensive income” caption, which is a component of the “Total shareholders’ equity (deficit) of Primus Guaranty, Ltd.” caption in the condensed consolidated statements of financial condition.
Unrealized gains on Level 3 trading investments are included in the “Income (loss) from discontinued operations, net of tax” caption in the condensed consolidated statements of operations.
Unrealized gains on Level 3 other assets are included in the “Income (loss) from discontinued operations, net of tax” caption in the condensed consolidated statements of operations.

Level 3 Liabilities
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Unrealized		Unrealized
	Loss on	Other	Loss on	Other
	Credit Swaps	Liabilities	Credit Swaps	Liabilities	CLO Notes
Balance, beginning of period	$(313,679)	$(7,014)	$(564,436)	$(6,812)	$(2,208,804)
Adoption of ASC Topic 810, Consolidation	—	—	—	—	—
Net realized losses	6,667	—	10,011	—	(3,306)
Unrealized gains (losses)	51,648	1,798	(203,112)	(2,305)	(73,976)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	2,205	—	—	19,503
Transfers into Level 3	—	—	—	—	—

Balance, end of period	$(255,364)	$(3,011)	$(757,537)	$(9,117)	$(2,266,583)

The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Unrealized		Unrealized
	Loss on	Other	Loss on	Other
	Credit Swaps	Liabilities	Credit Swaps	Liabilities	CLO Notes
Balance, beginning of period	$(395,164)	$(5,148)	$(691,905)	$(5,470)	$—
Adoption of ASC Topic 810, Consolidation	—	—	—	—	(2,210,642)
Net realized losses	14,478	—	66,053	—	(6,115)
Unrealized gains (losses)	125,322	(482)	(131,685)	(3,647)	(84,952)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	2,619	—	—	35,126
Transfers into Level 3	—	—	—	—	—

Balance, end of period	$(255,364)	$(3,011)	$(757,537)	$(9,117)	$(2,266,583)

Realized and unrealized gains and losses on Level 3 unrealized loss on credit swaps are included in the “Net credit swap revenue (loss)” caption in the condensed consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.

Changes in Level 3 other liabilities are included in the “Income (loss) from discontinued operations, net of tax” caption in the condensed consolidated statements of operations.
Changes in Level 3 CLO notes are included in “Income (loss) from discontinued operations, net of tax” caption in the condensed consolidated statements of operations.
Financial Instruments Not Carried at Fair Value
The Company’s long-term debt is recorded at historical amounts. At June 30, 2011, the carrying value and fair value of the 7% Senior Notes due 2036 issued by Primus Guaranty (“the 7% Senior Notes”) were $90.1 million and $80.4 million, respectively. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price.
During the three months ended June 30, 2011, Primus Guaranty did not purchase any of its 7% Senior Notes. During the six months ended June 30, 2011, Primus Guaranty repurchased $0.3 million of face value of its 7% Senior Notes at a cost of $0.2 million, which resulted in a net realized gain of $0.1 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs. The weighted average net interest rate for the 7% Senior Notes was 2.36% and 2.43% for the three months ended June 30, 2011 and 2010, respectively.
At June 30, 2011, the carrying value of Primus Financial’s subordinated deferrable interest notes was $111.1 million. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no consistently available market or pricing of which the Company is aware for such notes. The weighted average interest rate on these notes was 3.54% and 3.57% for the three months ended June 30, 2011 and 2010, respectively.
At June 30, 2011, Primus Financial’s subordinated deferrable interest notes of $76.5 million (face value) are scheduled to mature in June 2021 and $34.6 million (face value) mature in July 2034.
During the three months ended June 30, 2011, Primus Financial did not repurchase any of its subordinated deferrable interest notes. During the six months ended June 30, 2011, Primus Financial repurchased $11.7 million of face value of its subordinated deferrable interest notes at a cost of $8.8 million, which resulted in a net realized gain of $2.7 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.

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
Effective January 1, 2010, upon consolidation of the CLOs then under management, the Company elected fair value option treatment under ASC Topic 825-10-25 to measure the CLO loans (including unfunded loan commitments) and securities and the CLO notes, as the determination of the carrying amounts was not practicable. The Company determined that measurement of the notes issued by CLOs at fair value better correlates with the value of the loans and securities held by CLOs, which are held to provide the cash flows for the note obligations. Upon consolidation of the CLOs on January 1, 2010, the difference between the fair value amounts of the CLO assets and CLO liabilities was recorded in appropriated retained earnings from CLO consolidations as a cumulative effect adjustment. Effective December 1, 2010, the CLOs under management were deconsolidated as the Company was no longer determined to be the primary beneficiary of such CLOs.
7. Discontinued Operations
On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree to a third party. The results of the CLO asset management business have been reclassified as discontinued operations for all periods presented.
Discontinued operations for the three and six months ended June 30, 2011 primarily consist of the fee revenues, changes in the fair value of the contingent receivables from the buyer of CypressTree, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree, changes in the value of CLO investments and operating expenses of the CLO asset management business.
Discontinued operations for the three and six months ended June 30, 2010 primarily consist of operating expenses of the CLO asset management business, together with the operating results of the stand-alone CLOs for the period from January 1, 2010 through June 30, 2010. The operating results of the stand-alone CLOs were consolidated into the Company’s financial statements as a result of the Company’s adoption of ASC Topic 810, Consolidation, on January 1, 2010. Upon the divestiture of the CLO asset management business, which included the sale of CypressTree on December 1, 2010, the Company determined that it was no longer the primary beneficiary of the CLOs and deconsolidated the CLOs. The operating results of the stand-alone CLOs are identified in the “Net loss from discontinued operations attributable to non-parent interests in CLOs” caption in the Company’s condensed consolidated statements of operations.

In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the buyer of CypressTree. This income is recorded in the “Discontinued Operations” caption in the condensed consolidated statements of operations.
The following table represents summarized financial information related to discontinued operations as included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Asset management fees	$622	$91	$1,112	$268
Interest income	739	—	1,362	1
Other income	1,986	—	2,200	—
Net CLO revenue (loss)	—	(124,842)	—	(47,249)
CLO interest income, net	—	11,252	—	28,837

Total revenues	3,347	(113,499)	4,674	(18,143)

Expenses
Compensation and employee benefits	4	1,220	72	2,065
Professional and legal fees	14	130	89	284
Other	521	2,813	1,975	4,626
CLO expenses	—	2,302	—	3,292

Total expenses	539	6,465	2,136	10,267

Income (loss) before provision for income taxes and income (loss) attributable to non-parent interests in CLOs	2,808	(119,964)	2,538	(28,410)
Provision for income taxes	—	(27)	—	(24)

Income (loss) from discontinuing operations, net of tax	2,808	(119,937)	2,538	(28,386)
Income (loss) from discontinued operations attributable to non-parent interests in CLOs	—	(125,934)	—	(36,521)

Income (loss) attributable to common shares	$2,808	$5,997	$2,538	$8,135

For the three and six months ended June 30, 2011, the “Other income” in the “Revenues” caption noted in the tables above includes the changes in the fair value of the contingent receivables from the buyer of CypressTree and the “Other” in the “Expenses” caption above includes changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree.

8. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income (loss) from continuing operations, net of tax	$59,031	$(193,667)	$144,960	$(108,295)
Income (loss) from discontinued operations, net of tax	2,808	(119,937)	2,538	(28,386)

Net income (loss)	61,839	(313,604)	147.498	(136,681)
Less:
Distributions on preferred securities of subsidiary	702	724	1,661	1,712
Net income (loss) from discontinued operations attributable to non-parent interests in CLOs	—	(125,934)	—	(36,521)

Net income (loss) available to common shares	$61,137	$(188,394)	$145,837	$(101,872)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.55	$(5.00)	$3.78	$(2.84)
Income (loss) from discontinued operations	$0.08	$0.16	$0.07	$0.21

Net income (loss) available to common shares	$1.63	$(4.84)	$3.85	$(2.63)

Diluted:
Income (loss) from continuing operations	$1.55	$(5.00)	$3.76	$(2.84)
Income (loss) from discontinued operations	$0.07	$0.16	$0.07	$0.21

Net income (loss) available to common shares	$1.62	$(4.84)	$3.83	$(2.63)

Weighted average common shares outstanding:
Basic	37,638	38,903	37,881	38,795
Effect of dilutive instruments:
Restricted share units	199	—	243	—

Diluted	37,837	38,903	38,124	38,795

For the three months ended June 30, 2011 and 2010, approximately 0.7 million and 3.8 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. For the six months ended June 30, 2011 and 2010, approximately 0.8 million and 4.0 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
9. Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including share options and other forms of equity compensation, based on estimated fair value of share options, performance shares, restricted shares and share units. During the three and six months ended June 30, 2010, share-based compensation expense was determined on the date of grant and was being expensed on a straight-line method over the related vesting period of the entire award. During the fourth quarter of 2010, the Company reclassified certain share awards using a share-based liability method, which requires those share-based payment awards to be remeasured at fair value at each reporting period until settlement. As a result of this reclassification, the Company elected to use the accelerated expense recognition method for these awards that are subject to graded vesting based on a service condition. Under this method, expense is recorded on a straight-line method for each separately vesting portion of the award. Share-based compensation expense is included in the “Compensation and employee benefits” caption in the condensed consolidated statements of operations.
The fair value of performance shares awarded with a market condition are determined using a Monte Carlo simulation pricing model which requires certain estimates for values of variables used in the model. Performance shares with a market condition are amortized over the estimated expected term derived from the model. During the three months ended March 31, 2011, the Company granted 420,000 performance share awards that will vest upon the common share price reaching and maintaining specified price targets and satisfaction of certain service conditions.
The Company recorded share-based compensation expense of approximately $0.5 million and $1.8 million during the three months ended June 30, 2011 and 2010, respectively. The Company recorded share-based compensation expense of approximately $1.1 million and $3.3 million during the six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011, total unrecognized share-based compensation expense related to nonvested share awards was $1.8 million. This expense is expected to be recognized over a weighted average period of one year.

10. Comprehensive Income (loss)
Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$61,839	$(313,604)	$147,498	$(136,681)

Other comprehensive income (loss):

Foreign currency translation adjustments	—	(36)	—	(74)
Change in net unrealized gains (losses) on available-for-sale investments	1,581	1,423	1,477	2,805

Comprehensive income (loss)	63,420	(312,217)	148,975	(133,950)
Less: Distributions on preferred securities of subsidiary	702	724	1,661	1,712
Less: Net loss attributable to non-parent interests in CLOs	—	(125,934)	—	(36,521)

Comprehensive income (loss) available to common shares	$62,718	$(187,007)	$147,314	$(99,141)

11. Segment Reporting
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which significantly affected the Company’s consolidated financial statements during the three months and six months ended June 30, 2010, which required it to consolidate the assets, liabilities, revenues and expenses of all CLOs under management. As a result of the adoption of ASC Topic 810, Consolidation, commencing with the first quarter of 2010, the Company’s segment reporting was modified. The Company’s operations were reorganized into two segments for financial reporting purposes: (i) credit protection, asset management and corporate, and (ii) the CLOs on a stand-alone basis.

As previously noted, on December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree. As a result, the CLO asset management business has been reclassified as discontinued operations for the three and six months ended June 30, 2010. See note 7 for further information on Discontinued Operations. In addition, the Company’s segment reporting was modified to a current single reportable segment and as such, segment reporting disclosure is no longer applicable to the Company.

	Three Months Ended June 30, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs	Consolidated
	Corporate	Stand-alone	Totals
Revenues:
Net credit swap revenue (loss)	$(189,708)	$—	$(189,708)
Interest income	3,541	—	3,541
Gain on retirement of long-term debt	2,676	—	2,676
Other income	(51)	—	(51)

Total revenues (losses)	$(183,542)	$—	$(183,542)

Expenses:
Compensation and employee benefits	$4,546	$—	$4,546
Professional and legal fees	2,178	—	2,178
Interest expense	1,737	—	1,737
Other expenses	1,777	—	1,777

Total expenses	$10,238	$—	$10,238

Income (loss) from continuing operations before provision for income taxes	$(193,780)	$—	$(193,780)
Provision (benefit) for income tax	(113)	—	(113)

Income (loss) from continuing operations, net of tax	(193,667)	—	(193,667)
Income (loss) from discontinued operations, net of tax	5,997	(125,934)	(119,937)

Net income	$(187,670)	$(125,934)	$(313,604)
Less: Distributions on preferred securities of subsidiary	724	—	724
Less: Net loss attributable to non-parent interests in CLOs	$—	$(125,934)	$(125,934)

Net loss available to common shares	$(188,394)	$—	$(188,394)

Segment assets	$666,222	$2,596,413	$3,262,635

	Six Months Ended June 30, 2010
	Credit
	Protection,
	Asset
	Management	CLOs	Consolidated
	and Corporate	Stand-alone	Totals
Revenues:
Net credit swap revenue (loss)	$(102,178)	$—	$(102,178)
Interest income	6,240	—	6,240
Gain on retirement of long-term debt	7,433	—	7,433
Other income	132	—	132

Total revenues (losses)	$(88,373)	$—	$(88,373)

Expenses:
Compensation and employee benefits	$9,126	$—	$9,126
Professional and legal fees	3,663	—	3,663
Interest expense	3,606	—	3,606
Other expenses	3,500	—	3,500

Total expenses	$19,895	$—	$19,895

Income from continuing operations before provision for income taxes	$(108,268)	$—	$(108,268)
Provision for income tax	27	—	27

Income (loss) from continuing operations, net of tax	(108,295)	—	(108,295)
Income (loss) from discontinued operations, net of tax	8,135	(36,521)	(28,386)

Net income	$(100,160)	$(36,521)	$(136,681)
Less: Distributions on preferred securities of subsidiary	1,712	—	1,712
Less: Net income attributable to non-parent interests in CLOs	$—	$(36,521)	$(36,521)

Net income available to common shares	$(101,872)	$—	$(101,872)

Segment assets	$666,222	$2,596,413	$3,262,635

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
At June 30, 2011, Primus Financial’s credit swap portfolio had a total notional amount of $9.3 billion, which included $5.5 billion of single name credit swaps, $3.8 billion of tranches and $13.6 million of CDS on ABS. Primus Financial’s portfolio of credit swaps includes single name credit swaps denominated in euros. Euro-denominated credit swaps comprised 37% of the total notional amount of Primus Financial’s credit swaps portfolio at June 30, 2011. See note 5 of notes to condensed consolidated financial statements for further information relating to the credit swap portfolio.
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
Effective January 1, 2010, we adopted ASC Topic 810, Consolidation, which required us to consolidate the revenues and expenses of the CLOs under management from January 1, 2010 through June 30, 2010. On December 1, 2010, we deconsolidated the CLOs under management as a result of the divestiture of the CLO asset management business. See Discontinued Operations below for further discussion.
Results of operations are discussed in more detail below.
Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010
Overview of Financial Results
GAAP net income available to common shares for the second quarter of 2011 was $61.1 million, compared with GAAP net loss available to common shares of $188.4 million for the second quarter of 2010. The Company’s GAAP net income (loss) available to common shares was driven primarily by net credit swap revenue (loss) of $61.0 million and $(189.7) million for the second quarter of 2011 and 2010, respectively. Net credit swap revenue (loss) for the periods was chiefly attributable to unrealized mark-to-market gains (losses) on Primus Financial’s credit swap portfolio.

During the second quarter of 2011, net credit swap revenue was $61.0 million, which comprised premium income of $10.2 million, realized losses on credit swaps of $6.7 million and unrealized mark-to-market gains of $57.4 million. The net credit swap loss of $189.7 million in the second quarter of 2010 comprised premium income of $15.2 million, realized losses on credit swaps of $10.1 million and unrealized mark-to-market losses of $194.8 million.
Interest income on our portfolio of investments was $2.6 million in the second quarter of 2011, compared with $3.5 million in the second quarter of 2010.
During the three months ended June 30, 2010, we recorded net gains of approximately $2.7 million on purchases and retirement of our long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by Primus Financial of its long-term debt. Primus Guaranty did not repurchase any of its 7% Senior Notes during the three months ended June 30, 2011. Primus Financial did not repurchase any of its long-term debt during the three months ended June 30, 2011.
Interest expense and distributions on preferred securities issued by Primus Financial were $2.2 million in the second quarter of 2011, compared with $2.5 million in the second quarter of 2010. The decrease is primarily attributable to a reduction in our outstanding debt.
Operating expenses from continuing operations were $3.3 million in the second quarter of 2011, compared with $8.5 million in the second quarter of 2010. The decrease in operating expenses was principally a result of a reduction in the size and scope of our business and reduced employee headcount.
On December 1, 2010, we divested our CLO asset management business, which included the sale of our CypressTree subsidiary, a manager and sub-advisor of CLOs. The proceeds from the sale are expected to be received over time and are contingent upon the amount of future fees earned by the CypressTree. As a result of this divestiture of our asset management business, the results of operations from this business have been classified as discontinued operations for all periods presented.
Income from discontinued operations in the second quarter of 2011 was $2.8 million. Loss from discontinued operations in the second quarter of 2010 was $119.9 million, of which income of approximately $6.0 million was attributable to Primus Guaranty common shareholders and a loss of approximately $125.9 million which was attributable to non-parent interests in CLOs. The income attributable to non-parent interests comprised the operating results of stand-alone CLOs from January 1, 2010, the date of adoption of ASC Topic 810, Consolidation, through June 30, 2010. See Discontinued Operations below for further information.

Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $61.0 million and $(189.7) million for the three months ended June 30, 2011 and 2010, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the three months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended
	June 30,
	2011	2010
Net premiums earned	$10,224	$15,234
Net realized losses on credit swaps	(6,667)	(10,094)
Net unrealized gains (losses) on credit swaps	57,452	(194,848)

Total net credit swap revenue	$61,009	$(189,708)

Net Premiums Earned
Net premiums earned were $10.2 million and $15.2 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in net premiums is primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. The notional principal on the portfolio was $9.3 billion as at June 30, 2011, compared with $14.1 billion as at June 30, 2010. Primus Financial did not write any new credit protection during these periods.
Net Realized Losses on Credit Swaps
Net realized losses on credit swaps were $6.7 million and $10.1 million for the three months ended June 30, 2011 and 2010, respectively. Net realized losses for the three months ended June 30, 2011 were primarily the result of payments totaling $4.7 million to counterparties to terminate certain single name and tranche exposures relating to one mortgage insurer. In addition, a payment of $2.0 million was made to settle a claim for a CDS on ABS which had previously suffered a credit event.
Net realized losses for the three months ended June 30, 2010 primarily comprised payments of $10.0 million to terminate single name credit swaps referencing two financial guaranty (monoline) companies

Net Unrealized Gains (Losses) on Credit Swaps
Net unrealized gains (losses) on credit swaps were $57.5 million and $(194.8) million for the three months ended June 30, 2011 and 2010, respectively. During the second quarter of 2011, we saw a decline in the weighted average market credit swap spreads in Primus Financial’s credit swap portfolio. The decline in swap spreads, together with a contraction in the remaining tenor and size of the credit swap portfolio, combined to produce unrealized mark-to-market gains in the second quarter of 2011. Weighted average market credit swap spreads in Primus Financial’s credit swap portfolio increased in the second quarter 2010 resulting in unrealized mark-to-market losses. Primus Financial makes a nonperformance risk adjustment in determining the fair value of its credit swap liabilities. During the three months ended June 30, 2011 and 2010, Primus Financial recorded gains (losses) from nonperformance risk adjustments of $(2.7) million and $62.9 million, respectively, which is reflected in net credit swap revenue in these periods.
Interest Income
We earned interest income of $2.6 million and $3.5 million for the three months ended June 30, 2011 and 2010, respectively. The decrease is primarily attributable to lower interest rates earned on the investment portfolio.
Weighted average yields on our cash, cash equivalents and investments were 1.77% in the three months ended June 30, 2011, compared with 2.43% for the three months ended June 30, 2010.
Gain on Retirement of Long-Term Debt
During the three months ended June 30, 2011, Primus Guaranty did not purchase any of its 7% Senior Notes, nor did Primus Financial repurchase any of its subordinated deferrable notes. During the three months ended June 30, 2010, in aggregate, we recorded gains of $2.7 million, on the retirement of long-term debt, net of related write-off of unamortized issuance costs.
During the three months ended June 30, 2010, Primus Guaranty purchased and retired $3.1 million in face value of its 7% Senior Notes at a cost of $2.2 million. These transactions resulted in a gain of $0.8 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the three months ended June 30, 2010, Primus Financial purchased $5.6 million in face value of its subordinated deferrable notes at a cost of $3.7 million. These transactions resulted in a gain of $1.9 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
Other Income (Loss)
Other income (loss) includes realized and unrealized gains or losses on trading securities, sublease rental income and foreign currency revaluation losses. Other income (loss) was $321 thousand and $(51) thousand during the three months ended June 30, 2011 and 2010, respectively. The increase was primarily attributable to increased sublease rental income.

Operating Expenses
Operating expenses from continuing operations were $3.3 million and $8.5 million for the three months ending June 30, 2011 and 2010, respectively, as summarized in the table below (dollars in thousands).

	Three Months Ended
	June 30,
	2011	2010
Compensation and employee benefits	$1,570	$4,546
Professional and legal fees	674	2,178
Other	1,077	1,777

Total operating expenses	$3,321	$8,501

We reduced the size and scope of our operations during 2010 and 2011, which has resulted in a general reduction in our operating expenses. Compensation and employee benefits include salaries, benefits and share-based compensation. Compensation expense for the three months ended June 30, 2011 was $1.6 million, a reduction of $2.9 million from the second quarter of 2010. The decrease was primarily the result of reduced employee headcount. The number of full-time employees engaged in continuing operations at June 30, 2011 and 2010 were 12 and 34, respectively. Share-based compensation expense was approximately $0.5 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, and director and officer liability insurance expense. Other operating expenses include rent, technology and data costs, depreciation and amortization, bank fees, travel and entertainment, exchange fees and other general and administrative expenses. The decrease in professional fees and other operating expenses is primarily attributable to lower legal and advisory fees related to the general reduction in the scope of our business.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $1.5 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively. The decrease was principally the result of reductions in debt outstanding.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month London Interbank Offered Rates (“LIBOR”) plus a fixed spread of 0.96%. The counterparty has the right to terminate the interest rate swap beginning in December 2011. Inclusive of the interest rate swap, we recorded $0.5 million and $0.5 million of net interest expense on the 7% Senior Notes for the three months ended June 30, 2011 and 2010, respectively. The weighted average net interest rate was 2.36% and 2.43% for the three months ended June 30, 2011 and 2010, respectively.

Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR. From January 1, 2010 through June 30, 2011, Primus Financial repurchased $36.5 million of its subordinated deferrable interest notes. For the three months ended June 30, 2011 and 2010, we recorded $1.0 million and $1.2 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of a reduction in outstanding debt. The weighted average interest rate on these notes was 3.54% and 3.57% for the three months ended June 30, 2011 and 2010, respectively. At June 30, 2011, Primus Financial’s subordinated deferrable interest notes of $76.5 million (face value) mature in June 2021 and $34.6 million (face value) mature in July 2034. At June 30, 2011 and 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all-in rate of 3.37% and 3.49%, respectively.
Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread of 3% over LIBOR. Primus Financial paid net distributions of approximately $0.7 million and $0.7 million during the three months ended June 30, 2011 and 2010, respectively, on its perpetual preferred securities. The weighted average distribution rate on these securities was 3.20% and 3.07% for the three months ended June 30, 2011 and 2010, respectively.
At June 30, 2011 and 2010, the all-in distribution rate on Primus Financial’s perpetual preferred securities was 3.19% and 3.35%, respectively.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was $1 thousand and $(113) thousand for the three months ended June 30, 2011 and 2010, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $17.0 million and $16.5 million as of June 30, 2011 and December 31, 2010, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of tax adjustments related to share-based compensation expense.
Discontinued Operations
In December 2010, Primus Asset Management sold its CypressTree subsidiary to Commercial Industrial Finance Corp. (“CIFC”). The proceeds from the sale are contingent on the amount of future CLO management fees received. Primus Asset Management established a contingent receivable to record the estimated value of the future fees. Primus Asset Management had previously also established a contingent liability to reflect amounts due to the prior owners of CypressTree under the terms of its purchase of the company in 2009. Changes to the estimated contingent receivable and liability, together with any cash payments or receipts under the agreements, are recorded as discontinued operations in the condensed consolidated statements of operations. In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the buyer of CypressTree. This income is also recorded under the “Discontinued Operations” caption in the condensed consolidated statements of operations.

Income from discontinued operations was $2.8 million in the three months ended June 30, 2011, which primarily consisted of unrealized gain from investment securities, interest income from investment securities, sub-advised CLO fees, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree and changes in the fair value of the contingent receivables from the buyer of CypressTree.
The loss from discontinued operations was $119.9 million for the three months ended June 30, 2010, of which income of approximately $6.0 million was attributable to the Primus Guaranty common shareholders and a loss of $125.9 million was attributable to non-parent interests in CLOs. The income attributable to Primus Guaranty common shareholders primarily comprised asset management fees and investment income on investments in CLO securities, partly offset by the operating expenses of the asset management business.
See note 7 of notes to condensed consolidated financial statements for further discussion and information related to Discontinued Operations.
Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010
Overview of Financial Results
GAAP net income available to common shares for the six months ended June 30, 2011 was $145.8 million, compared with GAAP net loss available to common shares of $(101.9) million for the six months ended June 30, 2010. The Company’s GAAP net income (loss) available to common shares was driven primarily by net credit swap revenue (loss) of $147.1 million and $(102.2) million for the six months ended June 30, 2011 and 2010, respectively. Net credit swap revenue (loss) for the periods was chiefly attributable to unrealized mark-to-market gains (losses) on Primus Financial’s credit swap portfolio.
Interest income on our portfolio of investments was $5.2 million for the six months ended June 30, 2011, compared with $6.2 million for the six months ended June 30, 2010.
During the six months ended June 30, 2011 and 2010, we recorded net gains of approximately $2.8 million and $7.4 million, respectively, on purchases and retirement of our long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by Primus Financial of its subordinated deferrable notes.
Interest expense and distributions on preferred securities issued by Primus Financial were $4.8 million for the six months ended June 30, 2011, compared with $5.3 million for the six months ended June 30, 2010. The decrease is primarily attributable to a reduction in our outstanding debt.
Operating expenses from continuing operations were $7.6 million for the six months ended June 30, 2011, compared with $16.3 million for the six months ended June 30, 2010. The decrease in operating expenses was principally a result of a reduction in the size and scope of our business and reduced employee headcount.
On December 1, 2010, we divested our CLO asset management business, which included the sale of our CypressTree subsidiary, a manager and sub-advisor of CLOs. The proceeds from the sale are expected to be received over time and are contingent upon the amount of future fees earned on the CypressTree CLO transactions. As a result of the divestiture of our asset management business on December 1, 2010, the results of operations from this business have been classified as discontinued operations for all periods presented.

Income from discontinued operations for the six months ended June 30, 2011 was $2.5 million. Loss from discontinued operations for the six months ended June 30, 2010 was $28.4 million, of which income of approximately $8.1 million was attributable to Primus Guaranty common shareholders and a loss of $36.5 million was attributable to non-parent interests in CLOs.
Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $147.1 million and $(102.2) million for the six months ended June 30, 2011 and 2010, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gain (losses) on terminated credit swaps and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue for the six months ended June 30, 2011 and 2010 (in thousands).

	Six Months Ended
	June 30,
	2011	2010
Net premiums earned	$21,395	$31,670
Net realized losses on credit swaps	(14,478)	(66,136)
Net unrealized gains (losses) on credit swaps	140,190	(67,712)

Total net credit swap revenue	$147,107	$(102,178)

Net Premiums Earned
Net premiums earned were $21.4 million and $31.7 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in net premiums is primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. Primus Financial did not write any new credit protection during these periods.
Net Realized Losses on Credit Swaps
Net realized losses on credit swaps were $14.5 million and $66.1 million for the six months ended June 30, 2011 and 2010, respectively. Net realized losses for the six months ended June 30, 2011 primarily consisted of payments of $9.8 million for the settlement of credit events on CDS on ABS transactions and $4.7 million to terminate or amend swap transactions to reduce exposure to one mortgage insurer.
Net realized losses for the six months ended June 30, 2010 primarily comprised of payments of $35 million relating to the termination of three tranche transactions and $29.2 million to terminate single name credit swaps referencing two financial guaranty (monoline) companies

Net Unrealized Gains (Losses) on Credit Swaps
Net unrealized gains (losses) on credit swaps were $140.2 million and $(67.7) million for the six months ended June 30, 2011 and 2010, respectively. The change in unrealized gains (losses) on credit swaps reflect general reductions, increases in market credit swap premium levels, reductions in the average remaining maturity and contractions in the notional size and remaining maturity of the credit swap portfolio in those periods. In addition, payments to counterparties for the settlement of credit events or early termination or amendment of credit swaps during the six months ended June 30, 2011 and 2010 reduced the liability for unrealized losses on credit swaps. Primus Financial makes a nonperformance risk adjustment in determining the fair value of its credit swap liabilities. During the six months ended June 30, 2011 and 2010, Primus Financial recorded gains (losses) from nonperformance risk adjustments of $(25.3) million and $0.1 million, respectively, which is reflected in net credit swap revenue (loss) in these periods.
Interest Income
We earned interest income of $5.2 million and $6.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease is primarily attributable to reductions in the yields on our investment portfolio.
Weighted average yields on our cash, cash equivalents and investments were 1.77% for the six months ended June 30, 2011, compared with 2.15% for the six months ended June 30, 2010.
Gain on Retirement of Long-Term Debt
During the six months ended June 30, 2011 and 2010, in aggregate, we recorded gains of $2.8 million and $7.4 million, respectively, on the retirement of long-term debt, net of related write-off of unamortized issuance costs.
During the six months ended June 30, 2011, Primus Guaranty purchased and retired $0.3 million in face value of its 7% Senior Notes at a cost of $0.2 million. As a result, we recorded a gain of $0.1 million on the retirement of our long-term debt, net of a related write-off of unamortized issuance costs.
During the six months ended June 30, 2011, Primus Financial purchased $11.7 million in face value of its subordinated deferrable notes at a cost of $8.8 million. These transactions resulted in a gain of $2.7 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the six months ended June 30, 2010, Primus Guaranty purchased $3.2 million in face value of its 7% Senior Notes at a cost of $2.2 million. These transactions resulted in a gain of $0.8 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the six months ended June 30, 2010, Primus Financial purchased $17.1 million in face value of its subordinated deferrable notes at a cost of $10.3 million. These transactions resulted in a gain of $6.6 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.

Other Income (Loss)
Other income (loss) includes realized and unrealized gains or losses on trading securities, sublease rental income and foreign currency revaluation losses. Other income was $618 thousand and $132 thousand during the six months ended June 30, 2011 and 2010, respectively. The increase was primarily attributable to increased sublease rental income and lower foreign currency revaluation losses.
Operating Expenses
Operating expenses from continuing operations were $7.6 million and $16.3 million for the six months ending June 30, 2011 and 2010, respectively, as summarized in the table below (dollars in thousands).

	Six Months Ended
	June 30,
	2011	2010
Compensation and employee benefits	$3,692	$9,126
Professional and legal fees	1,496	3,663
Other	2,393	3,500

Total operating expenses	$7,581	$16,289

We reduced the size and scope of our operations during 2010 and 2011, which has resulted in a general reduction in our operating expenses. Compensation and employee benefits include salaries, benefits and share-based compensation. Compensation expense for the six months ended June 30, 2011 was $3.7 million, a reduction of $5.4 million from the first six months of 2010. The decrease was primarily the result of reduced employee headcount. The number of employees engaged in continuing operations at June 30, 2011 and 2010 were 12 and 34, respectively. Share-based compensation expense was approximately $1.1 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, and director and officer liability insurance expense. Other operating expenses include rent, technology and data costs, depreciation and amortization, bank fees, travel and entertainment, exchange fees and other general and administrative expenses. The decrease in professional fees and other operating expenses is primarily attributable to lower legal and advisory fees related to the general reduction in the scope of our business.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $3.1 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively. The decrease was principally the result of reductions in debt outstanding.
From January 1, 2010 through June 30, 2011, we have repurchased $4.5 million of our 7% Senior Notes. The reduction in principal outstanding had the effect of reducing the net interest expense on these Notes. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The interest rate swap may be terminated at the option of the counterparty beginning in December 2011. Inclusive of the interest rate swap, we recorded $1.1 million and $1.2 million of net interest expense on the 7% Senior Notes for the six months ended June 30, 2011 and 2010, respectively. The weighted average net interest rate was 2.34% and 2.46% for the six months ended June 30, 2011 and 2010, respectively.

Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes continue to be set at the contractually specified rates over LIBOR. During the course of 2011 and 2010, Primus Financial repurchased $36.5 million of its subordinated deferrable interest notes. For the six months ended June 30, 2011 and 2010, we recorded $2.0 million and $2.4 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of reduced debt levels. The weighted average interest rate on these notes was 3.53% and 3.54% for the six months ended June 30, 2011 and 2010, respectively.
Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread of 3% over LIBOR. Primus Financial paid net distributions of approximately $1.7 million and $1.7 million during the six months ended June 30, 2011 and 2010, respectively, on its perpetual preferred securities. The weighted average distribution rate on these securities was 3.23% and 3.62% for the six months ended June 30, 2011 and 2010, respectively.
Provision for Income Taxes
Provision for income taxes was $11 thousand and $27 thousand for the six months ended June 30, 2011 and 2010, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $16.6 million and $16.5 million as of June 30, 2011 and December 31, 2010, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of tax adjustments related to share-based compensation expense.
Discontinued Operations
In December 2010, Primus Asset Management sold its CypressTree subsidiary to CIFC. The proceeds from the sale are contingent on the amount of future CLO management fees received by CypressTree. Primus Asset Management established a contingent receivable to record the estimated value of the future fees. Primus Asset Management had previously also established a contingent liability to reflect amounts due to the prior owners of CypressTree under the terms of its purchase of the company in 2009. Changes to the estimated contingent receivable and liability, together with any cash payments or receipts under the agreements, are recorded as discontinued operations in the condensed consolidated statements of operations. In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the buyer of CypressTree. This income is also recorded under the discontinued operations caption in the condensed consolidated statements of operations.
The gain from discontinued operations was $2.5 million for the six months ended June 30, 2011, which primarily consisted of sub-advised CLO fees, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree, changes in the value of CLO equity investments and changes in the fair value of the contingent receivables from the buyer of CypressTree.

The loss from discontinued operations was $28.4 million for the six months ended June 30, 2010, of which income from discounted operations of approximately $8.1 million was attributable to the Primus Guaranty common shareholders and $36.5 million of loss from discontinued operations was attributable to non-parent interests in CLOs. The income attributable to Primus Guaranty common shareholders primarily comprised asset management fees and appreciation on investments in CLO securities, partly offset by the operating expenses of the asset management business.
See note 7 of notes to condensed consolidated financial statements for further discussion and information related to Discontinued Operations.
Income Taxes
Primus Guaranty, Primus (Bermuda), Ltd, one of our subsidiaries (“Primus Bermuda”), and Primus Financial are not expected to be engaged in the active conduct of a trade or business in the United States and as a result are not expected to be subject to U.S. federal, state or local income tax. Primus Asset Management is a United States domiciled corporation and is subject to U.S. federal, state and local income tax on its income, including on fees received from Primus Financial.
Primus Guaranty and certain of its subsidiaries have undergone a U.S. federal income tax audit covering the tax years 2004 through 2006. Although management has not received formal notification from the U.S. Internal Revenue Service that the audit has been completed, the statute of limitations for the years in question expired as of December 31, 2010, and the Company has taken the position that the audit has concluded without any additional liability on behalf of the Company. For U.S. federal income tax purposes, Primus Guaranty, Primus Bermuda and Primus Bermuda’s investment in the subordinated notes of Primus CLO I, Ltd. are likely to be treated as passive foreign investment companies.
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

The following table below presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

GAAP net income (loss) available to common shares	$61,137	$(188,394)	$145,837	$(101,872)
Adjustments:
Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	(57,452)	194,963	(140,190)	67,827
Realized gains from early termination of credit swaps sold by Primus Financial	—	—	—	—
Amortization of realized gains from the early termination of credit swap sold by Primus Financial	30	264	69	558
Provision for CDS on ABS credit events	(255)	—	(1,398)	(2,374)
Reduction in provision for CDS on ABS credit events upon termination of credit swaps	1,983	—	9,841	1,819

Net Economic Results	$5,443	$6,833	$14,159	$(34,042)

Economic Results earnings per GAAP diluted share	$0.14	$0.18	$0.37	$(0.88)
Economic Results weighted average common shares outstanding — GAAP diluted	37,837	38,903	38,124	38,795
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

Liquidity and Capital Resources
Our cash, cash equivalents, restricted cash and investments were $586.6 million and $605.3 million as of June 30, 2011 and December 31, 2010, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. At June 30, 2011 and December 31, 2010, Primus Guaranty, Ltd. had $22.1 million and $23.7 million, respectively, of cash and cash equivalents and investments.
Since October 2008, Primus Guaranty has been able to purchase and retire approximately $34.9 million in face value of its 7% Senior Notes at a cost of approximately $14.7 million. At June 30, 2011, the carrying value of the 7% Senior Notes was $90.1 million.
Since the inception of our common share buyback program in 2008, we purchased and retired approximately 11.2 million common shares at a cost of approximately $28.1 million through June 30, 2011.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. Since April 2009, Primus Financial purchased and retired $88.9 million of its debt at a cost of $41.4 million. At June 30, 2011, the total carrying value of the subordinated deferrable interest notes was $111.1 million.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At June 30, 2011, Primus Financial had capital resources of $555.8 million, which includes restricted cash and investments of $135.1 million pledged as security in favor of two counterparties. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts.
At June 30, 2011, the weighted average remaining tenor on the credit swap portfolio was 1.93 years and the total expected future premium receipts on Primus Financial’s single name and tranche credit swap portfolio was approximately $76.5 million (assuming all credit swaps in the portfolio run to full maturity).
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
At June 30, 2011, Primus Bermuda and Primus Asset Management had investments in securities issued by CLOs with a fair value of approximately $6.4 million, which we have classified as trading investments.

Cash Flows
Cash flows from operating activities — Net cash used in operating activities was $0.1 million and $61.4 million for the six months ended June 30, 2011 and 2010, respectively. The change primarily was attributable to lower realized losses on credit swaps related to risk mitigation transactions during the first six months of 2011 compared with the first six months of 2010. In addition, net cash used in operating activities for the six months ended June 30, 2010 included CLO non-cash items and changes in CLO assets and CLO liabilities as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs. The assets of the CLOs were restricted solely to satisfy the liabilities of the CLOs and were not available to us for our general obligations or in satisfaction of our debt obligations.
Cash flows from investing activities — Net cash used in investing activities was $43.0 million and $45.6 million for the six months ended June 30, 2011 and 2010, respectively. The change primarily was attributable to payments received from CLO investments.
Cash flows from financing activities — Net cash used in financing activities was $19.1 million and $52.6 million for the six months ended June 30, 2011 and 2010, respectively. The change primarily was attributable to repayment of CLO notes by the CLOs.
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
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of June 30, 2011, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $41.5 million.
We face other market risks, which are likely to have a lesser impact upon our net income (loss) available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pay distributions that are based upon LIBOR. A difference between the distribution rates we pay and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by $231,927 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $111.1 million of subordinated deferrable interest notes at June 30, 2011. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $281,608 annually.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. Assuming a 25 basis point increase or decrease in three-month LIBOR, our interest expense would increase or decrease by $190,104 annually. The counterparty has the right to terminate the interest rate swap beginning in December 2011.

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
However, at the time Primus Asset Management, Inc. acquired CypressTree Investment Management, LLP, a proceeding that had been initiated on May 6, 2005 was pending before the United States District Court for the Southern District of New York. The proceeding was brought by Fern D. Simmons, as plaintiff, against the former partners of CypressTree and CypressTree, as defendants. After a trial in March 2011, the jury returned a verdict on March 23, 2011, finding that certain of the partners had engaged in, and breached, a joint venture with plaintiff; that certain of the partners breached their fiduciary duties to the plaintiff; that CypressTree was unjustly enriched by plaintiff, and that CypressTree owed quantum meruit damages to plaintiff. On April 29, 2011, the plaintiff’s counsel filed with the court an acknowledgment that a full and complete satisfaction had been made of, among others, CypressTree’s judgment, in the amount of $1,314,159, which had been made by Primus Asset Management. This acknowledgement was docketed by the court on May 5, 2011. The Company continues to believe it has adequate rights against the former partners of and other stakeholders in CypressTree to cover the judgment and interest paid by Primus Asset Management, the legal fees and expenses and other liability incurred in or arising out of this litigation.

Item 1A.	Risk Factors
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the second quarter ended June 30, 2011:

			Total Number of
			Shares Purchased as	Approximate Dollar
	Total Number	Average	Part of Publicly	Value of Shares that May
	of Shares	Price Paid	Announced Plans or	Yet Be Purchased under
Period	Purchased	per Share	Programs	the Plans or Programs (a)

April 1 – 30	100,200	$4.99	100,200	$30,329,079
May 1 – 31	553,216	$4.89	553,216	$27,624,049
June 1 – 30	149,000	$5.00	149,000	$26,878,454

Total	802,416	$4.92	802,416

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or our 7% Senior Notes in the aggregate up to $25.0 million. On February 3, 2010, our board of directors authorized an additional expenditure of up to $15.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On July 29, 2010, our board of directors authorized an additional expenditure of up to $5.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On October 27, 2010, our board of directors authorized an additional expenditure of up to $10.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. The amounts in this column do not reflect the cost of approximately $14.7 million for purchases of our 7% Senior Notes, since inception of our buyback program through the quarter ended June 30, 2011.

Item 6.	Exhibits
Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD.
/s/ Richard Claiden
Richard Claiden
Chief Executive Officer

/s/ Christopher N. Gerosa
Christopher N. Gerosa
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
Date: August 12, 2011

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