Form 10-Q
period 2011-09-30
PRIMUS GUARANTY LTD
filed 2011-11-10
CIK 1170593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2011, the number of shares outstanding of the issuer’s common shares, $0.08 par value, was 35,191,656.

Primus Guaranty, Ltd.
Form 10-Q
For the quarterly period ended September 30, 2011

Part I. Financial Information

Item 1.	Financial Statements
Primus Guaranty, Ltd.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(in thousands except share amounts)

	September 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$107,299	$177,736
Investments (includes $328,743 and $288,815 at fair value as of September 30, 2011 and December 31, 2010, respectively)	328,914	288,985
Restricted cash and investments	136,882	138,540
Accrued interest and premiums	5,405	5,860
Unrealized gain on credit swaps, at fair value	—	2,006
Debt issuance costs, net	3,706	4,072
Other assets (includes $8,504 and $11,559 at fair value as of September 30, 2011 and December 31, 2010, respectively)	12,422	17,660

Total assets	$594,628	$634,859

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$4,285	$8,701
Unrealized loss on credit swaps, at fair value	546,266	395,164
Payable for credit events	2,092	3,447
Long-term debt	191,511	215,828
Restructuring liabilities	36	3,729
Other liabilities	3,357	6,025

Total liabilities	747,547	632,894

Commitments and contingencies
Equity (Deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 35,334,749 and 38,078,790 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,825	3,046
Additional paid-in capital	262,621	275,453
Accumulated other comprehensive income	1,726	3,333
Retained earnings (deficit)	(510,237)	(372,969)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd	(243,065)	(91,137)
Preferred securities of subsidiary	90,146	93,102

Total equity (deficit)	(152,919)	1,965

Total liabilities and equity	$594,628	$634,859

See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Net credit swap revenue (loss)	$(283,404)	$227,547	$(136,297)	$125,369
Interest income	2,436	3,674	7,616	9,914
Gain on retirement of long-term debt	2,061	752	4,821	8,185
Other income	153	2,513	771	2,645

Total revenues	(278,754)	234,486	(123,089)	146,113

Expenses
Compensation and employee benefits	1,443	4,036	5,135	13,162
Professional and legal fees	706	1,742	2,202	5,405
Interest expense	1,445	1,760	4,558	5,366
Other	994	1,851	3,387	5,351

Total expenses	4,588	9,389	15,282	29,284

Income (loss) from continuing operations before provision (benefit) for income taxes	(283,342)	225,097	(138,371)	116,829
Provision (benefit) for income taxes	—	71	11	98

Income (loss) from continuing operations, net of tax	(283,342)	225,026	(138,382)	116,731
Income (loss) from discontinued operations, net of tax	919	(19,622)	3,457	(48,008)

Net income (loss)	(282,423)	205,404	(134,925)	68,723
Less:
Distributions on preferred securities of subsidiary	682	732	2,343	2,444
Net loss from discontinued operations attributable to non-parent interests in CLOs	—	(24,355)	—	(60,876)

Net income (loss) available to common shares	$(283,105)	$229,027	$(137,268)	$127,155

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(7.79)	$5.90	$(3.76)	$2.97
Income (loss) from discontinued operations	$0.03	$0.12	$0.09	$0.33

Net income (loss) available to common shares	$(7.76)	$6.02	$(3.67)	$3.30

Diluted:
Income (loss) from continuing operations	$(7.79)	$5.60	$(3.76)	$2.80
Income (loss) from discontinued operations	$0.03	$0.12	$0.09	$0.32

Net income (loss) available to common shares	$(7.76)	$5.72	$(3.67)	$3.12

Weighted average common shares outstanding:
Basic	36,470	38,049	37,411	38,546
Diluted	36,470	40,042	37,411	40,737
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income (loss) available to common shares	$(137,268)	$127,155
Net loss attributable to non-parent interests in CLOs	—	(60,876)
Distributions on preferred securities of subsidiary	2,343	2,444

Net income (loss)	(134,925)	68,723
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items included in net income (loss):
Net unrealized gains on CLO loans and securities	—	(36,482)
Net unrealized losses on CLO notes	—	177,700
Net realized gains by the CLOs	—	(54,067)
Net unrealized (gains) losses on credit swaps	153,108	(163,364)
Gain on retirement of long-term debt	(4,821)	(8,185)
Other	6,345	3,680
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	—	(41,832)
CLO other assets	—	19,547
CLO other liabilities	—	24,932
Proceeds from sale of CLO loans and securities	—	728,428
Purchases of CLO loans and securities	—	(720,141)
Restricted cash	(3,484)	(3,410)
Accrued interest and premiums	455	(1,018)
Other assets	3,354	(1,505)
Trading account assets	5,253	(54,568)
Accounts payable and accrued expenses	(3,144)	(2,732)
Payable for credit events	(1,355)	(24,558)
Restructuring liabilities	(3,693)	—
Other liabilities	(1,594)	28,481

Net cash provided by (used in) operating activities	15,499	(60,371)

Cash flows from investing activities
Business acquisition	—	(3,427)
Fixed asset purchases	(6)	(23)
Payments received from CLO investments	2,091	552
Purchases of available-for-sale investments	(255,311)	(179,645)
Maturities and sales of available-for-sale investments	205,872	138,191

Net cash used in investing activities	(47,354)	(44,352)

Cash flows from financing activities
Repayment of CLO notes by the CLOs	—	(37,209)
Retirement of long-term debt	(17,368)	(14,233)
Purchase and retirement of common shares	(16,996)	(8,190)
Purchase of preferred securities of subsidiary	(1,875)	—
Net preferred distributions of subsidiary	(2,343)	(2,444)

Net cash used in financing activities	(38,582)	(62,076)

Net effect of exchange rate changes on cash	—	(41)
Net decrease in cash	(70,437)	(166,840)
Cash and cash equivalents at beginning of period	177,736	299,514

Cash and cash equivalents at end of period	$107,299	$132,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,483	$4,197
Cash paid for taxes	$—	$67
See accompanying notes.

Primus Guaranty, Ltd.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Common shares
Balance at beginning of period	$3,046	$3,061
Common shares purchased and retired	(257)	(166)
Shares issued under employee compensation plans	36	151

Balance at end of period	2,825	3,046

Additional paid-in capital
Balance at beginning of period	275,453	280,685
Common shares purchased and retired	(16,775)	(13,135)
Shares vested under employee compensation plans	2,862	7,903
Preferred shares purchased by subsidiary	1,081	—

Balance at end of period	262,621	275,453

Accumulated other comprehensive income (loss)
Balance at beginning of period	3,333	2,148
Foreign currency translation adjustments	—	30
Change in unrealized holding gains on available-for-sale securities	(1,607)	1,155

Balance at end of period	1,726	3,333

Retained earnings (deficit)
Balance at beginning of period	(372,969)	(628,443)
Net income	(134,925)	197,462
Net loss attributable to non-parent interests in CLOs	—	61,174
Distributions on preferred securities of subsidiary	(2,343)	(3,162)

Balance at end of period	(510,237)	(372,969)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	—	265,639
Net loss attributable to non-parent interests in CLOs	—	(61,174)
Deconsolidation of CLOs	—	(204,465)

Balance at end of period	—	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd	(243,065)	(91,137)

Preferred securities of subsidiary
Balance at beginning of period	93,102	93,102
Net purchase of preferred shares	(2,956)	—

Balance at end of period	90,146	93,102

Total equity at end of period	$(152,919)	$1,965

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
During 2009, the Company announced its intention to amortize Primus Financial’s credit swap portfolio. It is expected that Primus Financial’s existing credit swap contracts will expire at maturity unless terminated early through credit events or credit risk mitigation transactions. It is not currently expected that additional credit swaps will be added to Primus Financial’s portfolio.
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
In May 2011, the FASB issued ASU No. 2011-04, which amends the measurement and disclosure requirements for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing this guidance, but believes it will not have any impact on its statements of financial condition, operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, which will require additional disclosure related to the presentation of other comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact of this guidance, but believes it will not have any impact on its statements of financial condition, operations or cash flows.
3. Investments
The following tables summarize the composition of the Company’s available-for-sale and held-to-maturity investments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Corporate debt securities	$326,274	$3,245	$(2,001)	$327,518
Asset-backed securities	264	497	(15)	746

Total available-for-sale	326,538	3,742	(2,016)	328,264

Held-to-maturity:
Certificate of deposit	171	—	—	171

Total held-to-maturity	171	—	—	171

Total investments	$326,709	$3,742	$(2,016)	$328,435

As of September 30, 2011, the Company held an estimated fair value of $479 thousand in a security issued by a CLO, which was classified as a trading investment.

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

As of September 30, 2011, all of the corporate debt securities will mature before December 2014. The asset-backed securities are estimated to mature between 2013 and 2028, although the actual maturity may be sooner.
The tables below summarize the fair value of available-for-sale investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$156,720	(2,001)	$—	—	$156,720	(2,001)
Asset-backed securities	115	(15)	—	—	115	(15)

Total	$156,835	(2,016)	$—	—	$156,835	(2,016)

	December 31, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$78,053	(311)	$—	—	$78,053	(311)

Total	$78,053	(311)	$—	—	$78,053	(311)

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
During the three and nine months ended September 30, 2011 and 2010, it was determined that there were no credit related, other than temporary, impairment losses on investments.

4. Restricted Cash and Investments
Restricted cash represents amounts held by a counterparty as security for credit swap contracts. Restricted investments are comprised of a held-to-maturity corporate note issued by a counterparty as security for credit swap contracts, which is scheduled to mature in March 2013. The carrying value of the held-to-maturity corporate note was $38.7 million and $37.8 million at September 30, 2011 and December 31, 2010, respectively. The amortized cost of the held-to-maturity corporate note approximates fair value. As of September 30, 2011 and December 31, 2010, the Company’s consolidated financial statements include $136.9 million and $138.5 million, respectively, of restricted cash and investments.
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
The table below presents the components of net credit swap revenue (loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net premiums earned	$9,894	$14,014	$31,289	$45,684
Net realized losses on credit swaps	—	(17,543)	(14,478)	(83,679)
Net unrealized gains (losses) on credit swaps	(293,298)	231,076	(153,108)	163,364

Net credit swap revenue (loss)	$(283,404)	$227,547	$(136,297)	$125,369

Net realized losses in the table above include gains and losses on terminated credit swaps and losses on credit events.

Credit Events and Terminations of Credit Swaps
The following table presents the components of net realized losses recorded by Primus Financial related to risk mitigation transactions, terminations of credit swaps and credit events for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net realized losses on single name credit swaps	$—	$(14,621)	$(605)	$(43,855)
Net realized losses on tranches	—	(144)	(4,032)	(35,227)
Net realized losses on CDS on ABS	—	(2,778)	(9,841)	(4,597)

Total net realized losses	$—	$(17,543)	$(14,478)	$(83,679)

Primus Financial did not have any net realized losses on credit swaps during the three months ended September 30, 2011. Net realized losses on credit swaps were $17.5 million for the three months ended September 30, 2010. Net realized losses for the three months ended September 30, 2010 primarily comprised a $17.5 million payment by Primus Financial to Lehman Brothers Special Financing Inc. (“LBSF”) to terminate and settle all outstanding claims and credit swaps between the parties.
Net realized losses on credit swaps were $14.5 million and $83.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net realized losses for the nine months ended September 30, 2011 primarily comprised payments to settle credit events on CDS on ABS and payments to terminate or amend swap transactions to reduce exposure to one mortgage insurer. Net realized losses for the nine months ended September 30, 2010 primarily comprised the $17.5 million payment to LBSF, a $35 million payment to a counterparty to terminate three tranche transactions, payments totaling $29.2 million to terminate single name credit swaps referencing two financial guaranty (monoline) companies and other realized losses of $1.8 million on the CDS on ABS portfolio.

Credit Swap Portfolio Information
The tables below summarize, by Standard & Poor’s Ratings Services (“S&P”) credit rating of Reference Entities and of counterparties, the notional amounts and unrealized gain or loss for fair values of credit swap transactions outstanding as of September 30, 2011 and December 31, 2010 (in thousands). Ratings for tranche transactions have been estimated using ratings models available to the Company. If a Reference Entity is not rated by S&P, an equivalent credit rating is obtained from another Nationally Recognized Statistical Rating Organization, if available.

	September 30, 2011		December 31, 2010
	Notional		Notional
Rating Category	Amount	Fair Value	Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
AAA	$55,164	$(245)	$55,143	$(144)
AA	933,826	(11,010)	1,137,217	(8,776)
A	1,857,133	(19,812)	2,831,049	(8,407)
BBB	1,376,832	(14,466)	1,946,885	(1,094)
BB	212,268	(6,580)	231,167	(359)
B	26,694	(629)	66,691	(886)
CCC	—	—	40,000	(638)
Non rated	214,864	(7,493)	302,819	(57,286)

Total	$4,676,781	$(60,235)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
AAA	$2,650,000	$(258,857)	$2,650,000	$(168,627)
AA	500,000	(78,713)	450,000	(49,035)
A	—	—	300,000	(30,390)
BBB	600,000	(112,593)	300,000	(22,193)
BB	—	—	50,000	(5,175)
Non rated	43,317	(24,789)	43,317	(19,373)

Total	$3,793,317	$(474,952)	$3,793,317	$(294,793)

CDS on ABS:
BBB	$—	$—	$736	$(358)
CCC	352	(203)	18,000	(15,794)
CC	13,000	(10,876)	5,000	(4,683)

Total	$13,352	$(11,079)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name:
A	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

The table below shows the rating category of the credit swap portfolio by counterparty, as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011		December 31, 2010
	Notional		Notional
Rating Category	Amount	Fair Value	Amount	Fair Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
AA	$1,072,711	$(12,560)	$1,675,212	$(5,970)
A	3,604,070	(47,675)	4,935,759	(71,620)

Total	$4,676,781	$(60,235)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
AA	$543,317	$(118,869)	$1,843,317	$(147,723)
A	3,250,000	(356,083)	1,500,000	(98,034)
BBB	—	—	450,000	(49,036)

Total	$3,793,317	$(474,952)	$3,793,317	$(294,793)

CDS on ABS:
A	$13,352	$(11,079)	$23,736	$(20,835)

Total	$13,352	$(11,079)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name:
A	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty, as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011		December 31, 2010
	Notional		Notional
Domicile	Amount	Fair Value	Amount	Fair Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$1,486,470	$(16,725)	$2,429,477	$(57,512)
Europe	2,968,311	(40,241)	3,834,494	(17,814)
Asia-Pacific	212,000	(3,227)	317,000	(2,065)
Others	10,000	(42)	30,000	(199)

Total	$4,676,781	$(60,235)	$6,610,971	$(77,590)

By Counterparty:
North America	$1,702,865	$(17,996)	$2,649,509	$(13,665)
Europe	2,946,916	(42,230)	3,924,462	(63,603)
Asia-Pacific	27,000	(9)	37,000	(322)

Total	$4,676,781	$(60,235)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche
By Counterparty:
North America	$600,000	$(46,981)	$600,000	$(31,442)
Europe	3,193,317	(427,971)	3,193,317	(263,351)

Total	$3,793,317	$(474,952)	$3,793,317	$(294,793)

CDS on ABS
By Reference Entity:
North America	$13,352	$(11,079)	$23,736	$(20,835)

Total	$13,352	$(11,079)	$23,736	$(20,835)

By Counterparty:
North America	$3,352	$(2,889)	$13,736	$(12,038)
Europe	10,000	(8,190)	10,000	(8,797)

Total	$13,352	$(11,079)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

By Counterparty:
Europe	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

The table below shows the distribution of the credit swap portfolio, by year of maturity as of September 30, 2011 and December 31, 2010 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	September 30, 2011		December 31, 2010
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Credit Swaps Sold-Single Name
Year of Maturity
2011	$330,492	$(7,138)	$2,261,170	$(57,836)
2012	3,655,277	(45,904)	3,659,132	(22,212)
2013	691,012	(7,193)	690,669	2,458

Total	$4,676,781	$(60,235)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(9,592)	$375,000	$(5,117)
2013	93,317	(34,999)	93,317	(24,548)
2014	3,325,000	(430,361)	3,325,000	(265,128)

Total	$3,793,317	$(474,952)	$3,793,317	$(294,793)

CDS on ABS
Estimated Year of Maturity
2011	$—	$—	$18,000	$(16,000)
2012	3,000	(2,686)	5,000	(4,477)
2013	5,000	(4,070)	—	—
2016	5,000	(4,120)	—	—
2020	—	—	736	(358)
2025	352	(203)	—	—

Total	$13,352	$(11,079)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

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
The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques using unobservable inputs (Level 3). Observable inputs are inputs that market participants would use in pricing the asset or liability that are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. These valuation techniques involve some level of management estimation and judgment. The degree to which management’s estimation and judgment is required generally is dependent upon the market price transparency for the instruments, the availability of observable inputs, frequency of trading in the instruments and the instrument’s complexity.
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
The following table represents the effect of the nonperformance risk adjustments on the Company’s unrealized loss on credit swaps, at fair value, in the condensed consolidated statements of financial condition as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010

Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$711,694	$456,498
Nonperformance risk adjustments	(165,428)	(61,334)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$546,266	$395,164

The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s net credit swap revenue (loss) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net credit swap revenue (loss) without nonperformance risk adjustments	$(412,952)	$329,442	$(240,391)	$227,165
Nonperformance risk adjustments	129,548	(101,895)	104,094	(101,796)

Net credit swap revenue (loss) after nonperformance risk adjustments	$(283,404)	$227,547	$(136,297)	$125,369

Fair Value Hierarchy Tables
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable	Total Assets /
	for Identical	Inputs	Inputs	Liabilities
	Assets (Level 1)	(Level 2)	(Level 3)	at Fair Value

Assets
Investments	$—	$327,518	$1,225	$328,743
Unrealized gain on credit swaps	—	—	—	—
Other assets	—	752	7,753	8,505

Total Assets	$—	$328,270	$8,978	$337,248

Liabilities
Unrealized loss on credit swaps	$—	$—	$546,266	$546,266
Other liabilities	—	—	2,872	2,872

Total Liabilities	$—	$—	$549,138	$549,138

Level 3 assets at September 30, 2011 were $9.0 million, or 2.7% of the total assets measured at fair value. Level 3 liabilities at September 30, 2011 were $549.1 million, or 100% of total liabilities measured at fair value.
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable	Total Assets /
	for Identical	Inputs	Inputs	Liabilities
	Assets (Level 1)	(Level 2)	(Level 3)	at Fair Value
Assets
Investments	$—	$287,157	$1,658	$288,815
Restricted investments	—	—	6,114	6,114
Unrealized gain on credit swaps	—	—	2,006	2,006
Other assets	—	2,602	8,957	11,559

Total Assets	$—	$289,759	$18,735	$308,494

Liabilities
Unrealized loss on credit swaps	$—	$—	$395,164	$395,164
Other liabilities	—	—	5,148	5,148

Total Liabilities	$—	$—	$400,312	$400,312

Level 3 assets at December 31, 2010 were $18.7 million, or 6.1% of the total assets measured at fair value. Level 3 liabilities at December 31, 2010 were $400.3 million, or 100% of total liabilities measured at fair value.

Level 3 Assets and Liabilities Reconciliation Tables
Level 3 Assets
The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2011				September 30, 2010
			Unrealized			Unrealized
		Restricted	Gain on			Gain on
	Investments	Investments	Credit Swaps	Other Assets	Investments	Credit Swaps
Balance, beginning of period	$7,738	$—	$2,396	$8,148	$1,197	$126
Realized (gains) losses	(251)	—	—	—	65	145
Unrealized gains (losses)	(76)	—	(2,396)	529	323	(38)
Purchases	—	—	—	—	—	—
Sales	(5,253)	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(933)	—	—	(924)	(22)	—
Transfers into Level 3	—	—	—	—	—	—
Reclassification	—	—	—	—	—	—

Balance, end of period	$1,225	$—	$—	$7,753	$1,563	$233

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended				Nine Months Ended
	September 30, 2011				September 30, 2010
			Unrealized			Unrealized
		Restricted	Gain on			Gain on
	Investments	Investments	Credit Swaps	Other Assets	Investments	Credit Swaps
Balance, beginning of period	$1,658	$6,114	$2,006	$8,957	$1,344	$2,207
Realized (gains) losses	18	—	—	—	157	228
Unrealized gains (losses)	162	—	(2,006)	1,492	260	(2,202)
Purchases	159	—	—	—	1,127	—
Sales	(5,253)	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(1,633)	—	—	(2,696)	(1,325)	—
Transfers into Level 3	—	—	—	—	—	—
Reclassification	6,114	(6,114)	—	—	—	—

Balance, end of period	$1,225	$—	$—	$7,753	$1,563	$233

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

Level 3 Liabilities
The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Unrealized		Unrealized
	Losses on	Other	Losses on	Other
	Credit Swaps	Liabilities	Credit Swaps	Liabilities	CLO Notes
Balance, beginning of period	$(255,364)	$(3,011)	$(757,537)	$(9,117)	$(2,266,583)
Adoption of ASC Topic 810, Consolidation	—	—	—	—	—
Net realized losses	—	—	17,399	—	(622)
Unrealized gains (losses)	(290,902)	(260)	213,571	1,055	(83,099)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	399	—	—	2,081
Transfers into Level 3	—	—	—	—	—

Balance, end of period	$(546,266)	$(2,872)	$(526,567)	$(8,062)	$(2,348,223)

The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Unrealized		Unrealized
	Losses on	Other	Losses on	Other
	Credit Swaps	Liabilities	Credit Swaps	Liabilities	CLO Notes
Balance, beginning of period	$(395,164)	$(5,148)	$(691,905)	$(5,470)	$—
Adoption of ASC Topic 810, Consolidation	—	—	—	—	(2,210,642)
Net realized losses	14,478	—	83,452	—	(6,737)
Unrealized gains (losses)	(165,580)	(742)	81,886	(2,592)	(168,051)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	3,018	—	—	37,207
Transfers into Level 3	—	—	—		—

Balance, end of period	$(546,266)	$(2,872)	$(526,567)	$(8,062)	$(2,348,223)

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
Financial Instruments Not Carried at Fair Value
The Company’s long-term debt is recorded at historical amounts. At September 30, 2011, the face value and fair value of the 7% Senior Notes due 2036 issued by Primus Guaranty (the “7% Senior Notes”) were $90.1 million and $72.3 million, respectively. The fair value of the 7% Senior Notes, which are listed on the New York Stock Exchange, was estimated using the quoted market price.
During the three months ended September 30, 2011, Primus Guaranty purchased and retired $72 thousand in face value of its 7% Senior Notes at a cost of approximately $58 thousand. These transactions resulted in a net realized gain of $12 thousand, on retirement of long-term debt, net of a related write-off of unamortized issuance costs. During the nine months ended September 30, 2011, Primus Guaranty repurchased $367 thousand of face value of its 7% Senior Notes at a cost of $293 thousand, which resulted in a net realized gain of $62 thousand on retirement of long-term debt, net of a related write-off of unamortized issuance costs. The weighted average net interest rate for the 7% Senior Notes was 2.32% and 2.56% for the three months ended September 30, 2011 and 2010, respectively, after an adjustment for the interest rate swap. In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of its 7% Senior Notes to floating rate debt based on the three-month London Interbank Offered Rates (“LIBOR”) plus a fixed spread of 0.96%. The counterparty has the right to terminate the interest rate swap beginning in December 2011.
At September 30, 2011, the face value of Primus Financial’s subordinated deferrable interest notes was $100.7 million. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no consistently available market or pricing of which the Company is aware for such notes. The weighted average interest rate on these notes was 3.52% and 3.60% for the three months ended September 30, 2011 and 2010, respectively.
At September 30, 2011, Primus Financial’s subordinated deferrable interest notes of $68.5 million (face value) are scheduled to mature in June 2021 and $32.2 million (face value) mature in July 2034.
During the three months ended September 30, 2011, Primus Financial repurchased $10.4 million of face value of its subordinated deferrable interest notes at a cost of $8.3 million. These privately negotiated transactions resulted in a net realized gain of $2.0 million, on retirement of long-term debt, net of a related write-off of unamortized issuance costs. During the nine months ended September 30, 2011, Primus Financial repurchased, in privately negotiated transactions, $22.1 million of face value of its subordinated deferrable interest notes at a cost of $17.1 million, which resulted in a net realized gain of $4.8 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.

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
7. Discontinued Operations
On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree to Commercial Industrial Finance Corp. (“CIFC”). The results of the CLO asset management business have been reclassified as discontinued operations for all periods presented.
Discontinued operations for the three and nine months ended September 30, 2011 primarily consist of the fee revenues, changes in the fair value of the contingent receivables from CIFC, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree, changes in the value of CLO investments and operating expenses of the CLO asset management business.
Discontinued operations for the three and nine months ended September 30, 2010 primarily consist of operating expenses of the CLO asset management business, together with the operating results of the stand-alone CLOs for the period from January 1, 2010 through September 30, 2010. The operating results of the stand-alone CLOs were consolidated into the Company’s financial statements as a result of the Company’s adoption of ASC Topic 810, Consolidation, on January 1, 2010. Upon the divestiture of the CLO asset management business, which included the sale of CypressTree on December 1, 2010, the Company determined that it was no longer the primary beneficiary of the CLOs and deconsolidated the CLOs. The operating results of the stand-alone CLOs are identified in the “Net loss from discontinued operations attributable to non-parent interests in CLOs” caption in the Company’s condensed consolidated statements of operations.

In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by CIFC. This income is recorded in the “Income (loss) from discontinued operations” caption in the condensed consolidated statements of operations.
The following table represents summarized financial information related to discontinued operations as included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Asset management fees	$605	$55	$1,717	$323
Interest income	729	1	2,091	2
Other income	(105)	—	2,095	—
Net CLO revenue (loss)	—	(30,000)	—	(77,249)
CLO interest income, net	—	13,036	—	41,873

Total revenues	1,229	(16,908)	5,903	(35,051)

Expenses
Compensation and employee benefits	—	1,044	72	3,109
Professional and legal fees	—	186	89	470
Other	310	(439)	2,285	4,187
CLO expenses	—	1,920	—	5,212

Total expenses	310	2,711	2,446	12,978

Income (loss) before provision for income taxes and income (loss) attributable to non-parent interests in CLOs	919	(19,619)	3,457	(48,029)
Provision (benefit) for income taxes	—	3	—	(21)

Income (loss) from discontinuing operations, net of tax	919	(19,622)	3,457	(48,008)
Income (loss) from discontinued operations attributable to non-parent interests in CLOs	—	(24,355)	—	(60,876)

Income (loss) attributable to common shares	$919	$4,733	$3,457	$12,868

For the three and nine months ended September 30, 2011, the “Other income” in the “Revenues” caption noted in the table above includes the changes in the fair value of the contingent receivables from CIFC and the “Other” in the “Expenses” caption above includes changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree.

8. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shares by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income (loss) from continuing operations, net of tax	$(283,342)	$225,026	$(138,382)	$116,731
Income (loss) from discontinued operations, net of tax	919	(19,622)	3,457	(48,008)

Net income (loss)	(282,423)	205,404	(134,925)	68,723
Less:
Distributions on preferred securities of subsidiary	682	732	2,343	2,444
Net income (loss) from discontinued operations attributable to non-parent interests in CLOs	—	(24,355)	—	(60,876)

Net income (loss) available to common shares	$(283,105)	$229,027	$(137,268)	$127,155

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(7.79)	$5.90	$(3.76)	$2.97
Income (loss) from discontinued operations	$0.03	$0.12	$0.09	$0.33

Net income (loss) available to common shares	$(7.76)	$6.02	$(3.67)	$3.30

Diluted:
Income (loss) from continuing operations	$(7.79)	$5.60	$(3.76)	$2.80
Income (loss) from discontinued operations	$0.03	$0.12	$0.09	$0.32

Net income (loss) available to common shares	$(7.76)	$5.72	$(3.67)	$3.12

Weighted average common shares outstanding:
Basic	36,470	38,049	37,411	38,546
Effect of dilutive instruments:
Restricted share units	—	1,993	—	2,191

Diluted	36,470	40,042	37,411	40,737

For the three months ended September 30, 2011 and 2010, approximately 1.0 million and 883 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. For the nine months ended September 30, 2011 and 2010, approximately 1.1 million and 884 thousand shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.
9. Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including share options and other forms of equity compensation, based on estimated fair value of share options, performance shares, restricted shares and share units. During the three and nine months ended September 30, 2010, share-based compensation expense was determined on the date of grant and was being expensed on a straight-line method over the related vesting period of the entire award. During the fourth quarter of 2010, the Company reclassified certain share awards using a share-based liability method, which requires those share-based payment awards to be remeasured at fair value at each reporting period until settlement. As a result of this reclassification, the Company elected to use the accelerated expense recognition method for those awards that are subject to graded vesting based on a service condition. Under this method, expense is recorded on a straight-line method for each separately vesting portion of the award. Share-based compensation expense is included in the “Compensation and employee benefits” caption in the condensed consolidated statements of operations.
The fair value of performance shares awarded with a market condition are determined using a Monte Carlo simulation pricing model which requires certain estimates for values of variables used in the model. Performance shares with a market condition are amortized over the estimated expected term derived from the model. During the three months ended September 30, 2011, the Company did not grant any performance share awards.
The Company recorded share-based compensation expense of approximately $506 thousand and $1.4 million during the three months ended September 30, 2011 and 2010, respectively. The Company recorded share-based compensation expense of approximately $1.6 million and $4.9 million during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Company issued 453,655 common shares to employees and directors as a result of vesting conditions being met for shares granted under the incentive compensation plan.
As of September 30, 2011, total unrecognized share-based compensation expense related to nonvested share awards was $1.5 million. This expense is expected to be recognized over a weighted average period of 0.8 years.

10. Comprehensive Income (loss)
Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$(282,423)	$205,404	$(134,925)	$68,723
Other comprehensive income (loss):
Foreign currency translation adjustments	—	33	—	(41)
Change in net unrealized gains (losses) on available- for-sale investments	(3,084)	2,833	(1,607)	5,638

Comprehensive income (loss)	(285,507)	208,270	(136,532)	74,320
Less: Distributions on preferred securities of subsidiary	682	732	2,343	2,444
Less: Net loss attributable to non-parent interests in CLOs	—	(24,355)	—	(60,876)

Comprehensive income (loss) available to common shares	$(286,189)	$231,893	$(138,875)	$132,752

11. Subsequent Events
On October 26, 2011, the Company’s board of directors authorized an additional expenditure of up to $25.0 million for the purchase of the Company’s common shares and/or its 7% Senior Notes.
12. Segment Reporting
Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which significantly affected the Company’s consolidated financial statements during the three months and nine months ended September 30, 2010, which required it to consolidate the assets, liabilities, revenues and expenses of all CLOs under management. As a result of the adoption of ASC Topic 810, Consolidation, commencing with the first quarter of 2010, the Company’s segment reporting was modified. The Company’s operations were reorganized into two segments for financial reporting purposes: (i) credit protection, asset management and corporate, and (ii) the CLOs on a stand-alone basis.

As previously noted, on December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree. As a result, the CLO asset management business has been reclassified as discontinued operations for the three and nine months ended September 30, 2010. See note 7 for further information on Discontinued Operations. In addition, the Company’s segment reporting was modified to a current single reportable segment and as such, segment reporting disclosure is no longer applicable to the Company.

	Three Months Ended September 30, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs	Consolidated
	Corporate	Stand-alone	Totals
Revenues:
Net credit swap revenue (loss)	$227,547	$—	$227,547
Interest income	3,674	—	3,674
Gain on retirement of long-term debt	752	—	752
Other income	2,513	—	2,513

Total revenues (losses)	$234,486	$—	$234,486

Expenses:
Compensation and employee benefits	$4,036	$—	$4,036
Professional and legal fees	1,742	—	1,742
Interest expense	1,760	—	1,760
Other expenses	1,851	—	1,851

Total expenses	$9,389	$—	$9,389

Income (loss) from continuing operations before provision for income taxes	$225,097	$—	$225,097
Provision (benefit) for income tax	71	—	71

Income (loss) from continuing operations, net of tax	225,026	—	225,026
Income (loss) from discontinued operations, net of tax	4,733	(24,355)	(19,622)

Net income	$229,759	$(24,355)	$205,404
Less: Distributions on preferred securities of subsidiary	732	—	732
Less: Net loss attributable to non-parent interests in CLOs	$—	$(24,355)	$(24,355)

Net income available to common shares	$229,027	$—	$229,027

Segment assets	$659,630	$2,634,227	$3,293,857

	Nine Months Ended September 30, 2010
	Credit
	Protection,
	Asset
	Management
	and	CLOs	Consolidated
	Corporate	Stand-alone	Totals
Revenues:
Net credit swap revenue (loss)	$125,369	$—	$125,369
Interest income	9,914	—	9,914
Gain on retirement of long-term debt	8,185	—	8,185
Other income	2,645	—	2,645

Total revenues (losses)	$146,113	$—	$146,113

Expenses:
Compensation and employee benefits	$13,162	$—	$13,162
Professional and legal fees	5,405	—	5,405
Interest expense	5,366	—	5,366
Other expenses	5,351	—	5,351

Total expenses	$29,284	$—	$29,284

Income (loss) from continuing operations before provision for income taxes	$116,829	$—	$116,829
Provision (benefit) for income tax	98	—	98

Income (loss) from continuing operations, net of tax	116,731	—	116,731
Income (loss) from discontinued operations, net of tax	12,868	(60,876)	(48,008)

Net income	$129,599	$(60,876)	$68,723
Less: Distributions on preferred securities of subsidiary	2,444	—	2,444
Less: Net loss attributable to non-parent interests in CLOs	$—	$(60,876)	$(60,876)

Net income available to common shares	$127,155	$—	$127,155

Segment assets	$659,630	$2,634,227	$3,293,857

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During 2009, we announced our intention to amortize Primus Financial’s credit swap portfolio. We expect Primus Financial’s credit swap contracts will expire at maturity unless terminated early through credit events or credit risk mitigation transactions. It is not currently expected that additional credit swaps will be added to Primus Financial’s portfolio.
At September 30, 2011, Primus Financial’s credit swap portfolio had a total notional amount of $8.5 billion, which included $4.7 billion of single name credit swaps, $3.8 billion of tranches and $13.4 million of CDS on ABS. Primus Financial’s portfolio of credit swaps includes single name credit swaps denominated in euros. Euro-denominated credit swaps comprised 35% of the total notional amount of Primus Financial’s credit swaps portfolio at September 30, 2011. See note 5 of notes to condensed consolidated financial statements for further information relating to the credit swap portfolio.
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
Effective January 1, 2010, we adopted ASC Topic 810, Consolidation, which required us to consolidate the revenues and expenses of the CLOs under management from January 1, 2010 through September 30, 2010. On December 1, 2010, we deconsolidated the CLOs under management as a result of the divestiture of the CLO asset management business. See Discontinued Operations below for further discussion.
Results of operations are discussed in more detail below.

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010
Overview of Financial Results
GAAP net loss available to common shares for the third quarter of 2011 was $283.1 million, compared with GAAP net income available to common shares of $229.0 million for the third quarter of 2010. The Company’s GAAP net income (loss) available to common shares primarily comprised net credit swap revenue (loss) of $(283.4) million and $227.5 million for the third quarter of 2011 and 2010, respectively. Net credit swap revenue (loss) for the periods was chiefly attributable to unrealized mark-to-market gains (losses) on Primus Financial’s credit swap portfolio. During the third quarter of 2011, net credit swap loss was $283.4 million, which comprised premium income of $9.9 million and unrealized mark-to-market losses of $293.3 million. Primus Financial did not have any realized losses on credit swaps during the three months ended September 30, 2011. The net credit swap revenue of $227.5 million in the third quarter of 2010 comprised premium income of $14.0 million, realized losses on credit swaps of $17.5 million and unrealized mark-to-market gains of $231.1 million.
Interest income on our portfolio of investments was $2.4 million in the third quarter of 2011, compared with $3.7 million in the third quarter of 2010.
During the three months ended September 30, 2011 and 2010, we recorded net gains of approximately $2.1 million and $752 thousand, respectively, on purchases and retirement of our long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by Primus Financial of its long-term debt.
Interest expense and distributions on preferred securities issued by Primus Financial were $2.1 million in the third quarter of 2011, compared with $2.5 million in the third quarter of 2010. The decrease is primarily attributable to a reduction in our outstanding debt.
Operating expenses from continuing operations were $3.1 million in the third quarter of 2011, compared with $7.6 million in the third quarter of 2010. The decrease in operating expenses was principally a result of a reduction in the size and scope of our business and reduced employee headcount.
On December 1, 2010, we divested our CLO asset management business, which included the sale of our CypressTree subsidiary, a manager and sub-advisor of CLOs. The proceeds from the sale are expected to be received over time and are contingent upon the amount of future fees earned by CypressTree. As a result of this divestiture of our asset management business, the results of operations from this business have been classified as discontinued operations for all periods presented.
Income from discontinued operations in the third quarter of 2011 was $919 thousand. Loss from discontinued operations in the third quarter of 2010 was $19.6 million, of which income of approximately $4.7 million was attributable to Primus Guaranty common shareholders and a loss of approximately $24.4 million was attributable to non-parent interests in CLOs. The income attributable to non-parent interests comprised the operating results of stand-alone CLOs. See Discontinued Operations below for further information.

Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $(283.4) million and $227.5 million for the three months ended September 30, 2011 and 2010, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gains (losses) on terminated credit swaps and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the three months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended
	September 30,
	2011	2010

Net premiums earned	$9,894	$14,014
Net realized losses on credit swaps	—	(17,543)
Net unrealized gains (losses) on credit swaps	(293,298)	231,076

Net credit swap revenue (loss)	$(283,404)	$227,547

Net Premiums Earned
Net premiums earned were $9.9 million and $14.0 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in net premiums is primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. The notional principal on the portfolio was $8.5 billion as at September 30, 2011, compared with $11.8 billion as at September 30, 2010.
Net Realized Losses on Credit Swaps
Primus Financial did not have any realized losses on credit swaps during the three months ended September 30, 2011. Net realized losses on credit swaps were $17.5 million for the three months ended September 30, 2010.
Net realized losses for the three months ended September 30, 2010 primarily comprised a $17.5 million payment by Primus Financial to LBSF to terminate and settle all outstanding claims and credit swaps between the parties.
Net Unrealized Gains (Losses) on Credit Swaps
Net unrealized gains (losses) on credit swaps were $(293.3) million and $231.1 million for the three months ended September 30, 2011 and 2010, respectively. During the third quarter of 2011, we saw an increase in the weighted average market credit swap spreads in Primus Financial’s credit swap portfolio. The increase in swap spreads, which outweighed the effect of the contraction in the remaining tenor and size of the credit swap portfolio, resulted in unrealized mark-to-market losses in the third quarter of 2011. Weighted average market credit swap spreads in Primus Financial’s credit swap portfolio fell in the third quarter 2010 resulting in unrealized mark-to-market gains. Primus Financial makes a nonperformance risk adjustment in determining the fair value of its credit swap liabilities. During the three months ended September 30, 2011 and 2010, Primus Financial recorded gains (losses) from nonperformance risk adjustments of $129.5 million and $(101.9) million, respectively, which is reflected in net credit swap revenue in these periods.

Interest Income
We earned interest income of $2.4 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively. The decrease is primarily attributable to lower interest rates earned on the investment portfolio.
Weighted average yields on our cash, cash equivalents and investments were 1.70% in the three months ended September 30, 2011, compared with 2.52% for the three months ended September 30, 2010.
Gain on Retirement of Long-Term Debt
We recorded net gains, in aggregate, of $2.1 million and $752 thousand on the retirement of long-term debt for the three months ended September 30, 2011 and 2010, respectively.
During the three months ended September 30, 2011, Primus Financial purchased $10.4 million in face value of its subordinated deferrable notes at a cost of $8.3 million. These transactions resulted in a gain of $2.0 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the three months ended September 30, 2011, Primus Guaranty purchased and retired $72 thousand in face value of its 7% senior notes at a cost of approximately $58 thousand. These transactions resulted in a net realized gain of $12 thousand, net of a related write-off of unamortized issuance costs.
During the three months ended September 30, 2010, Primus Financial purchased $1.5 million in face value of its subordinated deferrable notes at a cost of $1.0 million. These transactions resulted in a net realized gain of $506 thousand on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the three months ended September 30, 2010, Primus Guaranty purchased and retired $1.0 million in face value of its 7% Senior Notes at a cost of approximately $758 thousand. These transactions resulted in a net realized gain of $246 thousand on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
Other Income
Other income includes realized and unrealized gains or losses on trading securities, sublease rental income and foreign currency revaluation losses. Other income was $153 thousand and $2.5 million during the three months ended September 30, 2011 and 2010, respectively. Other income for the three months ended September 30, 2010 included realized gains on securities.

Operating Expenses
Operating expenses from continuing operations were $3.1 million and $7.6 million for the three months ending September 30, 2011 and 2010, respectively, as summarized in the table below (in thousands).

	Three Months Ended
	September 30,
	2011	2010
Expenses
Compensation and employee benefits	$1,443	$4,036
Professional and legal fees	706	1,742
Other	994	1,851

Total operating expenses	$3,143	$7,629

We reduced the size and scope of our operations during 2010 and 2011, which has resulted in a general reduction in our operating expenses. Compensation and employee benefits include salaries, benefits and share-based compensation. Compensation expense for the three months ended September 30, 2011 was $1.4 million, a reduction of $2.6 million from the third quarter of 2010. The decrease was primarily the result of reduced employee headcount. The number of full-time employees engaged in continuing operations at September 30, 2011 and 2010 were 11 and 32, respectively. Share-based compensation expense was approximately $506 thousand and $1.4 million for the three months ended September 30, 2011 and 2010, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, and director and officer liability insurance expense. Other operating expenses include rent, technology and data costs, depreciation and amortization, bank fees, travel and entertainment, exchange fees and other general and administrative expenses. The decrease in professional fees and other operating expenses is primarily attributable to the general reduction in the scope of our business.
Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $1.4 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively. The decrease was principally the result of reductions in debt outstanding.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The counterparty has the right to terminate the interest rate swap beginning in December 2011. Inclusive of the interest rate swap, we recorded $523 thousand and $580 thousand of net interest expense on the 7% Senior Notes for the three months ended September 30, 2011 and 2010, respectively. The weighted average net interest rate was 2.32% and 2.56% for the three months ended September 30, 2011 and 2010, respectively.

Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR. For the three months ended September 30, 2011 and 2010, we recorded $916 thousand and $1.2 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of a reduction in outstanding debt. The weighted average interest rate on these notes was 3.52% and 3.60% for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011, Primus Financial’s subordinated deferrable interest notes of $68.5 million (face value) mature in June 2021 and $32.2 million (face value) mature in July 2034. At September 30, 2011 and 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all-in rate of 3.41% and 3.40%, respectively.
Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread of 3% over LIBOR. Primus Financial paid net distributions of approximately $682 thousand and $732 thousand during the three months ended September 30, 2011 and 2010, respectively, on its perpetual preferred securities. The weighted average distribution rate on these securities was 3.21% and 3.10% for the three months ended September 30, 2011 and 2010, respectively.
At September 30, 2011 and 2010, the all-in distribution rate on Primus Financial’s perpetual preferred securities was 3.23% and 3.26%, respectively.
Provision (Benefit) for Income Taxes
There was no provision (benefit) for income taxes for the three months ended September 30, 2011. Provision (benefit) for income taxes was $71 thousand for the three months ended September 30, 2010. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $16.8 million and $16.5 million as of September 30, 2011 and December 31, 2010, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of tax adjustments related to share-based compensation expense.
Discontinued Operations
In December 2010, Primus Asset Management sold its CypressTree subsidiary to CIFC. The proceeds from the sale are contingent on the amount of future CLO management fees received. Primus Asset Management established contingent receivables to record the estimated value of the future fees. Primus Asset Management had previously also established contingent liabilities to reflect amounts due to the prior owners of CypressTree under the terms of its purchase of the company in 2009. Changes to the estimated contingent receivables and liabilities, together with any cash payments or receipts under the agreements, are recorded as discontinued operations in the condensed consolidated statements of operations. In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by CIFC. This income is also recorded under the “Income (loss) from discontinued operations” caption in the condensed consolidated statements of operations.
Income from discontinued operations was $919 thousand in the three months ended September 30, 2011, which primarily consisted of unrealized gain from investment securities, interest income from investment securities, sub-advised CLO fees, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree and changes in the fair value of the contingent receivables from CIFC.

Loss from discontinued operations was $19.6 million for the three months ended September 30, 2010, of which income of approximately $4.7 million was attributable to the Primus Guaranty common shareholders and a loss of $24.4 million was attributable to non-parent interests in CLOs. The income attributable to Primus Guaranty common shareholders primarily comprised asset management fees and investment income on investments in CLO securities, partly offset by the operating expenses of the asset management business.
See note 7 of notes to condensed consolidated financial statements for further discussion and information related to Discontinued Operations.
Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010
Overview of Financial Results
GAAP net income/loss available to common shares for the nine months ended September 30, 2011 was $(137.3) million, compared with GAAP net income available to common shares of $127.2 million for the nine months ended September 30, 2010. The Company’s GAAP net income (loss) available to common shares primarily comprised net credit swap revenue (loss) of $(136.3) million and $125.4 million for the nine months ended September 30, 2011 and 2010, respectively. Net credit swap revenue (loss) for the periods was chiefly attributable to unrealized mark-to-market gains (losses) on Primus Financial’s credit swap portfolio.
Interest income on our portfolio of investments was $7.6 million for the nine months ended September 30, 2011, compared with $9.9 million for the nine months ended September 30, 2010.
During the nine months ended September 30, 2011 and 2010, we recorded net gains of approximately $4.8 million and $8.2 million, respectively, on purchases and retirement of our long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by Primus Financial of its subordinated deferrable notes.
Interest expense and distributions on preferred securities issued by Primus Financial were $6.9 million for the nine months ended September 30, 2011, compared with $7.8 million for the nine months ended September 30, 2010. The decrease is primarily attributable to a reduction in our outstanding debt.
Operating expenses from continuing operations were $10.7 million for the nine months ended September 30, 2011, compared with $23.9 million for the nine months ended September 30, 2010. The decrease in operating expenses was principally a result of a reduction in the size and scope of our business and reduced employee headcount.
On December 1, 2010, we divested our CLO asset management business, which included the sale of our CypressTree subsidiary, a manager and sub-advisor of CLOs. The proceeds from the sale are expected to be received over time and are contingent upon the amount of future fees earned by the CypressTree CLO transactions. As a result of the divestiture of our asset management business on December 1, 2010, the results of operations from this business have been classified as discontinued operations for all periods presented.

Income from discontinued operations attributable to common shares was $3.5 million and $12.9 million for the nine months ended September 30, 2011 and September 30, 2010 respectively.
Net Credit Swap Revenue (Loss)
Net credit swap revenue (loss) was $(136.3) million and $125.4 million for the nine months ended September 30, 2011 and 2010, respectively.
Net credit swap revenue includes:
•	Net premiums earned;
•	Net realized gains (losses) on credit swaps, which include gains (losses) on terminated credit swaps and losses on credit events during the period; and
•	Net unrealized gains (losses) on credit swaps.
The table below shows the components of net credit swap revenue (loss) for the nine months ended September 30, 2011 and 2010 (in thousands).

	Nine Months Ended
	September 30,
	2011	2010

Net premiums earned	$31,289	$45,684
Net realized losses on credit swaps	(14,478)	(83,679)
Net unrealized gains (losses) on credit swaps	(153,108)	163,364

Net credit swap revenue (loss)	$(136,297)	$125,369

Net Premiums Earned
Net premiums earned were $31.3 million and $45.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in net premiums is primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio.
Net Realized Losses on Credit Swaps
Net realized losses on credit swaps were $14.5 million and $83.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net realized losses for the nine months ended September 30, 2011 primarily consisted of payments of $9.8 million for the settlement of credit events on CDS on ABS transactions and $4.6 million to terminate and amend swap transactions to reduce exposure to one mortgage insurer.
Net realized losses for the nine months ended September 30, 2010 primarily comprised the $17.5 million payment to LBSF, a $35 million payment to a counterparty to terminate three tranche transactions, payments totaling $29.2 million to terminate single name credit swaps referencing two financial guaranty (monoline) companies and other realized losses of $1.8 million on the CDS on ABS portfolio.

Net Unrealized Gains (Losses) on Credit Swaps
Net unrealized gains (losses) on credit swaps were $(153.1) million and $163.4 million for the nine months ended September 30, 2011 and 2010, respectively. The change in unrealized gains (losses) on credit swaps reflects fluctuations in market credit swap premium levels, reductions in the average remaining maturity and contractions in the notional size of the credit swap portfolio in those periods. In addition, payments to counterparties for the settlement of credit events or early termination or amendment of credit swaps during the nine months ended September 30, 2011 and 2010 reduced the liability for unrealized losses on credit swaps. Primus Financial makes a nonperformance risk adjustment in determining the fair value of its credit swap liabilities. During the nine months ended September 30, 2011 and 2010, Primus Financial recorded gains (losses) from nonperformance risk adjustments of $104.1 million and $(101.8) million, respectively, which is reflected in net credit swap revenue (loss) in these periods.
Interest Income
We earned interest income of $7.6 million and $9.9 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease is primarily attributable to reductions in the yields on our investment portfolio.
Weighted average yields on our cash, cash equivalents and investments were 1.75% for the nine months ended September 30, 2011, compared with 2.18% for the nine months ended September 30, 2010.
Gain on Retirement of Long-Term Debt
During the nine months ended September 30, 2011 and 2010, in aggregate, we recorded gains of $4.8 million and $8.2 million, respectively, on the retirement of long-term debt, net of related write-off of unamortized issuance costs.
During the nine months ended September 30, 2011, Primus Guaranty purchased and retired $367 thousand in face value of its 7% Senior Notes at a cost of $293 thousand. As a result, we recorded a gain of $62 thousand on the retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the nine months ended September 30, 2011, Primus Financial purchased $22.1 million in face value of its subordinated deferrable notes at a cost of $17.1 million. These transactions resulted in a gain of $4.8 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the nine months ended September 30, 2010, Primus Guaranty purchased $4.2 million in face value of its 7% Senior Notes at a cost of $3.0 million. These transactions resulted in a gain of $1.1 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
During the nine months ended September 30, 2010, Primus Financial purchased $18.6 million in face value of its subordinated deferrable notes at a cost of $11.3 million. These transactions resulted in a gain of $7.1 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.
Other Income
Other income includes realized and unrealized gains or losses on trading securities, sublease rental income and foreign currency revaluation losses. Other income was $771 thousand and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively. The reduction in other income is attributable to reduced realized gains on securities.

Operating Expenses
Operating expenses from continuing operations were $10.7 million and $23.9 million for the nine months ending September 30, 2011 and 2010, respectively, as summarized in the table below (in thousands).

	Nine Months Ended
	September 30,
	2011	2010
Expenses
Compensation and employee benefits	$5,135	$13,162
Professional and legal fees	2,202	5,405
Other	3,387	5,351

Total operating expenses	$10,724	$23,918

We reduced the size and scope of our operations during 2010 and 2011, which has resulted in a general reduction in our operating expenses. Compensation and employee benefits include salaries, benefits and share-based compensation. Compensation expense for the nine months ended September 30, 2011 was $5.1 million, a reduction of $8.0 million from the first nine months of 2010. The decrease was primarily the result of reduced employee headcount. The number of employees engaged in continuing operations at September 30, 2011 and 2010 were 11 and 32, respectively. Share-based compensation expense was approximately $1.6 million and $4.9 million for the nine months ended September 30, 2011 and 2010, respectively.
Professional and legal fees expense includes audit and tax advisor fees, legal costs, consulting fees, and director and officer liability insurance expense. Other operating expenses include rent, technology and data costs, depreciation and amortization, bank fees, travel and entertainment, exchange fees and other general and administrative expenses. The decrease in professional fees and other operating expenses is primarily attributable to the general reduction in the scope of our business.

Interest Expense and Preferred Distributions
Interest Expense
Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $4.6 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease was principally the result of reductions in debt outstanding.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. The interest rate swap may be terminated at the option of the counterparty beginning in December 2011. Inclusive of the interest rate swap, we recorded $1.6 million and $1.7 million of net interest expense on the 7% Senior Notes for the nine months ended September 30, 2011 and 2010, respectively. The weighted average net interest rate was 2.34% and 2.50% for the nine months ended September 30, 2011 and 2010, respectively.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and as a result, the interest rates on the notes continue to be set at the contractually specified rates over LIBOR. For the nine months ended September 30, 2011 and 2010, we recorded $2.9 million and $3.6 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of reduced debt levels. The weighted average interest rate on these notes was 3.54% and 3.55% for the nine months ended September 30, 2011 and 2010, respectively.
Preferred Distributions
Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread of 3% over LIBOR. Primus Financial paid net distributions of approximately $2.3 million and $2.4 million during the nine months ended September 30, 2011 and 2010, respectively, on its perpetual preferred securities. The weighted average distribution rate on these securities was 3.23% and 3.45% for the nine months ended September 30, 2011 and 2010, respectively.
Provision for Income Taxes
Provision for income taxes was $11 thousand and $98 thousand for the nine months ended September 30, 2011 and 2010, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $16.8 million and $16.5 million as of September 30, 2011 and December 31, 2010, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of tax adjustments related to share-based compensation expense.

Discontinued Operations
In December 2010, Primus Asset Management sold its CypressTree subsidiary to CIFC. The proceeds from the sale are contingent on the amount of future CLO management fees received by CypressTree. Primus Asset Management established contingent receivables to record the estimated value of the future fees. Primus Asset Management had previously also established contingent liabilities to reflect amounts due to the prior owners of CypressTree under the terms of its purchase of the company in 2009. Changes to the estimated contingent receivables and liabilities, together with any cash payments or receipts under the agreements, are recorded as discontinued operations in the condensed consolidated statements of operations. In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by CIFC. This income is also recorded under the discontinued operations caption in the condensed consolidated statements of operations.
Income from discontinued operations was $3.5 million for the nine months ended September 30, 2011, which primarily consisted of sub-advised CLO fees, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree, changes in the value of CLO equity investments and changes in the fair value of the contingent receivables from CIFC.
Loss from discontinued operations was $48.0 million for the nine months ended September 30, 2010, of which income of approximately $12.9 million was attributable to the Primus Guaranty common shareholders and a loss of $60.9 million was attributable to non-parent interests in CLOs. The income attributable to Primus Guaranty common shareholders primarily comprised asset management fees and investment income on investments in CLO securities, partly offset by the operating expenses of the asset management business.
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

The following table presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

GAAP net income (loss) available to common shares	$(283,105)	$229,027	$(137,268)	$127,155
Adjustments:
Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	293,298	(231,173)	153,108	(163,346)
Realized gains from early termination of credit swaps sold by Primus Financial	—	—	—	—
Amortization of realized gains from the early termination of credit swap sold by Primus Financial	25	145	94	703
Provision for CDS on ABS credit events	—	—	(1,398)	(2,374)
Reduction in provision for CDS on ABS credit events upon termination of credit swaps	—	—	9,841	1,819

Net Economic Results	$10,218	$(2,001)	$24,377	$(36,043)

Economic Results earnings per GAAP diluted share	$0.28	$(0.05)	$0.65	$(0.88)
Economic Results weighted average common shares outstanding — GAAP diluted	36,470	40,042	37,411	40,737
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

Liquidity and Capital Resources
Our cash, cash equivalents, restricted cash and investments were $573.1 million and $605.3 million as of September 30, 2011 and December 31, 2010, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. At September 30, 2011 and December 31, 2010, Primus Guaranty, Ltd. had $17.8 million and $23.7 million, respectively, of cash and cash equivalents and investments.
Since October 2008, Primus Guaranty has been able to purchase and retire approximately $34.9 million in face value of its 7% Senior Notes at a cost of approximately $14.8 million. At September 30, 2011, the face value of the 7% Senior Notes was $90.1 million.
Since the inception of our common share buyback program in 2008, we purchased and retired approximately 13.2 million common shares at a cost of approximately $38.2 million through September 30, 2011.
Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. Since April 2009, Primus Financial purchased and retired $99.3 million of its debt at a cost of $49.6 million. At September 30, 2011, the total face value of the subordinated deferrable interest notes was $100.7 million.
Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At September 30, 2011, Primus Financial had capital resources of $553.6 million, which includes restricted cash and investments of $136.9 million pledged as security in favor of two counterparties. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts.
At September 30, 2011, the weighted average remaining tenor on the credit swap portfolio was 1.8 years and the total expected future premium receipts on Primus Financial’s credit swap portfolio was approximately $64.7 million (excludes CDS on ABS and assumes all other credit swaps in the portfolio run to full maturity).
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
At September 30, 2011, Primus Asset Management had an investment issued by a CLO with a fair value of approximately $479 thousand, which we have classified as a trading investment.

Cash Flows
Cash flows from operating activities — Net cash provided by operating activities was $15.5 million for the nine months ended September 30, 2011. Net cash used in operating activities was $60.4 million for the nine months ended September 30, 2010. The change primarily was attributable to lower realized losses on credit swaps related to risk mitigation transactions during the first nine months of 2011 compared with the first nine months of 2010. In addition, net cash used in operating activities for the nine months ended September 30, 2010 included CLO non-cash items and changes in CLO assets and CLO liabilities as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs. The assets of the CLOs were restricted solely to satisfy the liabilities of the CLOs and were not available to us for our general obligations or in satisfaction of our debt obligations.
Cash flows from investing activities — Net cash used in investing activities was $47.4 million and $44.4 million for the nine months ended September 30, 2011 and 2010, respectively.
Cash flows from financing activities — Net cash used in financing activities was $38.6 million and $62.1 million for the nine months ended September 30, 2011 and 2010, respectively. The change primarily was attributable to repayment of CLO notes by the CLOs.
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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements with respect to our future financial or business performance, strategies or expectations. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. All statements, other than statements of historical facts, included in this document regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” ”potential,” “project,” “opportunity,” “seek,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make and future results could differ materially from historical performance. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Forward-looking statements speak only as of the date they are made, and we do not assume any obligation to, and do not undertake to, update any forward-looking statements. The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	Fluctuations in the economic, credit, interest rate or foreign currency environment in the United States and abroad;

•	The level of activity within the national and international credit markets;

•	The level of activity in the leveraged buyout and private equity markets;

•	Changes and volatility in pricing levels;

•	Change in rating agency ratings requirements or methodology;

•	Counterparty limits and risk;

•	The impact, extent and timing of legislative, industry and regulatory developments, actions and reforms including changes in accounting principles;

•	The extent and timing of any common share or debt repurchases;

•	Changes in tax laws;

•	Changes and volatility in international or national political, economic or industry markets or conditions;

•	Terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and international financial and capital markets or specific industries or companies;

•	The effects of implementation of new or revised accounting pronouncements

•	The impact of problems at other financial institutions or the failure or negative performance of products or operations at other financial institutions; and

•	Uncertainties that have not been identified at this time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of September 30, 2011, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $38.0 million.
We face other market risks, which are likely to have a lesser impact upon our net income (loss) available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pay distributions that are based upon LIBOR. A difference between the distribution rates we pay and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by $231,927 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $100.7 million of subordinated deferrable interest notes at September 30, 2011. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $255,247 annually.
In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75.0 million of our 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. Assuming a 25 basis point increase or decrease in three-month LIBOR, our interest expense would increase or decrease by $190,104 annually. The counterparty has the right to terminate the interest rate swap beginning in December 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the third quarter ended September 30, 2011:

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares that
	Number of	Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans or	Purchased under the
Period	Purchased	Share	Programs	Plans or Programs (a)

July 1 – 31	148,200	$5.82	148,200	$26,015,362
August 1 – 31	1,148,800	$4.94	1,148,800	$20,338,472
September 1 – 30	690,700	$5.11	690,700	$16,810,645

Total	1,987,700	$5.07	1,987,700

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or our 7% Senior Notes in the aggregate up to $25.0 million (the “Buyback Program”). On February 3, 2010, our board of directors authorized an additional expenditure of up to $15.0 million in the Buyback Program. On July 29, 2010, our board of directors authorized an additional expenditure of up to $5.0 million in the Buyback Program. On October 27, 2010, our board of directors authorized an additional expenditure of up to $10.0 million in the Buyback Program. On October 26, 2011, our board of directors authorized an additional expenditure of up to $25.0 million in the Buyback Program. The amounts in this column do not reflect the cost of approximately $14.8 million for purchases of our 7% Senior Notes, since inception of our Buyback Program through the quarter ended September 30, 2011.

Item 6.	Exhibits
Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: November 10, 2011

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