Form 10-K
period 2011-12-31
PRIMUS GUARANTY LTD
filed 2012-03-30
CIK 1170593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securites Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $72,162,043 based on the closing price quoted by the New York Stock Exchange as of the last business day of the most recently completed second fiscal quarter (June 30, 2011).

As of March 15, 2012, the number of shares outstanding of the registrant’s common shares, $0.08 par value, was 34,061,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 annual meeting of shareholders and filed with the Commission on April 15, 2011 are incorporated by reference into Part III of this Annual Report.

Primus Guaranty, Ltd.

Form 10-K

For the fiscal year ended December 31, 2011

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

Overview

We are a Bermuda company with offices in New York. Through our operating subsidiary, Primus Financial Products, LLC, we provide credit protection chiefly against the risk of default on substantially investment grade corporate and sovereign reference entities. Primus Asset Management, another wholly owned subsidiary, acts as manager of the credit swap and cash investment portfolios of its affiliates.

Our registered office is at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda, and our telephone number is 441-296-0519. The offices of Primus Financial and Primus Asset Management are located at 360 Madison Avenue, New York, New York 10017, and their telephone number is 212-697-2227. Our common shares, par value $0.08 per share (“common shares”), are quoted in the over-the-counter (“OTC”) markets under the symbol “PRSG.”

Currently, our focus is directed toward managing Primus Financial’s credit swap portfolio as it amortizes, optimizing our capital structure and managing our portfolio of investments and expenses.

Primus Financial

Primus Financial is a Delaware limited liability company that was established to sell credit protection in the form of credit swaps primarily to global financial institutions, referred to as “counterparties”, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a “Reference Entity”, to pay to its counterparty an amount determined through industry-sponsored auctions equivalent to the notional amount of the credit swap less the auction-determined recovery price of the underlying debt obligation. Primus Financial may elect to acquire the underlying security in the related auction or in the market and seek to sell such obligation at a later date.

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

In 2009, we announced our intention to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio, unless associated with a risk mitigation transaction. Risk mitigation transactions may include the termination of selected credit swap transactions as well as portfolio repositioning transactions with individual counterparties.

Bankruptcy Remoteness

Primus Financial and each of its subsidiaries have been structured so that neither Primus Financial nor any of its subsidiaries should be substantively consolidated in a bankruptcy case with each other, nor with Primus Guaranty nor with any of its other Primus affiliates in the event of bankruptcy.

Credit Swap Portfolio-Primus Financial

As of December 31, 2011, Primus Financial had a credit swap portfolio with a total notional amount of $8.1 billion and a weighted average remaining maturity of 1.62 years. At December 31, 2011, approximately 66% of Primus Financial’s outstanding notional credit swap portfolio was denominated in U.S. dollars and 34% was denominated in euros.

Single Name Credit Swaps

As of December 31, 2011, Primus Financial’s portfolio of single name credit swaps sold was $4.3 billion (in notional amount) and had a weighted average remaining maturity of 0.83 years. The last single name credit swap transaction in the portfolio is scheduled to mature in September 2013. Primus Financial’s portfolio of single name credit swaps sold is denominated in U.S. dollars and euros. The portfolio included 233 corporate and sovereign Reference Entities domiciled in 22 countries. Reference Entities that were domiciled in the United States and outside of the United States comprised 28% and 72%, respectively, of the single name credit swap portfolio at December 31, 2011. At December 31, 2011, 35% of Primus Financial’s single name credit swaps were denominated in U.S. dollars and 65% in euros.

Tranches

As of December 31, 2011, Primus Financial’s portfolio of credit swap tranches sold was $3.8 billion (in notional amount) and had a weighted average remaining maturity of 2.50 years. The last tranche transaction in the portfolio is scheduled to mature in December 2014. Primus Financial’s portfolio of credit swap tranches sold is entirely denominated in U.S. dollars and includes corporate and sovereign Reference Entities.

CDS on ABS

As of December 31, 2011 Primus Financial’s portfolio of CDS on ABS was $13.1 million (in notional amount). Primus Financial’s portfolio of CDS on ABS is entirely denominated in U.S. dollars. The last CDS on ABS transaction in the portfolio is estimated to mature in August 2025. The actual maturity for any CDS on ABS contract may be earlier or later than the estimated maturity.

Counterparties

At December 31, 2011, Primus Financial had outstanding credit swap transactions with 22 counterparties. These counterparties primarily consisted of global financial institutions. Primus Financial’s top counterparty and top five counterparties represented approximately 22% and 49%, respectively, of its credit swap portfolio in notional amounts outstanding at December 31, 2011. One counterparty accounted for more than 10% of consolidated net premiums earned for the year ended December 31, 2011. Primus Financial does not post collateral to its counterparties nor are there any ratings triggers or other conditions which would require collateral to be posted. However, subsidiaries of Primus Financial have granted security interests in their assets in favor of certain counterparties.

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

Primus Asset Management

Primus Asset Management, a Delaware corporation, acts as manager of the credit swap and cash investment portfolios of its affiliates. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology and other services.

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

Investments and Investment Policy

The cash balances of the Company have been invested primarily in corporate securities and money market funds. The corporate securities consist of short-term debt issued by investment grade U.S. financial and corporate entities.

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

Competition

The Company’s business priorities are focused on the amortization of Primus Financial’s credit swap portfolio and its invested capital. Primus Financial has not written any additional credit swap protection since the second quarter of 2008 and does not actively compete in the market for new credit swap contracts.

Employees

As of December 31, 2011, we had 10 employees. None of our employees is party to a collective bargaining agreement or represented by any labor organization. We consider our relations with our employees to be good.

Additional Information

We make available, free of charge, access to Primus Guaranty, Ltd.’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16(a) filings, our Proxy Statement, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC through our home page at www.primusguaranty.com. The information on our Web site is not incorporated by reference into this Annual Report on Form 10-K. In December 2011, we announced our intention to de-register our securities with the SEC. Accordingly, we anticipate our SEC reporting requirements will be suspended from March 2012 onward.

As required by Section 303A.12 (a) of the New York Stock Exchange (“NYSE”) Corporate Governance Standards, our Chief Executive Officer has filed the required certification on May 25, 2011. In December 2011, we de-listed our securities from the NYSE and, accordingly, will no longer be filing such certifications.

Certain Bermuda Law Considerations

In this discussion, references to (i) “Primus Guaranty” are references solely to Primus Guaranty, Ltd. and not to any of its consolidated operations; and (ii) “BD$” are references to Bermuda Dollars.

Primus Guaranty and Primus Bermuda have been designated as non-residents for exchange control purposes by the BMA. Common shares of a Bermuda company may be offered or sold in Bermuda only in compliance with the provisions of the Exchange Control Act, 1972 and related regulations, which regulates the sale of securities in Bermuda. Both companies are required to obtain the prior permission of the BMA for the issuance and transferability of their shares. We had received consent from the BMA for the issue and free transferability of the common shares of Primus Guaranty, as long as the shares of Primus Guaranty are listed on an appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes. In connection with the de-listing of our common shares from the NYSE, we received a no objection letter from the BMA for the free transferability of the common shares in the OTC markets. The prior permission of the BMA must be obtained, however, for certain acquisitions of our common shares.

Primus Guaranty and Primus Bermuda have each been incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain transactions, including (1) the acquisition or holding of land in Bermuda (except as may be required for their business and held by way of lease or tenancy for terms of not more than 50 years or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of BD$50,000 without the consent of the Bermuda Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda (and certain other limited circumstances) or under license granted by the Bermuda Minister of Finance.

Primus Guaranty and Primus Bermuda each must comply with the provisions of The Companies Act 1981, as amended, of Bermuda (the “Bermuda Companies Act”) regulating the payment of dividends, and making distributions from contributed surplus and purchases of shares. A Bermuda company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Under the Bermuda Companies Act, when a Bermuda company issues shares at a premium (that is for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Bermuda Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as premium arising on a particular class of shares which may be used in paying up unissued shares to be issued to shareholders as fully paid bonus shares. The paid-up share capital may not be reduced if on the date the reduction is to be effected there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. Similarly, no purchase by a company of its own shares may be effected if, on the date on which the purchase is to be effected, there are reasonable grounds for believing that the company is, or after the purchase would be, unable to pay its liabilities as they become due.

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

U.S. Holders

Except as noted in the preceding paragraph, the following discussion summarizes the material U.S. federal income tax consequences relating to the ownership and disposition of our common shares by a beneficial owner thereof that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States or any political subdivision thereof, or (iii) an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

As discussed in greater detail below under “— Passive Foreign Investment Companies” and “Taxation of Primus Guaranty and its Subsidiaries — U.S. Taxation — Primus Guaranty, Primus Bermuda and Primus Financial,” subject to the limitations and caveats described below, Primus Guaranty believes that (1) neither Primus Guaranty nor Primus Bermuda should be treated as engaged in a trade or business within the United States and (2) Primus Guaranty and Primus Bermuda should be and continue to be passive foreign investment companies (“PFICs”) for U.S. federal income tax purposes. This discussion assumes both of these conclusions, unless otherwise stated.

Passive Foreign Investment Companies.    Special and adverse U.S. federal income tax rules apply to shareholders who are direct or indirect owners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes “passive income” or 50% or more of its assets produce passive income. Various rules require that a foreign corporation look through its ownership interest in lower-tier subsidiaries in determining whether it satisfies the “asset” or the “income” test. Based on the operations, assets and income of our entire group, and in particular the operations, assets and income of Primus Financial, Primus Guaranty believes that both Primus Guaranty and Primus Bermuda (as well as certain collateralized loan obligations (“CLOs”) for which Primus Asset Management acted as collateral manager in which Primus Bermuda formerly had invested; references to Primus Bermuda in the remainder of this section includes those CLOs) should satisfy either or both of the “income” or “asset” tests and as a result should be and continue to be PFICs. If it were determined that Primus Financial’s activities with respect to credit swaps constituted a U.S. trade or business, Primus Guaranty and Primus Bermuda as a result might not be PFICs.

Holders of common shares are urged to consult with their tax advisors as to the tax consequences of holding shares directly and indirectly (in the case of Primus Bermuda) of PFICs and the possible advisability of electing to have each of Primus Guaranty and Primus Bermuda treated as a “qualified electing fund” (“QEF”).

If Primus Guaranty and Primus Bermuda are treated as PFICs during the period in which a shareholder holds common shares (a “holding period”) and such shareholder has not made a QEF election (as described below) or a mark-to-market election (as discussed below) with respect to each of Primus Guaranty and Primus Bermuda, the shareholder will be subject to the following adverse tax consequences. Upon a disposition of common shares of Primus Guaranty (or the sale of Primus Bermuda shares by Primus Guaranty), including, under certain circumstances, pursuant to an otherwise tax-free transaction, gain recognized by the shareholder would be allocated ratably over the shareholder’s holding period for the common shares. The amounts allocated to the taxable year of the sale or other exchange would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest marginal U.S. federal income tax rate in effect for individuals or corporations, as appropriate, and an interest charge would be imposed on the tax attributable to such allocated amounts. Further, any distribution in respect of common shares of Primus Guaranty (or to Primus Guaranty in respect of shares of Primus Bermuda) will be taxed as above if the amount of the distribution is more than 125% of the average distribution with respect to the common shares received by the shareholder (or by Primus Guaranty in the case of a distribution in respect of Primus Bermuda shares) during the preceding three years or the shareholder’s holding period, whichever is shorter. Distributions by a PFIC are not eligible for the reduced tax rate of 15% that applies to certain dividends paid to non-corporate U.S. shareholders.

If Primus Guaranty and Primus Bermuda are PFICs and a shareholder does not make a QEF election or a mark-to-market election at the time the shareholder purchases the common shares, the corporations will continue to be treated as PFICs with respect to the common shares held directly or indirectly by the shareholder, even if they subsequently cease to qualify as PFICs, unless an election as described below is made to “purge” the PFIC taint. A “purging” election would itself accelerate PFIC tax treatment but would avoid PFIC tax treatment for subsequent years when Primus Guaranty and Primus Bermuda are not PFICs and for years in which a QEF election as discussed below is in effect. Different methods of “purging” the PFIC taint are available depending on whether the corporation is a PFIC at the time the election is made and certain other facts.

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

As discussed in more detail below, we have determined that the credit swaps sold by Primus Financial are best treated as the sale of options for U.S. federal income tax purposes. Accordingly, Primus Financial will recognize income or loss as a protection seller, only upon default, termination or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we have not sought, and do not intend to seek, a ruling from the U.S. Internal Revenue Service (“IRS”), on this point. As described below, the U.S. Department of the Treasury (the “Treasury Department”) recently has issued proposed regulations regarding the treatment of credit swaps. If these proposed regulations are adopted as proposed, they would require a different treatment of credit swaps entered into after adoption of the proposed regulations from the option treatment used by Primus Financial. If the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as the sale of options, the timing of the income recognized by Primus Financial could be accelerated, which would accelerate the inclusion of taxable income by a shareholder if it makes QEF elections. In addition, because the option treatment adopted by Primus Financial for the tax treatment of credit swaps differs from the treatment used for financial accounting purposes, the amount of taxable income that a shareholder would include in a particular year as a result of a QEF election may differ significantly from, and in particular years may be significantly greater than, the amount that the shareholder would have included were taxable income calculated in the manner used for financial accounting purposes.

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

If shares of a PFIC are “regularly traded” on a “qualified exchange” (which includes certain U.S. exchanges and other exchanges designated by the Treasury Department) or marketable shares, a U.S. holder of such shares may make a mark-to-market election. Until December 19, 2011, Primus Guaranty common shares were traded on the NYSE, a “qualified exchange”, which the Company believes would have rendered the holder of common shares eligible to apply the “mark-to-market” election with respect to Primus Guaranty. Subsequent to December 19, 2011, the common shares of Primus Guaranty are traded on the OTC markets which the Treasury Department has not designated as a “qualified exchange”. Shareholders who had previously made a mark-to-market election are advised to consult with their tax advisors as to the possibility of making a QEF election, effective as of the beginning of the 2011 tax year, in respect of their holdings of Primus Guaranty common shares. Even if the common shares of Primus Guaranty previously qualified as “marketable shares” for this purpose, prior to 2011, the shares of Primus Bermuda are not “marketable shares” for these purposes. There is no authority on how a mark-to-market election for a corporation which is a PFIC affects that holders’ treatment of a subsidiary of that corporation which is also a PFIC.

As of January 1, 2012, an election has been made to treat Primus Bermuda as a disregarded entity, or branch, of Primus Guaranty, rather than as a separate corporation, for U.S. federal income tax purposes. As a result, beginning January 1, 2012, Primus Bermuda no longer will be treated as a separate PFIC, and its income and assets will be combined with those of Primus Guaranty for purposes of PFIC computations (including with respect to QEF elections) regarding Primus Guaranty. The change in Primus Bermuda’s status resulting from this election is expected to be treated, in general, as a tax-free liquidation of a subsidiary corporation into a parent corporation, and, based on the expected treatment of both Primus Bermuda and Primus Guaranty as PFICs, as not resulting in current tax for shareholders. Based on proposed regulations, however, a shareholder that has not made a QEF election with respect to Primus Bermuda is expected to continue to be subject to the potentially adverse tax treatment that applies to a shareholder of a PFIC that has not made a QEF or a mark-to-market election with respect to Primus Bermuda, even if the shareholder previously has made a QEF or a mark-to-market election with respect to Primus Guaranty, unless the shareholder makes a “purging” election of the sort described above. Shareholders are urged to consult with their tax advisors regarding the treatment of their interests in the common shares of Primus Guaranty and Primus Bermuda, and appropriate reporting with respect thereto, following the deemed liquidation of Primus Bermuda described in this paragraph.

Shareholders are urged to consult with their tax advisors regarding the likely classification of Primus Guaranty and Primus Bermuda as PFICs and the advisability of making QEF elections with respect to Primus Guaranty and Primus Bermuda.

Alternative Characterizations.    If Primus Guaranty and Primus Bermuda were not PFICs, distributions with respect to the common shares would be treated as ordinary dividend income to the extent of Primus Guaranty’s current or accumulated earnings and profits as determined for U.S. federal income tax purposes. Dividends paid by Primus Guaranty to U.S. corporations are not eligible for the dividends-received deduction and, subsequent to December 19, 2011, dividends paid on its common shares to non-corporate U.S. shareholders would not be eligible for the reduced tax on dividends at a maximum rate of 15%, as our common shares are no longer listed on the NYSE and therefore are not readily tradeable on an established securities market in the United States for purposes of Section 1(h)(11) of the Code. Distributions in excess of Primus Guaranty’s current and accumulated earnings and profits would first be applied to reduce a shareholders tax basis in the common shares, and any amounts distributed in excess of such tax basis would be treated as gain from the sale or exchange of the common shares.

If Primus Guaranty and Primus Bermuda were not PFICs, a shareholder would, upon the sale or exchange of common shares, generally recognize gain or loss for federal income tax purposes equal to the excess of the amount realized upon such sale or exchange over the shareholder’s U.S. federal income tax basis for such common shares. Such long-term capital gain is currently generally subject to a reduced rate of U.S. federal income tax if recognized by non-corporate U.S. holders, which is currently a maximum of 15% for years prior to 2013. Limitations apply to the deduction of capital losses.

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

Taxation of Primus Guaranty and Its Subsidiaries

Bermuda Taxation

Primus Guaranty and Primus Bermuda.    Each of Primus Guaranty and Primus Bermuda has received an assurance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda (the “Tax Protection Act”), to the effect that in the event of any legislation imposing tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax being enacted in Bermuda, then the imposition of any such tax shall not be applicable to Primus Guaranty and Primus Bermuda, or to any of their operations, or the shares, debentures, or other obligations of Primus Guaranty and Primus Bermuda until March 28, 2016. This assurance does not prevent the application of any such tax or duty to such persons who are ordinarily resident in Bermuda or the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 of Bermuda or otherwise payable in relation to property leased to Primus Guaranty and Primus Bermuda. Each of Primus Guaranty and Primus Bermuda is required to pay certain annual Bermuda government fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax to the Bermuda government. Currently, there is no Bermuda withholding tax on dividends paid by Primus Guaranty and Primus Bermuda.

U.S. Taxation

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

The U.S. branch profits tax rate currently is 30%, subject to reduction by applicable tax treaties. The branch profits tax, which is based on net income after subtracting the regular corporate tax and making certain other adjustments, is imposed on the amount of net income deemed to have been withdrawn from the United States. If Primus Financial is found to be, or to have been, engaged in a U.S. trade or business and, as a result, the U.S. branch profits tax applies to Primus Bermuda, the branch profits tax may be imposed at a rate of 30%.

As discussed above, Primus Guaranty has determined that the credit swaps sold by Primus Financial, are best treated as the sale of options for U.S. federal income tax purposes, such that Primus Financial will recognize income or loss as a protection seller only upon default or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes. The Treasury Department has been studying the treatment of derivative transactions generally, including credit swaps, and on September 15, 2011 issued proposed regulations for comment relating to the taxation of credit swaps. The proposed regulations indicate that credit swaps should be taxed as “notional principal contacts” (“NPC’s”) which requires a different tax treatment than for options. The proposed regulations have not been finalized. The proposed regulations indicate that the NPC treatment would be applied only to new swaps undertaken after the proposed tax regulations are effective. Notwithstanding the proposed regulations, if the IRS were to successfully assert that the credit swaps sold by Primus Financial should be treated other than as options, (i) the timing of the income recognized by Primus Financial could be accelerated, (ii) the character of this income could be altered and (iii) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income or withholding tax at the rate of 30% on its FDAP income (discussed below). In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s recognition of taxable income would be accelerated.

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

Primus Asset Management.    Primus Asset Management is a Delaware corporation which is owned by Primus Bermuda through Primus Group Holdings, a disregarded entity for U.S. federal income tax purposes. Primus Asset Management is subject to U.S. federal income tax on a net basis on its income. Primus Asset Management manages Primus Financial’s credit swap portfolios and provides services to affiliated companies. See “Primus Asset Management” for further discussion.

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

Risks Related to Our Business and Operations

General economic and specific conditions in the global financial and credit markets may materially adversely affect our loss experience and our financial results.

The global economy continues to demonstrate signs of stress in certain geographic and industry sectors which could create a greater level of risk to our business. Primus Financial may experience a higher level of credit events which would have a material adverse impact on our financial condition and results of operations.

The successful amortization of the Primus Financial credit swap portfolio will be highly dependent on the level of credit losses in that portfolio over its remaining life. Management expects the credit markets will continue to be uncertain and volatile for some time and that certain industry sectors could continue to experience further deterioration in their balance sheets and poor financial performance. In addition, certain regional economies, particularly in Europe, have shown weakness during 2011. These factors could increase the potential for additional credit events. It is possible that the level of credit event losses that Primus Financial experiences will exceed its ability to pay claims.

Primus Financial’s portfolio includes significant exposure on credit swaps sold referencing a number of global financial intermediaries and banks, including senior and subordinated debt issued by financial institutions. A number of these institutions have received capital infusions and support from governments and central banks. Additionally, many of these institutions may have to raise new capital or shrink their businesses to meet new regulatory capital requirements. These factors, combined with the potential future deterioration in certain European economies and concerns about financial institutions’ holdings of certain sovereign debt obligations and cross-border exposures, increases the possibility of default.

The failure to manage effectively the risk of credit losses would have a material adverse effect on our financial condition and results of operations.

During the period from 2009 through 2011, we completed several risk mitigation transactions in Primus Financial’s credit swap portfolio as part of our plan to actively manage this portfolio in amortization. The objectives of these transactions, which included both portfolio repositioning transactions of single name credit swaps and tranche transactions with certain counterparties and terminations of selected credit swaps referencing specific Reference Entities, were to reduce the risk of certain Reference Entity concentrations, as well as to improve the capital subordination levels in certain tranche transactions. However, there cannot be any assurance that any of the transactions which we have completed or which we may complete in the future will be effective. In addition, if the level of credit events were to exceed our expectations, the payments Primus Financial would be required to make under its related credit swaps could materially and adversely affect our financial condition and results of operations. Moreover, even though we may identify a heightened risk of default with respect to a particular Reference Entity or Entities, our ability to limit Primus Financial’s losses, through hedging, terminating credit swaps or other risk mitigation transactions, before defined credit events actually occur could be limited by conditions of inadequate liquidity in the credit swap market or conditions which render terminations, hedging or such other risk mitigation transactions economically impractical. There can be no assurance that we will be able to manage higher risks of credit losses effectively. It is possible that the level of credit events that Primus Financial experiences will exceed its ability to pay claims.

Primus Financial’s tranche portfolio of credit swaps also creates risks for us.

As of December 31, 2011, Primus Financial’s portfolio of credit swap tranches sold was $3.8 billion (in notional amount). Tranches generally reference pools of credit swaps and have capital subordination levels that are designed to protect against making cash payments upon some number of credit events affecting the Reference Entities referenced in the tranche. Primus Financial’s portfolio of credit swap tranches includes exposure to European financial institutions which have increased risk of default as noted above. Primus Financial’s portfolio of credit swap tranches also includes exposure to mortgage insurers and financial guaranty companies based in the United States which have been adversely affected by the decline in the real estate market. Since 2008, a combination of credit events with respect to certain Reference Entities in Primus Financial’s tranche portfolio has caused the subordination levels to be reduced or eradicated. Additional credit events in the future may further reduce subordination levels, and if subordination is eradicated, Primus Financial may be required to make cash payments to the relevant counterparty, potentially to the full notional amount of the tranche transaction. This would have a material adverse impact on our financial condition and results of operations. While management of Primus Financial has terminated certain tranche transactions and completed risk mitigation transactions seeking to improve the capital subordination levels or replace higher risk reference entities in certain tranche transactions, there can be no assurance that any such risk mitigation transactions, previously completed or completed in the future, will be successful.

Primus Financial’s counterparties are global financial institutions. A default by a major counterparty could have a material adverse impact on Primus Financial.

The insolvency of a major swap counterparty could have a material adverse impact on Primus Financial as it is likely the insolvent counterparty would cease making premium payments on its credit swap agreements. It may be difficult for Primus Financial to cancel its contracts with an insolvent counterparty, with the contingent risk that the defaulting counterparty may be successful in making claims for credit events on a Reference Entity under a credit swap agreement with that counterparty.

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

Primus Financial’s credit swaps are denominated in both U.S. dollars and euros. Approximately 34% of Primus Financial’s outstanding total credit swap portfolio of $8.1 billion (in notional amount) at December 31, 2011 was denominated in euros. The notional principal of the credit swap is denominated in euros and the premiums are payable in euros, and therefore our credit exposure is affected by changes in the exchange rate between euros and U.S. dollars. We translate euros into U.S. dollars at the current market exchange rates for the purpose of recognizing credit swap premium income and the computation of fair values in our consolidated statements of operations. Changes in the exchange rates between euros and U.S. dollars may have an adverse affect on the fair value of credit swaps, settlement of potential credit event losses and premium income in our consolidated statements of operations. We do not hedge against foreign exchange rate risk.

A significant proportion of our capital is invested in corporate securities. We cannot be assured that there will not be defaults or adverse price movements or defaults in these securities.

At December 31, 2011, approximately $340.2 million of our investment capital was invested in securities issued by corporations, predominantly domiciled in the United States. These securities are, as a general rule, investment grade and have a remaining tenor of less than three years. However, we cannot be assured that there will not be adverse price movements or defaults in these securities resulting in a weakening of our financial position and adverse financial results.

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

At December 31, 2011, Primus Guaranty, Ltd. had $88.3 million outstanding of its 7% Senior Notes due 2036 (the “7% Senior Notes”). As a holding company, we currently rely on investment income from our portfolio of investments, capital resources of the holding company and dividends and/or distributions from our subsidiaries to service the interest on the 7% Senior Notes above current levels. If our investment income or our capital resources were to decline such that they were insufficient to pay interest on the 7% Senior Notes, we may have difficulty finding other sources of income or capital to pay such interest and, as a result, have difficulty in servicing such debt.

At December 31, 2011, Primus Financial had $175.5 million outstanding in aggregate of its perpetual preferred securities and subordinated deferrable interest notes. Primus Financial relies on its credit swap premiums and its investment income from its portfolio of investments to service the interest on its outstanding debt and make distribution payments on its perpetual preferred securities. If Primus Financial’s credit swap portfolio suffers significant credit events, it will be forced to liquidate significant portions of its investment portfolio in order to pay claims to its counterparties, thereby also reducing the source of its investment income utilized to service its outstanding debt.

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

In addition, Primus Guaranty has been repurchasing its common shares and its 7% Senior Notes and Primus Financial has been repurchasing its perpetual preferred securities and subordinated deferrable interest notes. Since the inception of these buyback programs in 2008 and through December 31, 2011, Primus Guaranty purchased and retired 13.7 million common shares at a cost of $40.7 million and $36.7 million of face amount of its 7% Senior Notes at a cost of $16.1 million. Primus Financial has repurchased $124.5 million of face amount of its outstanding debt and preferred securities at a cost of $64.9 million. There is no assurance that the capital repurchased in these transactions can be replaced. The Company may continue to make discretionary repurchases of its shares and debt in the future, if it believes it is appropriate to do so.

If we cannot obtain or replace adequate capital when we need to do so, our business, results of operations and financial condition could be adversely affected.

Certain of our principal shareholders control us.

At December 31, 2011, a few shareholders collectively owned the majority of our outstanding common shares. As a result, these shareholders, collectively, are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate action submitted to our shareholders for approval, including potential mergers, amalgamations or acquisitions, asset sales and other significant corporate transactions. These shareholders also have sufficient voting power to amend our organizational documents. There is no assurance that the interests of our principal shareholders will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.

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

We cannot assure you that we will continue to be able to employ key personnel and retain qualified personnel in the future. The sale or termination of the majority of the asset management business and change of the credit swap portfolio to an amortization status had the effect of decreasing the number of employees required to service the business. Accordingly, during 2010 and 2011 we reduced the number of employees and anticipate a continued reduction in employee headcount in the future. We believe we have sufficient employees to manage the amortization of the Primus Financial credit swap portfolio. However, given the reduction in staff, it may be difficult to provide coverage and find qualified replacements for employees who leave unexpectedly.

We are highly dependent on information systems and third-party service providers.

Our businesses are highly dependent on information systems and technology. We outsource our information systems operations to third parties who are responsible for providing the management, maintenance and updating of such systems. Any failure or interruption of our systems could cause delays or other problems in our business activities and our ongoing credit analysis and risk management assessments. This could have a material adverse effect on our financial condition and results of operations.

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

Primus Guaranty and Primus Bermuda (which for purposes of the discussion in this section includes its former investments in certain CLOs) are likely to be and remain PFICs for U.S. federal income tax purposes. There are potentially adverse U.S. federal income tax consequences of investing in a PFIC for a shareholder who is a U.S. taxpayer. These consequences include the following: (1) if a shareholder makes a QEF election with respect to Primus Guaranty and Primus Bermuda, the shareholder will have to include annually in its taxable income an amount reflecting an allocable share of the income of Primus Guaranty or Primus Bermuda, regardless of whether dividends are paid by Primus Guaranty to the shareholder, (2) if a shareholder has made a mark-to-market election (see “Tax Considerations” for further discussion) for a tax year prior to 2011 with respect to Primus Guaranty, the shareholder will have to include in its taxable income an amount reflecting any increases in the price of our common shares, regardless of not having received any dividends paid by Primus Guaranty to the shareholder for that tax year and subsequent years prior to 2011, with the mark-to-market election no longer being effective for the tax year 2011, reflecting the de-listing of Primus Guaranty from the NYSE (moreover, it is unclear how such an election would affect the shareholder with respect to Primus Bermuda), and (3) if a shareholder does not make a QEF election or a mark-to-market election, the shareholder may incur significant additional U.S. federal income taxes with respect to dividends on, or gain from, the sale or other disposition of, our common shares, or with respect to dividends from Primus Bermuda to us, or with respect to our gain on any sale or other disposition of Primus Bermuda shares. In addition, if a shareholder makes the QEF election with respect to Primus Guaranty and Primus Bermuda, it is possible that the shareholder’s allocable share of income from Primus Guaranty and/or Primus Bermuda may be significantly greater in the tax years from 2012 onward than in prior years. This potential outcome reflects, among other factors, potential reductions in operating expenses and the potential timing of recognition of items of taxable income and loss relating to the Primus Financial’s credit swap portfolio as it amortizes.

If we are found to be engaged in a U.S. trade or business, we may be liable for significant U.S. taxes.

We believe that Primus Guaranty and Primus Bermuda, both directly and through Primus Bermuda’s indirect ownership interest in Primus Financial (which, for U.S. federal income tax purposes, is treated as a partnership interest), will operate their businesses in a manner that should not result in their being treated as engaged in a trade or business within the United States for U.S. federal income tax purposes. Consequently, we do not expect to pay U.S. corporate income or branch profits tax on Primus Financial’s income. However, because the determination of whether a foreign corporation is engaged in a trade or business in the United States is fact-based and there are no definitive standards for making such a determination, there can be no assurance that the IRS will not contend successfully that Primus Guaranty, Primus Bermuda or Primus Financial are engaged in a trade or business in the United States. The maximum combined rate of U.S. corporate federal, state and local income tax that could apply to Primus Guaranty, Primus Bermuda, or Primus Financial, were they found to be engaged in a U.S. trade or business in New York City and subject to income tax, is currently approximately 46%. This combined income tax rate does not include U.S. branch profits tax that would be imposed on Primus Bermuda were Primus Financial found to be engaged in a U.S. trade or business and deemed to be making distributions to Primus Bermuda. The branch profits tax, were it to apply, would apply at the rate of 30% on amounts deemed distributed. Primus Guaranty, Primus Bermuda and Primus Financial have undergone a U.S. federal income tax audit covering the tax years 2004 through 2006. Although management has not received formal notification from the IRS that the audit has been completed, the statute of limitations for the years in question has expired, and the Company has taken the position that the audit has concluded without any additional liability on behalf of the Company. Should this position be incorrect and should any issues considered in the audit be resolved in a manner not consistent with management’s expectations, Primus Guaranty or Primus Bermuda could be required to pay U.S. corporate income tax.

If the IRS successfully challenges the treatment Primus Financial has adopted for its credit swap transactions, the timing and character of taxable income recognized by Primus Financial could be adversely affected.

Consistent with its treatment of the credit swaps sold by Primus Financial as the sale of options for U.S. federal income tax purposes, we have determined that in general Primus Financial will recognize income or loss as a protection seller or buyer only upon default, termination or expiration of the credit swaps. There is no definitive authority in support of the treatment by Primus Financial of its credit swaps as options for U.S. federal income tax purposes, and we have not sought, and do not intend to seek, a ruling from the IRS on this point. The Treasury Department has been studying the treatment of derivative transactions generally, including credit swaps, and on September 15, 2011 issued proposed regulations for comment relating to the taxation of credit swaps. The proposed regulations indicate that credit swaps should be taxed as NPCs which require a different tax treatment than for options. The proposed regulations have not been finalized. The proposed regulations indicate that the NPC treatment would be applied only to new swaps undertaken after the proposed tax regulations are ratified. Notwithstanding the proposed regulations, if the IRS were to assert successfully that the credit swaps sold by Primus Financial should be treated other than as options, (1) the timing of the income recognized by Primus Financial could be accelerated, (2) the character of this income could be altered and (3) Primus Bermuda and Primus Guaranty, as non-U.S. persons, could be subject to U.S. income tax, or withholding tax at the rate of 30% on its FDAP income. In addition, were these changes in character to apply and were Primus Bermuda (through its investment in Primus Financial) and Primus Guaranty (through its investment in Primus Financial) found to be engaged in a U.S. trade or business, Primus Bermuda’s and Primus Guaranty’s recognition of taxable income would be accelerated.

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

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and, as such is listed on the OECD “white list.” However, we are not able to predict what changes will be made to this classification or whether such changes will subject us to additional taxes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2011, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In December 2010, Primus Financial entered into an agreement to sublease approximately 12,000 square feet of this New York office space. We believe the remaining 5,500 square feet of office space is adequate to meet our current needs.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Formerly our common shares traded on the NYSE under the symbol “PRS”. From December 20, 2011 our common shares trade in the OTC market under the symbol “PRSG.” The following table sets forth, for the indicated periods, the high, low and closing sales prices of our common shares in U.S. dollars, as reported on the NYSE and the OTC markets at the relevant times:

Year ended December 31, 2011	High	Low	Close
First Quarter	$5.20	$4.68	$5.08
Second Quarter	$5.34	$4.60	$5.25
Third Quarter	$6.35	$4.15	$5.27
Fourth Quarter	$6.40	$3.82	$4.90

Year ended December 31, 2010	High	Low	Close
First Quarter	$4.38	$3.04	$4.20
Second Quarter	$4.82	$3.44	$3.69
Third Quarter	$4.78	$3.41	$4.56
Fourth Quarter	$5.66	$4.49	$5.08

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common shares during the fourth quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (a)
October 1 — 31	119,000	$5.41	119,000	$41,166,440
November 1 — 30	27,617	$5.50	27,617	$41,014,549
December 1 — 31	359,514	$4.65	359,514	$39,342,529

Total	506,131	$4.88	506,131

(a)	On October 8, 2008, our board of directors authorized the implementation of a buyback program for the purchase of our common shares and/or our 7% Senior Notes in the aggregate up to $25.0 million. On February 3, 2010, our board of directors authorized an additional expenditure of up to $15.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On July 29, 2010, our board of directors authorized an additional expenditure of up to $5.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On October 27, 2010, our board of directors authorized an additional expenditure of up to $10.0 million of available cash for the purchase of our common shares and/or our 7% Senior Notes. On October 26, 2011, our board of directors authorized an additional expenditure of up to $25.0 million in the buyback program. The amounts in this column do not reflect the cost of approximately $16.1 million for purchases of our 7% Senior Notes, since inception of our buyback program through December 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 12 of this Annual Report on Form 10-K.

Shareholder Information

As of March 15, 2012, 34,061,567 common shares were issued and outstanding, and held by approximately 27 shareholders of record. Due to the number of common shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common shares. As of March 15, 2012, the closing share price on the OTC market of our common shares was $6.10.

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

Performance Graph

Set forth below is a performance graph comparing the cumulative total shareholder return through December 31, 2011 on our common shares against the cumulative return of the S&P Small Cap 600 Index and Russell 1000 Financial Sector, assuming an investment of $100 on December 31, 2006.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Primus Guaranty, Ltd	$60.64	$9.88	$26.41	$43.99	$42.43
S&P Small Cap 600 Index	$99.70	$68.72	$86.30	$109.00	$110.12
Russell 1000 Financial Sector	$81.44	$38.36	$45.02	$49.56	$42.33

Item 6.	Selected Financial Data

The following tables present our historical financial and operating data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 which were derived from our consolidated financial statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year Ended December 31,
Statements of Operations Data	2011	2010	2009	2008	2007
Revenues
Net credit swap revenue (loss)(1)	$(39,029)	$267,756	$1,455,802	$(1,688,872)	$(535,064)
Interest income	9,794	13,140	6,685	25,483	40,401
Gain on retirement of long-term debt	9,145	9,866	43,151	9,716	—
Other income	1,608	3,391	3,797	(240)	(3,476)

Total revenues (losses)	$(18,482)	$294,153	$1,509,435	$(1,653,913)	$(498,139)

Expenses
Compensation and employee benefits	$6,527	$18,650	$17,661	$14,595	$20,097
Interest expense	5,998	7,031	9,116	17,032	20,729
Other expenses	6,875	21,600	15,355	14,363	19,809

Total expenses	$19,400	$47,281	$42,132	$45,990	$60,635

Income (loss) from continuing operations before provision (benefit) for income taxes	$(37,882)	$246,872	$1,467,303	$(1,699,903)	$(558,774)
Provision (benefit) for income tax	16	(134)	184	61	52

Income (loss) from continuing operations	(37,898)	247,006	1,467,119	(1,699,964)	(558,826)
Income (loss) from discontinued operations, net of tax	4,133	(49,544)	(3,422)	(9,540)	2,853

Net income (loss)	$(33,765)	$197,462	$1,463,697	$(1,709,504)	$(555,973)
Distributions on preferred securities of subsidiary	$3,035	$3,162	$3,417	$6,642	$7,568
Net loss from discontinued operations attributable to non-parent interests in CLOs	—	(61,174)	—	—	—

Net income (loss) available to common shares	$(36,800)	$255,474	$1,460,280	$(1,716,146)	$(563,541)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.11)	$6.36	$36.46	$(38.16)	$(12.64)
Income (loss) from discontinued operations	$0.11	$0.30	$(0.08)	$(0.21)	$0.06

Net income (loss) available to common shares	$(1.00)	$6.66	$36.38	$(38.37)	$(12.58)

Diluted:
Income (loss) from continuing operations	$(1.11)	$6.04	$35.34	$(38.16)	$(12.64)
Income (loss) from discontinued operations	$0.11	$0.29	$(0.08)	$(0.21)	$0.06

Net income (loss) available to common shares	$(1.00)	$6.33	$35.26	$(38.37)	$(12.58)

Weighted average common shares outstanding:
Basic	36,849	38,361	40,142	44,722	44,808
Diluted	36,849	40,366	41,414	44,722	44,808

(1)	Net credit swap revenue (loss) consists of the following:

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Net premiums earned	$40,522	$58,100	$85,116	$102,515	$84,771
Net realized gains (losses) on credit swaps	(14,770)	(86,884)	(113,077)	(161,957)	(5,190)
Net unrealized gains (losses) on credit swaps	(64,781)	296,540	1,483,763	(1,629,430)	(614,645)

Total net credit swap revenue (loss)	$(39,029)	$267,756	$1,455,802	$(1,688,872)	$(535,064)

(in thousands, except per share data)	As of December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Assets
Cash and cash equivalents	$87,247	$177,736	$299,514	$280,912	$242,665
Investments	341,656	288,985	274,444	486,870	617,631
Restricted cash and investments	137,759	138,540	127,116	—	—
Unrealized gain on swaps, at fair value	—	2,006	2,207	—	606
Other assets	19,162	27,592	29,466	26,449	27,744

Total assets	$585,824	$634,859	$732,747	$794,231	$888,646

Liabilities and Equity (deficit)
Liabilities
Unrealized loss on swaps, at fair value	$457,939	$395,164	$691,905	$2,173,461	$544,731
Long-term debt	172,334	215,828	244,051	317,535	325,904
Other liabilities	11,043	21,902	46,238	7,670	12,952

Total liabilities	$641,316	$632,894	$982,194	$2,498,666	$883,587

Equity (deficit)
Common shares	$2,787	$3,046	$3,061	$3,263	$3,603
Additional paid-in-capital	260,258	275,453	280,685	281,596	280,224
Warrants	—	—	—	—	—
Accumulated other comprehensive income (loss)	1,086	3,333	2,148	908	(4,712)
Retained earnings (deficit)	(409,769)	(372,969)	(628,443)	(2,088,723)	(372,577)
Total shareholders’ equity (deficit) of Primus Guaranty, Ltd	(145,638)	(91,137)	(342,549)	(1,802,956)	(93,462)
Preferred securities of subsidiary	$90,146	$93,102	$93,102	$98,521	$98,521

Total equity (deficit)	(55,492)	1,965	(249,447)	(1,704,435)	5,059

Total liabilities and equity (deficit)	$585,824	$634,859	$732,747	$794,231	$888,646

Per Share Data:
Book value per share(1)	$(4.18)	$(2.39)	$(8.95)	$(44.21)	$(2.08)

(1)	Book value per share is based on total shareholders’ equity (deficit) of Primus Guaranty, Ltd. divided by basic common shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Primus Financial

Primus Financial was established to sell credit protection in the form of credit swaps to global financial institutions against primarily investment grade credit obligations of corporate and sovereign issuers.

In 2009, we announced our intention to amortize Primus Financial’s credit swap portfolio. We expect Primus Financial’s credit swap contracts will expire at maturity unless terminated early through credit events or credit risk mitigation transactions. It is not currently expected that additional credit swaps will be added to Primus Financial’s portfolio.

At December 31, 2011, Primus Financial’s credit swap portfolio had a total notional amount of $8.1 billion, which included $4.3 billion of single name credit swaps, $3.8 billion of tranches and $13.1 million of CDS on ABS. Primus Financial’s portfolio of credit swaps includes single name credit swaps denominated in euros. See note 5 of notes to consolidated financial statements for further information relating to the credit swap portfolio.

Primus Asset Management

Primus Asset Management acts as manager of the credit swap and investment portfolios of its affiliates. Primus Asset Management also has entered into a Services Agreement with its affiliates, whereby it provides management, consulting and information technology and other services.

Executive Overview and Business Outlook

Since the beginning of 2011, our focus has been the amortization of Primus Financial’s credit swap portfolio. We continued the process, which had begun in 2010, of closing down offices and subsidiary companies that were no longer required to support Primus Financial’s operations. We also reduced headcount-related and other operating costs during 2011. In efforts to save further ongoing expenses we de-listed our securities from the NYSE in December 2011.

The total notional principal of Primus Financial’s credit swap portfolio declined from $10.4 billion at the end of 2010 to $8.1 billion at the end of 2011. In 2011, we paid $10.1 million to settle credit events on certain CDS on ABS transactions, and paid a total of $4.7 million to amend or terminate credit swaps which referenced a mortgage insurer which subsequently suffered a credit event. In 2012, $3.6 billion notional principal of the single name credit swap portfolio are scheduled to mature, along with $375 million notional principal of tranche transactions. At the year-end 2012, we anticipate that $4.1 billion of notional principal will remain outstanding unless credit swaps are terminated early. The decline in notional principal will mean the premium income from the portfolio will fall. We expect to earn approximately $31.1 million in premium income in 2012, compared with $40.5 million earned in 2011.

We continue to earn interest on our investment portfolio, although interest rates are at low levels and it does not seem likely they will increase significantly in the short term.

We incur interest and distribution expenses on the securities we have issued. In 2011, we bought back, in face value, a total of $40.9 million of our debt and $3.0 million of preferred securities. Since commencing our debt and preferred buy-back program in 2008 we have bought back a total of $152.7 million of debt and $8.5 million of preferred securities representing 47.0% of the original debt outstanding and 8.5% of the preferred securities.

During 2011 we purchased 3.7 million of our common shares at an average price of $5.01. Since commencing our share buy-back program in 2008 we have bought back a total of 13.7 million shares at an average price of $2.96.

In December 2010, we divested our asset management business, which included the sale of our subsidiary, CypressTree Investment Management, LLC (“CypressTree”), a manager and sub-advisor of CLOs. The proceeds from the sale are expected to be received over time and are contingent upon the amount of future fees earned on the CLOs managed and sub-advised by CypressTree. As a result of this divestiture of our asset management business, the results of operations from this business have been classified as discontinued operations for all periods presented.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material. Our critical accounting policies are set forth below.

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

•	For CDS on ABS, exit price valuations are obtained from an independent provider and reviewed by management.

Nonperformance Risk Adjustment

We consider the effect of our nonperformance risk in determining the fair value of our liabilities. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. We derive an estimate of a credit spread because there is no observable market credit spread on Primus Financial. This estimated credit spread was obtained by reference to similar entities with observable credit spreads, primarily in the insurance and financial insurance businesses.

The following table represents the effect of the nonperformance risk adjustments on our unrealized loss on credit swaps, at fair value in the consolidated statements of financial condition as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$542,199	$456,498
Nonperformance risk adjustments	(84,260)	(61,334)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$457,939	$395,164

The following table represents the effect of the changes in nonperformance risk adjustment on our net credit swap revenue (loss) in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net credit swap revenue (loss) without nonperformance risk adjustments	$(61,955)	$420,899	$2,494,940
Nonperformance risk adjustments	22,926	(153,143)	(1,039,138)

Net credit swap revenue (loss) after nonperformance risk adjustments	$(39,029)	$267,756	$1,455,802

Fair Value Hierarchy — Level 3

Level 3 assets at December 31, 2011, which included investments in securities issued by CLOs, ABS bonds and contingent consideration from the buyer of CypressTree, were $8.7 million, or 2.5% of the total assets measured at fair value. Level 3 liabilities at December 31, 2011, which included the unrealized loss on credit swaps sold and contingent consideration payments to the sellers of CypressTree, were $460.3 million, or 100% of total liabilities measured at fair value.

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

See note 6 of notes to consolidated financial statements for further discussion of Financial Instruments and Fair Value Disclosures.

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

See notes 6 and 8 of notes to consolidated financial statements for further discussion of Discontinued Operations.

Contingent Consideration from the Buyer of CypressTree

We agreed with the buyer of CypressTree that the proceeds from the sale would be contingent on the amount of future management fees earned on the CLOs managed by CypressTree. We measure the contingent consideration from the buyer at fair value. At December 31, 2011 and 2010, the fair value of the contingent consideration from the buyer of CypressTree was approximately $7.4 million and $9.0 million, respectively. The fair value of the contingent consideration is based on a valuation model which discounts the projected future cash fees and distributions for each CLO. Significant inputs to the valuation model include the fee structure of the CLO, estimates related to loan default rates, recoveries, discount rates and an estimate of the risk of forfeiture of collateral management. See notes 2, 7 and 8 of notes to consolidated financial statements for further discussion.

Contingent Consideration Payments to the Sellers of CypressTree

In purchasing CypressTree in July 2009, Primus Asset Management agreed to make contingent consideration payments to the sellers of CypressTree, based on a fixed percentage of certain future management fees earned through 2015. The liability for contingent consideration payments to the sellers was not included in the subsequent sale of CypressTree in December 2010 and accordingly, remained with Primus Asset Management. At December 31, 2011, the fair value of the contingent consideration payments to the sellers was $2.0 million. The fair value of the contingent consideration is based upon a valuation model which discounts the projected future cash fees and distributions for each CLO. Significant inputs to the valuation model include the fee structure of the CLO, estimates related to loan default rates, recoveries, discount rates and an estimate of the risk of forfeiture of collateral management. See notes 7 and 8 of notes to consolidated financial statements for further discussion.

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

Results of Operations

Introduction

Net credit swap revenue (loss) incorporates credit swap premium income, together with realized gains and losses arising from the termination of credit swaps, as a result of credit events or credit mitigation decisions. In addition, changes in the unrealized gains (losses) of the credit swap portfolio, at fair value, are included in net credit swap revenue (loss).

Other sources of revenue consist of interest income earned on our investments and gains recognized on retirement of long-term debt.

Expenses include interest expense on the debt issued by Primus Guaranty and Primus Financial, employee compensation and other expenses. Primus Financial also makes distributions on its preferred securities.

Effective January 1, 2010, we adopted ASC Topic 810, Consolidation, which required us to consolidate the revenues and expenses of the CLOs under management from January 1, 2010 through November 30, 2010. On December 1, 2010, we deconsolidated the CLOs under management as a result of the divestiture of the CLO asset management business. See Discontinued Operations below for further discussion.

Results of operations are discussed in more detail below.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Overview of Financial Results

GAAP net loss available to common shares for the year ended December 31, 2011 was $(36.8) million, compared with GAAP net income available to common shares of $255.5 million for the year ended December 31, 2010. The Company’s GAAP net income (loss) available to common shares primarily comprised net credit swap revenue (loss) of $(39.0) million and $267.8 million for 2011 and 2010, respectively. Net credit swap revenue (loss) for the periods was chiefly attributable to unrealized mark-to-market gains (losses) on Primus Financial’s credit swap portfolio. During 2011, net credit swap loss was $(39.0) million, which comprised premium income of $40.5 million, realized losses of $(14.8)

million and unrealized mark-to-market losses of $(64.8) million. The net credit swap revenue of $267.8 million for 2010 comprised premium income of $58.1 million, realized losses on credit swaps of $(86.9) million and unrealized mark-to-market gains of $296.5 million.

Interest income on our portfolio of investments was $9.8 million for 2011, compared with $13.1 million for 2010.

During 2011 and 2010, we recorded net gains of approximately $9.1 million and $9.9 million, respectively, on purchases and retirement of our long-term debt, which included purchases by Primus Guaranty of its 7% Senior Notes and purchases by Primus Financial of its long-term debt.

Interest expense and distributions on the preferred securities issued by Primus Financial were $6.8 million in 2011, compared with $7.9 million in 2010. The decrease is primarily attributable to a reduction in our outstanding debt.

Operating expenses from continuing operations were $13.4 million in 2011, compared with $40.3 million in 2010. The decrease in operating expenses was principally a result of a reduction in the size and scope of our business and reduced employee headcount.

Income from discontinued operations was $4.1 million in the year ended December 31, 2011. Loss from discontinued operations in 2010 was $49.5 million, of which income of approximately $11.7 million was attributable to Primus Guaranty common shareholders and a loss of $61.2 million was attributable to non-parent interests in CLOs.

Net Credit Swap Revenue

Net credit swap revenue (loss) was $(39.0) million and $267.8 million for the years ended December 31, 2011 and 2010, respectively.

Net credit swap revenue (loss) includes:

•	Net premiums earned;

•	Net realized gains (losses) on credit swaps, which include gains (losses) on terminated credit swaps sold and losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue (loss) for the years ended December 31, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2011	2010
Net premiums earned	$40,522	$58,100
Net realized losses on credit swaps	(14,770)	(86,884)
Net unrealized gains (losses) on credit swaps	(64,781)	296,540

Net credit swap revenue (loss)	$(39,029)	$267,756

Net Premiums Earned

Net premiums earned were $40.5 million and $58.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease in net premiums is primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. The notional principal on the portfolio was $8.1 billion as at December 31, 2011, compared with $10.4 billion as at December 31, 2010.

Net Realized Losses on Credit Swaps

Net realized losses on credit swaps sold were $14.8 million and $86.9 million for the years ended December 31, 2011 and 2010, respectively.

Net realized losses for the year ended December 31, 2011 primarily comprised payments totaling $4.7 million paid by Primus Financial to counterparties to amend or terminate swaps referencing a mortgage guaranty company. In addition, payments totaling $10.1 million were paid by Primus Financial to counterparties to settle credit events on certain CDS on ABS transactions.

Net realized losses for the year ended December 31, 2010 included a $17.5 million payment to LBSF to terminate all credit swaps and settle all outstanding claims with LBSF, a $35.0 million payment to a counterparty relating to the termination of three tranche transactions, a $29.2 million payment to terminate single name credit swaps referencing financial guarantors and realized losses of $1.8 million on the CDS on ABS portfolio. Primus Financial realized a gain of approximately $3.6 million relating to the settlement of a credit event on a Reference Entity on which it had purchased single name credit swap protection.

Net Unrealized Gains on Credit Swaps

Net unrealized gains (losses) on credit swaps were $(64.8) million and $296.5 million for the years ended December 31, 2011 and 2010, respectively. During 2011, we saw a net increase in the weighted average market credit swap spreads in Primus Financial’s credit swap portfolio. The increase in swap spreads, which outweighed the effect of the contraction in the remaining tenor and size of the credit swap portfolio, resulted in unrealized mark-to-market losses in 2011. Weighted average market credit swap spreads in Primus Financial’s credit swap portfolio fell in 2010 resulting in unrealized mark-to-market gains. Primus Financial makes a nonperformance risk adjustment in determining the fair value of its credit swap liabilities. During the years ended December 31, 2011 and 2010, respectively, Primus Financial recorded gains (losses) from nonperformance risk adjustments of $22.9 million and $(153.1) million, respectively, which is reflected in net credit swap revenue in these periods.

Interest Income

We earned interest income of $9.8 million and $13.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease is primarily attributable to lower interest rates earned on the investment portfolio.

Weighted average yields on our cash, cash equivalents and investments were 1.69% in the year ended December 31, 2011, compared with 2.19% for the year ended December 31, 2010.

Gain on Retirement of Long-Term Debt

During the years ended December 31, 2011 and 2010, in aggregate, we recorded gains of $9.1 million and $9.9 million, respectively, on the purchase and retirement of long-term debt, net of a related write-off of unamortized issuance costs.

During 2011, Primus Financial purchased $38.8 million in face value of its subordinated deferrable notes at a cost of $29.6 million. These transactions resulted in a gain of $8.8 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.

During 2011, Primus Guaranty purchased and retired $2.1 million in face value of its 7% Senior Notes at a cost of approximately $1.6 million. These transactions resulted in a net realized gain of $384 thousand, net of a related write-off of unamortized issuance costs.

During 2010, Primus Financial purchased $24.8 million in face value of its subordinated deferrable notes at a cost of $15.7 million. These transactions resulted in a net realized gain of $8.8 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.

During 2010, Primus Guaranty purchased and retired $4.2 million in face value of its 7% Senior Notes at a cost of approximately $3.0 million. These transactions resulted in a net realized gain of $1.1 million on retirement of long-term debt, net of a related write-off of unamortized issuance costs.

Other Income

Other income includes realized and unrealized gains or losses on investment securities and sublease rental income, partly offset by foreign currency revaluation losses. Other income was $1.6 million and $3.4 million during the years ended December 31, 2011 and 2010, respectively.

Operating Expenses

Operating expenses, excluding restructuring costs, from continuing operations were $12.8 million and $32.1 million for the years ended December 31, 2011 and 2010, respectively, as summarized in the table below (dollars in thousands).

	Year Ended December 31,
	2011	2010
Compensation and employee benefits	$6,527	$18,650
Professional and legal fees	2,719	6,718
Other	3,521	6,774

Total operating expenses	$12,767	$32,142

Number of full-time employees, at end of period	10	19

We reduced the size and scope of our operations during 2010 and 2011, which has resulted in a general reduction in our operating expenses. Compensation and employee benefits include salaries, benefits and share-based compensation. Compensation expense for 2011 was $6.5 million, a reduction of $12.1 million from 2010. The decrease was primarily the result of reduced employee headcount. Share-based compensation expense was approximately $2.0 million and $6.7 million for the years ended December 31, 2011 and 2010, respectively.

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

Restructuring Costs

We incurred restructuring costs of $635 thousand for the year ended December 31, 2011 compared with $8.1 million for year ended December 31, 2010. The restructuring costs comprised mainly employee severance and accelerated share-based compensation expenses, and costs associated with the write-off of fixed assets.

Interest Expense and Preferred Distributions

Interest Expense

Interest expense includes costs related to the 7% Senior Notes issued by Primus Guaranty after adjustment for an interest rate swap, and interest on the subordinated deferrable notes issued by Primus Financial. We recorded interest expense of $6.0 million and $7.0 million for 2011 and 2010, respectively. The decrease was principally the result of reductions in debt outstanding.

In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month London Interbank Offered Rate (“LIBOR”) plus a fixed spread of 0.96%.

The counterparty exercised its right to terminate the interest rate swap in December 2011. Inclusive of the interest rate swap, we recorded $2.2 million and $2.3 million of net interest expense on the 7% Senior Notes for the years ended December 31, 2011 and 2010, respectively. The weighted average net interest rate was 2.39% and 2.45% for the years ended December 31, 2011 and 2010, respectively.

Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and, as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR. For 2011 and 2010, we recorded $3.8 million and $4.7 million of interest expense on Primus Financial’s subordinated deferrable interest notes, respectively. Interest expense decreased primarily as a result of a reduction in outstanding debt. The weighted average interest rate on these notes was 3.58% and 3.56% for 2011 and 2010, respectively. At December 31, 2011, Primus Financial’s subordinated deferrable interest notes of $56.9 million (face value) mature in June 2021 and $27.1 million (face value) mature in July 2034. At December 31, 2011 and 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at a rate of 3.45% and 3.39%, respectively.

Preferred Distributions

Primus Financial issued net $100 million of perpetual preferred securities in 2002. The rate of distributions on the perpetual preferred distributions is set by reference to a contractual spread of 3% over LIBOR. Primus Financial paid net distributions of approximately $3.0 million and $3.2 million during 2011 and 2010, respectively, on its perpetual preferred securities. The weighted average distribution rate on these securities was 3.23% and 3.35% for 2011 and 2010, respectively.

At December 31, 2011 and 2010, the distribution rate on Primus Financial’s perpetual preferred securities was 3.27% and 3.27%, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes was $16 thousand and $(134) thousand for the years ended December 31, 2011 and 2010, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance of $15.6 million and $16.5 million as of December 31, 2011 and December 31, 2010, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of tax adjustments related to share-based compensation expense.

Discontinued Operations

In December 2010, Primus Asset Management divested its asset management business, which included the sale of its CypressTree subsidiary. The proceeds from the sale are contingent on the amount of future CLO management fees received. Primus Asset Management established contingent receivables to record the estimated value of the future fees. Primus Asset Management had previously also established contingent liabilities to reflect amounts due to the prior owners of CypressTree under the terms of its purchase of the company in 2009. Changes to the estimated contingent receivables and liabilities, together with any cash payments or receipts under the agreements, are recorded as discontinued operations in the consolidated statements of operations. In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs which are currently sub-advised by the purchaser of CypressTree. This income is also recorded under the “Income (loss) from discontinued operations” caption in the consolidated statements of operations.

Income from discontinued operations was $4.1 million in the year ended December 31, 2011, which primarily consisted of net sub-advised CLO fees, CLO interest income, changes in the fair value of the contingent payables related to the Company’s original purchase of CypressTree and changes in the fair value of the contingent receivables from the purchaser of CypressTree.

Loss from discontinued operations was $49.5 million for the year ended December 31, 2010, of which income of approximately $11.7 million was attributable to the Primus Guaranty common shareholders and a loss of $61.2 million was attributable to non-parent interests in CLOs. The income attributable to Primus Guaranty common shareholders primarily comprised asset management fees and income from investments in CLO securities, partly offset by the operating expenses of the asset management business.

See note 8 of notes to consolidated financial statements for further discussion and information related to Discontinued Operations.

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

Interest expense and distributions on preferred securities issued by Primus Financial were $10.2 million for the year ended December 31, 2010, compared with $12.5 million for the year ended December 31, 2009. The decrease is primarily attributable to lower LIBOR and reduced debt levels during 2010.

Operating expenses, excluding restructuring costs, were $32.1 million for the year ended December 31, 2010 and remained relatively flat, compared with $33.0 million for the year ended December 31, 2009.

Loss from discontinued operations in 2010 was $49.5 million, of which income of approximately $11.7 million was attributable to Primus Guaranty common shareholders and a loss of $61.2 million was attributable to non-parent interests in CLOs. Loss from discontinued operations was $3.4 million for the year ended December 31, 2009

Net Credit Swap Revenue

Net credit swap revenue was $267.8 million and $1.5 billion for the years ended December 31, 2010 and 2009, respectively.

Net credit swap revenue includes:

•	Net premiums earned;

•	Net realized losses on credit swaps, which include gains (losses) on terminated credit swaps sold and losses on credit events during the period; and

•	Net unrealized gains (losses) on credit swaps.

The table below shows the components of net credit swap revenue for the years ended December 31, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2010	2009
Net premiums earned	$58,100	$85,116
Net realized losses on credit swaps	(86,884)	(113,077)
Net unrealized gains (losses) on credit swaps	296,540	1,483,763

Net credit swap revenue	$267,756	$1,455,802

Net Premiums Earned

Net premiums earned were $58.1 million and $85.1 million for the years ended December 31, 2010 and 2009, respectively. The decrease was primarily attributable to the reduced notional principal of Primus Financial’s credit swap portfolio. Primus Financial did not write any new credit protection in these years.

Net Realized Losses on Credit Swaps

Net realized losses on credit swaps sold were $86.9 million and $113.1 million for the years ended December 31, 2010 and 2009, respectively. Net realized losses for the year ended December 31, 2010 included a $17.5 million payment to LBSF to terminate all credit swaps and settle all outstanding claims with LBSF, a $35.0 million payment to a counterparty relating to the termination of three tranche transactions, a $29.2 million payment to terminate single name credit swaps referencing financial guarantors and realized losses of $1.8 million on the CDS on ABS portfolio. Primus Financial realized a gain of approximately $3.6 million relating to the settlement of a credit event on a Reference Entity on which it had purchased single name credit swap protection.

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

Gain on Retirement of Long-Term Debt

During the years ended December 31, 2010 and 2009, in aggregate, we recorded gains of $9.9 million and $43.2 million, respectively, on the purchase and retirement of long-term debt, net of a related write-off of unamortized issuance costs. See note 11 of the notes to consolidated financial statements for further discussion.

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

	Year Ended December 31,
	2010	2009
Compensation and employee benefits	$18,650	$17,661
Professional and legal fees	6,718	6,848
Other	6,774	8,507

Total operating expenses	$32,142	$33,016

Number of full-time employees, at end of period	19	47

Compensation and employee benefits include salaries, benefits, accrual for incentive bonuses and share-based compensation. Compensation expense for the year ended December 31, 2010 increased by approximately $1.0 million over the comparable prior period. The increase was primarily the result of higher share-based compensation expenses, partially offset by a reduction in accrual for incentive bonuses during the year ended December 31, 2010. During the fourth quarter of 2010, in connection with the reduction in workforce, we offered to our terminated employees the ability to settle certain vested share awards in either shares or cash. As a result, we classified certain share awards as a share-based liability plan, which resulted in additional share-based compensation of $3.9 million. Share-based compensation expense was approximately $6.7 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively. See note 2 of notes to consolidated financial statements for discussion of valuation methodologies used for share-based compensation.

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

At December 31, 2010, we recorded restructuring liabilities of approximately $3.7 million, of which substantially all of the balance is expected to be paid by the end of the first quarter of 2011. See note 9 of notes to consolidated financial statements for further discussion.

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

During the course of 2009 and 2010 Primus Guaranty, Ltd. repurchased some of its 7% Senior Notes. In February 2007, we entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of our 7% Senior Notes to floating rate debt based on the three-month LIBOR plus a fixed spread of 0.96%. At December 31, 2010, $90.4 million of the 7% Senior Notes was outstanding. The reduction in principal outstanding and a decline in LIBOR in 2010 had the effect of reducing the net interest expense on these Notes. The average net interest rate was 2.45% and 3.03% for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, we recorded $2.3 million and $3.0 million of interest expense on the 7% Senior Notes, respectively.

Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and, as a result, the interest rates on the notes were set at the contractually specified rates over LIBOR during 2009 and 2010. During the course of 2009 and 2010 Primus Financial repurchased a portion of its subordinated deferrable interest notes. At December 31, 2010, $122.8 million of the subordinated deferrable interest notes was outstanding. At December 31, 2010, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all-in rate of 3.39%. The subordinated deferrable interest notes mature in June 2021 and July 2034.

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

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes was $(134) thousand and $184 thousand for the years ended December 31, 2010 and 2009, respectively. Primus Guaranty had a net deferred tax asset, fully offset by a valuation allowance, of $16.5 million and $12.7 million as of December 31, 2010 and December 31, 2009, respectively. The change in the deferred tax asset and valuation allowance resulted primarily from Primus Asset Management’s estimated net operating loss and the timing of recognition of book and tax adjustments related to share-based compensation expense.

Discontinued Operations

Loss from discontinued operations in 2010 was $49.5 million, of which income of approximately $11.7 million was attributable to Primus Guaranty common shareholders and a loss of $61.2 million was attributable to non-parent interests in CLOs. The income attributable to Primus Guaranty common shareholders primarily comprised asset management fees and investment income on investments in CLO securities, partly offset by the operating expenses of the asset management business.

Loss from discontinued operations was $3.4 million for the year ended December 31, 2009, which primarily consisted of the fee revenues and operating expenses of the CLO asset management business.

See notes 7 and 8 of notes to consolidated financial statements for further discussion and information related to the divestiture of our asset management business and Discontinued Operations.

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

Beginning with the first quarter of 2010, we amended our presentation of Economic Results. These amendments have been made primarily to address the adoption of ASC Topic 810, Consolidation, in our GAAP financial statements commencing in 2010. We believe that the consolidation of the operating results of the stand-alone CLOs into the GAAP financial statements may affect a reader’s analysis of our underlying results of operations and could result in investor confusion or the production of information by analysts or external credit rating agencies that is not reflective of the underlying financial results of operations and financial condition of Primus Guaranty, Ltd. Accordingly, we exclude for Economic Results the net income (loss) attributable to non-parent interests, which reflects CLO income attributable to third parties. Economic Results have not been restated or amended for any previously published financial results.

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

•	Provision for CDS on ABS credit events; and

•	Reduction in provision for CDS on ABS credit events, upon termination or principal write-down, of credit swaps.

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

As previously discussed, credit events related to CDS on ABS may include any or all of the following: failure to pay principal, write-down in the reference obligation and distressed ratings downgrades on the reference obligation as defined in the related credit swap agreement. There may be a protracted period between the occurrence and the settlement of a credit event on CDS on ABS, and thus the estimated loss resulting from the credit event continues to be classified as an unrealized loss in net credit swap revenues. We make provisions in Economic Results for estimated costs of CDS on ABS credit events in the period in which the credit event occurs since our Economic Results excludes the change in unrealized losses on credit swaps sold for the period. These provisions are adjusted subsequently to reflect the known settlement amount(s) in the period in which a settlement or principal write-down occurs.

The following table below presents a reconciliation of our Economic Results (non-GAAP measures) to GAAP for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
GAAP net income (loss) available to common shares	(36,800)	255,474	1,460,280
Adjustments:
Change in unrealized fair value of credit swaps sold (gain) loss by Primus Financial	64,781	(296,540)	(1,483,763)
Amortization of realized gains from the early termination of credit swap sold by Primus Financial	117	810	1,414
Provision for CDS on ABS credit events	(1,437)	(2,374)	(16,208)
Reduction in provision for CDS on ABS credit events, upon termination or principal write-down, of credit swaps	10,133	1,819	34,540

Net Economic Results	$36,794	$(40,811)	$(3,737)

Economic Results earnings per GAAP diluted share	$1.00	$(1.01)	$(0.09)
Economic Results weighted average common shares outstanding — GAAP diluted	36,849	40,366	41,414

Economic Results earnings (loss) per GAAP diluted share is calculated by dividing Economic Results by the weighted average number of common shares adjusted for the potential issuance of common shares (dilutive securities).

Liquidity and Capital Resources

Capital Strategy

Our cash, cash equivalents, restricted cash and investments were $566.7 million and $605.3 million as of December 31, 2011 and 2010, respectively. Since our inception, we have raised both debt and equity capital and have contributed capital to our operating subsidiaries. We are a holding company with no direct operations of our own, and as such, we are largely dependent upon the ability of Primus Financial, our operating subsidiary, to generate cash to service our debt obligations and provide for our working capital needs. At December 31, 2011 and 2010, Primus Guaranty, Ltd. had $17.5 million and $23.7 million, respectively, of cash and cash equivalents and investments.

Since October 2008, Primus Guaranty has been able to purchase and retire approximately $36.7 million in face value of its 7% Senior Notes at a cost of approximately $16.1 million. At December 31, 2011, the outstanding balance of the 7% Senior Notes was $88.3 million.

Since inception of our common share buyback program in 2008, we purchased and retired 13.7 million common shares at a cost of approximately $40.7 million.

Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. As of December 31, 2011, Primus Financial purchased in the aggregate, approximately $116.0 million in face value of its subordinated deferrable notes at a cost of approximately $62.1 million. At December 31, 2011, the total outstanding balance of deferrable interest notes was $84.0 million.

As a result of Primus Financial’s portfolio repositioning transactions in 2009, approximately $137.8 million of restricted cash and investments have been pledged as security in favor of two counterparties at December 31, 2011.

At December 31, 2011, we had one investment in a security issued by a CLO with a fair value of approximately $635 thousand, which we have classified as a trading investment.

Primus Financial’s capital resources are available to support counterparty claims to the extent there is a defined credit event on a Reference Entity in its portfolio. Counterparties have no right to demand capital from Primus Financial resulting from changes in fair value on its credit swap portfolio. At December 31, 2011 and 2010, Primus Financial had cash, cash equivalents, restricted cash and investments of $548.0 million and $570.3 million, respectively. Primus Financial will continue to collect quarterly premium payments from its counterparties on outstanding credit swap contracts. At December 31, 2011, the average remaining tenor on the credit swap portfolio was 1.62 years and the total future cash receipts on Primus Financial’s single name and tranche credit swap portfolio was approximately $55 million (assuming all credit swaps in the portfolio run to full maturity).

Primus Financial receives cash from the receipt of credit swap premiums, realized gains from the early termination of credit swaps and interest income earned on its investment portfolio. Cash is used to pay operating and administrative expenses, premiums on credit swaps purchased, realized losses from the early termination of credit swaps, settlement of amounts for credit events, interest on debt and preferred share distributions and securities buybacks.

Cash Flows

Cash flows from operating activities — Net cash provided by (used in) operating activities were $27.7 million and $(27.3) million for the years ended December 31, 2011 and 2010, respectively. The change primarily was attributable to lower realized losses on credit swaps related to risk mitigation transactions during 2011 compared to 2010. In addition, net cash used in operating activities for 2010 included CLO non-cash items and changes in CLO assets and CLO liabilities as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs. The assets of the CLOs were restricted solely to satisfy the liabilities of the CLOs and were not available to us for our general obligations or in satisfaction of our debt obligations.

Net cash provided by (used in) operating activities were $(27.3) million and $(113.3) million for the years ended December 31, 2010 and 2009, respectively. The change primarily was attributable to lower realized losses on the credit swap portfolio and lower gains on the retirement of debt during 2010 compared with 2009. In addition, net cash used in operating activities for the year ended December 31, 2010 included CLO non-cash items and changes in CLO assets and CLO liabilities as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs.

Cash flows from investing activities — Net cash provided by (used in) investing activities were $(62.5) million and $(21.9) million for the years ended December 31, 2011 and 2010, respectively. The change primarily was attributable to the net purchases of available-for-sale-investments during 2011 compared with the maturity of our available-for-sale-investments during 2010.

Net cash provided by (used in) investing activities were $(21.9) million and $169.6 million for the years ended December 31, 2010 and 2009, respectively. The change primarily was attributable to the net purchases of available-for-sale-investments during 2010 compared with the maturity of our available-for-sale-investments during 2009.

Cash flows from financing activities — Net cash provided by (used in) financing activities were $(55.6) million and $(72.6) million for the years ended December 31, 2011 and 2010, respectively. The change primarily was attributable to repayment of CLO notes by the CLOs. Net cash used in financing activities for the year ended December 31, 2010 included repayments of CLO notes by the CLOs as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs.

Net cash provided by (used in) financing activities were $(72.6) million and $(37.9) million for the years ended December 31, 2010 and 2009, respectively. The change primarily was attributable to lower purchases and retirement of long-term debt. In addition, net cash used in financing activities for the year ended December 31, 2010 included repayments of CLO notes by the CLOs as a result of the consolidation of the CLOs, which represented non-parent interests in CLOs.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property leases	$5,491	$1,156	$2,312	$2,023	$—
7% Senior Notes	88,334	—	—	—	88,334
Interest on 7% Senior Notes	154,584	6,183	12,367	12,367	123,667
Subordinated deferrable interest notes	84,000	—	—	—	84,000
Interest on subordinated deferrable interest notes(a)	37,820	2,940	5,879	5,879	23,122

Total	$370,229	$10,279	$20,558	$20,269	$319,123

(a)	Future payments for interest on our subordinated deferrable interest notes will be determined by future LIBOR rates, to which a predetermined contractual spread is added, as previously discussed. For the purpose of this table, estimated future LIBOR rates were based on the last rate set during the fourth quarter of 2011.

Property leases:    At December 31, 2011, Primus Financial’s lease obligation was for approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In December 2010, Primus Financial entered into an agreement to sublease approximately 12,000 square feet of this New York office space. We believe the remaining 5,500 square feet of office space is adequate to meet our current needs.

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

Market risk represents the potential for gains or losses that may result from changes in the value of a financial instrument as a consequence of changes in market conditions. Our primary market risk is changes in market credit swap premium levels, which increase or decrease the fair value of the credit swap portfolio. Market credit swap premium levels change as a result of specific events or news related to a Reference Entity, such as a change in a credit rating by any of the rating agencies. Additionally, market credit swap premium levels can vary as a result of changes in market sentiment. As a general matter, given Primus Financial’s strategy of holding credit swaps sold until maturity, we do not seek to manage our overall exposure to market credit swap premium levels, and we expect fluctuations in the fair value of the credit swap portfolio as a result of these changes. As of December 31, 2011, each ten basis point increase or decrease in market credit swap premiums would decrease or increase the fair value of the credit swap portfolio by approximately $43.4 million.

We face other market risks, which are likely to have a lesser impact upon our net income available to common shares than those associated with market credit swap premium level risk. These other risks include interest rate risk associated with market interest rate movements. These movements may affect the value of the credit swap portfolio as our pricing model includes an interest rate component, which is used to discount future expected cash flows. Interest rate movements may also affect the carrying value of and yield on our investments. The Primus Financial Perpetual Preferred Shares pay distributions that are based upon LIBOR. A difference between the distribution rates we pay and the interest rates we receive on our investments may result in an additional cost to our company. Assuming that the Primus Financial Perpetual Preferred Shares reflect prevailing short-term interest rates, each 25 basis point increase or decrease in the level of those rates would increase or decrease Primus Financial’s annual distribution cost by $231,927 for its perpetual preferred securities. In addition, interest rate movements may increase or decrease the interest expense we incur on Primus Financial’s $84.0 million of subordinated deferrable interest notes at December 31, 2011. A 25 basis point increase in the level of those rates would increase Primus Financial’s interest expense by $212,917 annually.

Item 8.	Financial Statements and Supplementary Data

Primus Guaranty, Ltd.

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Primus Guaranty, Ltd.

We have audited the accompanying consolidated statements of financial condition of Primus Guaranty, Ltd. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primus Guaranty, Ltd. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance related to the consolidation of variable interest entities effective January 1, 2010.

/s/ Ernst & Young LLP

New York, New York

March 30, 2012

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on that criteria.

/s/ Richard Claiden	/s/ Christopher N. Gerosa
Richard Claiden	Christopher N. Gerosa
Chief Executive Officer	Chief Financial Officer

Primus Guaranty, Ltd.

Consolidated Statements of Financial Condition

(in thousands except share amounts)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$87,247	$177,736
Investments (includes $341,485 and $288,815 at fair value as of December 31, 2011 and 2010, respectively)	341,656	288,985
Restricted cash and investments	137,759	138,540
Accrued interest and premiums	5,725	5,860
Unrealized gain on credit swaps, at fair value	—	2,006
Debt issuance costs, net	3,444	4,072
Other assets (includes $7,424 and $11,559 at fair value as of December 31, 2011 and 2010, respectively)	9,993	17,660

Total assets	$585,824	$634,859

Liabilities and Equity (deficit)
Liabilities
Accounts payable and accrued expenses	$5,847	$8,701
Unrealized loss on credit swaps, at fair value	457,939	395,164
Payable for credit events	1,985	3,447
Long-term debt	172,334	215,828
Restructuring liabilities	36	3,729
Other liabilities	3,175	6,025

Total liabilities	$641,316	$632,894

Equity (deficit)
Common shares, $0.08 par value, 62,500,000 shares authorized, 34,838,420 and 38,078,790 shares issued and outstanding at December 31, 2011 and 2010, respectively	2,787	3,046
Additional paid-in capital	260,258	275,453
Accumulated other comprehensive income	1,086	3,333
Retained earnings (deficit)	(409,769)	(372,969)

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd	(145,638)	(91,137)
Preferred securities of subsidiary	90,146	93,102

Total equity (deficit)	(55,492)	1,965

Total liabilities and equity (deficit)	$585,824	$634,859

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Net credit swap revenue (loss)	$(39,029)	$267,756	$1,455,802
Interest income	9,794	13,140	6,685
Gain on retirement of long-term debt	9,145	9,866	43,151
Other income	1,608	3,391	3,797

Total revenues (losses)	(18,482)	294,153	1,509,435

Expenses
Compensation and employee benefits	6,527	18,650	17,661
Professional and legal fees	2,719	6,718	6,848
Interest expense	5,998	7,031	9,116
Restructuring costs	635	8,108	—
Other	3,521	6,774	8,507

Total expenses	19,400	47,281	42,132

Income (loss) from continuing operations before provision (benefit) for income taxes	(37,882)	246,872	1,467,303
Provision (benefit) for income taxes	16	(134)	184

Income (loss) from continuing operations, net of tax	(37,898)	247,006	1,467,119
Income (loss) from discontinued operations, net of tax	4,133	(49,544)	(3,422)

Net income (loss)	(33,765)	197,462	1,463,697
Less:
Distributions on preferred securities of subsidiary	3,035	3,162	3,417
Net loss from discontinued operations attributable to non-parent interests in CLOs	—	(61,174)	—

Net income (loss) available to common shares	$(36,800)	$255,474	$1,460,280

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.11)	$6.36	$36.46
Income (loss) from discontinued operations	$0.11	$0.30	$(0.08)

Net income (loss) available to common shares	$(1.00)	$6.66	$36.38

Diluted:
Income (loss) from continuing operations	$(1.11)	$6.04	$35.34
Income (loss) from discontinued operations	$0.11	$0.29	$(0.08)

Net income (loss) available to common shares	$(1.00)	$6.33	$35.26

Weighted average common shares outstanding:
Basic	36,849	38,361	40,142
Diluted	36,849	40,366	41,414

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Common shares
Balance at beginning of period	$3,046	$3,061	$3,263
Common shares purchased and retired	(298)	(166)	(275)
Shares issued under employee compensation plans	39	151	73

Balance at end of period	2,787	3,046	3,061

Additional paid-in capital
Balance at beginning of period	275,453	280,685	281,596
Common shares purchased and retired	(19,205)	(13,135)	(10,150)
Shares vested under employee compensation plans	2,929	7,903	4,728
Preferred shares purchased by subsidiary	1,081	—	4,511

Balance at end of period	260,258	275,453	280,685

Accumulated other comprehensive income (loss)
Balance at beginning of period	3,333	2,148	908
Foreign currency translation adjustments	—	30	232
Change in unrealized holding gains on available-for-sale securities	(2,247)	1,155	1,008

Balance at end of period	1,086	3,333	2,148

Retained earnings (deficit)
Balance at beginning of period	(372,969)	(628,443)	(2,088,723)
Net income	(33,765)	197,462	1,463,697
Net loss attributable to non-parent interests in CLOs	—	61,174	—
Distributions on preferred securities of subsidiary	(3,035)	(3,162)	(3,417)

Balance at end of period	(409,769)	(372,969)	(628,443)

Appropriated retained earnings from CLO consolidation
Adoption of ASC Topic 810, Consolidation	—	265,639	—
Net loss attributable to non-parent interests in CLOs	—	(61,174)	—
Deconsolidation of CLOs	—	(204,465)	—

Balance at end of period	—	—	—

Total shareholders’ equity (deficit) of Primus Guaranty, Ltd	(145,638)	(91,137)	(342,549)

Preferred securities of subsidiary
Balance at beginning of period	93,102	93,102	98,521
Net purchase of preferred shares	(2,956)	—	(5,419)

Balance at end of period	90,146	93,102	93,102

Total equity at end of period	$(55,492)	$1,965	$(249,447)

Net income (loss)	$(33,765)	$197,462	$1,463,697
Other comprehensive income (loss):
Foreign currency translation adjustments	—	30	232
Change in net unrealized gains (losses) on available- for-sale investments	(2,247)	1,155	1,008

Comprehensive income (loss)	(36,012)	198,647	1,464,937
Less: Distributions on preferred securities of subsidiary	3,035	3,162	3,417
Less: Net loss attributable to non-parent interests in CLOs	—	(61,174)	—

Comprehensive income (loss) available to common shares	$(39,047)	$256,659	$1,461,520

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss) available to common shares	$(36,800)	$255,474	$1,460,280
Net loss attributable to non-parent interests in CLOs	—	(61,174)	—
Distributions on preferred securities of subsidiary	3,035	3,162	3,417

Net income (loss)	(33,765)	197,462	1,463,697
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items included in net income (loss):
Net unrealized gains on CLO loans and securities	—	(69,139)	—
Net unrealized losses on CLO notes	—	218,104	—
Net realized gains by the CLOs	—	(56,977)	—
Depreciation and amortization	53	1,114	1,250
Share-based compensation	1,987	11,169	4,728
Net unrealized (gains) losses on credit swaps	64,781	(296,540)	(1,483,763)
Net amortization of premium and discount on securities	10,288	7,945	687
Gain on retirement of long-term debt	(9,145)	(9,866)	(43,151)
Impairment loss on investments	—	—	761
Other	(4,073)	(3,763)	1,047
Increase (decrease) in cash resulting from changes in:
CLO cash and cash equivalents	—	(45,394)	—
CLO other assets	—	21,499	—
CLO other liabilities	—	(398)	—
CLO Proceeds from sale of CLO loans and securities	—	848,643	—
CLO Purchases of CLO loans and securities	—	(817,513)	—
Restricted cash	(4,034)	(4,050)	(90,610)
Accrued interest and premiums	135	303	305
Other assets	5,044	(4,646)	(3,123)
Purchases of trading account assets	—	(131,101)	—
Sales of trading account assets	5,253	131,124	3,940
Accounts payable and accrued expenses	(1,913)	(2,420)	2,923
Payable for credit events	(1,462)	(25,149)	25,410
Restructuring liabilities	(3,693)	3,729	—
Other liabilities	(1,775)	(1,410)	2,577

Net cash provided by (used in) operating activities	27,681	(27,274)	(113,322)

Cash flows from investing activities
Business acquisition, net of cash received	—	(3,427)	(2,214)
Fixed asset purchases	(36)	(47)	(121)
Payments received from CLO investments	2,163	1,224	94
Purchases of available-for-sale investments, including restricted investments	(214,354)	(206,911)	(321,596)
Maturities and sales of available-for-sale investments	149,685	187,266	493,399

Net cash provided by (used in) investing activities	(62,542)	(21,895)	169,562

Cash flows from financing activities
Repayment of CLO notes by the CLOs	—	(37,651)	—
Retirement of long-term debt	(31,254)	(18,676)	(23,192)
Purchase and retirement of common shares	(19,464)	(13,150)	(10,352)
Purchase of preferred securities of subsidiary	(1,875)	—	(908)
Net preferred distributions of subsidiary	(3,035)	(3,162)	(3,417)

Net cash used in financing activities	(55,628)	(72,639)	(37,869)

Net effect of exchange rate changes on cash	—	30	231
Net increase (decrease) in cash	(90,489)	(121,778)	18,602
Cash and cash equivalents at beginning of period	177,736	299,514	280,912

Cash and cash equivalents at end of period	$87,247	$177,736	$299,514

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,800	$5,709	$10,159
Cash paid for taxes	$—	$103	137
Supplemental disclosures of CLOs non-cash transactions:
Adoption of ASC Topic 810, Consolidation	—	265,639	—
Deconsolidation of CLOs	—	(204,465)	—

See accompanying Notes to Consolidated Financial Statements.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

1.     Organization and Business

Primus Guaranty, Ltd., together with its consolidated subsidiaries (“Primus Guaranty” or “the Company”), is a Bermuda holding company that conducts business currently through its principal operating subsidiary, Primus Financial Products, LLC (individually or collectively with its subsidiaries, as the context requires, “Primus Financial”). Primus Asset Management, Inc. (“Primus Asset Management”), a Delaware corporation, acts as manager of the credit swap and cash investment portfolios of its affiliates. In addition, Primus Asset Management provides management, consulting and information technology services, among others, to its affiliates pursuant to a Services Agreement with such affiliates.

Primus Financial is a Delaware limited liability company that was established to sell credit protection in the form of credit swaps primarily to global financial institutions, referred to as “counterparties”, against primarily investment grade credit obligations of corporate and sovereign issuers. In exchange for a fixed quarterly premium, Primus Financial has agreed, upon the occurrence of a defined credit event (e.g., bankruptcy, failure to pay or restructuring) affecting a designated issuer, referred to as a “Reference Entity”, to pay to its counterparty an amount determined through industry-sponsored auctions equivalent to the notional amount of the credit swap less the auction-determined recovery price of the underlying debt obligation. Primus Financial may elect to acquire the underlying security in the related auction or in the market and seek to sell such obligation at a later date.

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

In 2009, the Company announced its intention to amortize Primus Financial’s credit swap portfolio. Under the amortization model, Primus Financial’s existing credit swap contracts will expire at maturity (unless terminated early) and it is not expected that additional credit swaps will be added to its portfolio, unless associated with a risk mitigation transaction. Risk mitigation transactions may include the termination of selected credit swap transactions as well as portfolio repositioning transactions with individual counterparties.

During 2010, the Company announced its intention to divest the asset management business it had previously established. At that point, Primus Asset Management, together with its then wholly owned subsidiary, CypressTree Investment Management, LLC (“CypressTree”), managed collateralized loan obligations (“CLOs”), collateralized swap obligations (“CSOs”), investment fund vehicles and separately managed accounts on behalf of third parties. The CLOs issued securities backed by a diversified pool of primarily below investment grade rated senior secured loans of corporations. The CSOs issued securities backed by one or more credit swaps sold against a diversified pool of investment grade corporate or sovereign Reference Entities (defined below). Primus Asset Management and its subsidiaries received fees for its investment management services. Such management fees are calculated based on a percentage of assets under management, subject to applicable contractual terms. The divestiture of this business was substantially consummated prior to year end 2010.

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the consolidated statements of financial condition on the trade date. Debt and equity securities are classified as available-for-sale, held-to-maturity or trading. The Company’s available-for-sale investments primarily include corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit) of Primus Guaranty in the consolidated statements of financial condition. Available-for-sale investments have maturities at time of purchase greater than 90 days. Held-to-maturity investments are those securities that the Company has the intent and ability to hold until maturity. The Company’s held-to-maturity investments include a certificate of deposit which is recorded at amortized cost. Trading account investments are carried at fair value, with unrealized gains or losses included in the “Revenues — Other income” caption in the consolidated statements of operations.

Restricted Cash and Investments

Restricted investments are comprised of a held-to-maturity corporate note issued by a counterparty as security for credit swap contracts, which is scheduled to mature in March 2013. The accounting for restricted investments is consistent with the Investments section noted above. As of December 31, 2011, the Company’s consolidated financial statements include $137.8 million of restricted cash and investments. See note 4 of these notes to consolidated financial statements for further discussion.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Interest Income

The Company earns interest income on its cash and cash equivalents and investments. Interest income is accrued as earned.

Other Income

Other income includes foreign currency revaluation gains or losses, realized and unrealized gains or losses on trading account securities and management fees.

Credit Swaps

Credit swaps include single name, tranches and CDS on ABS, which are over-the-counter (“OTC”) derivative financial instruments and are recorded at fair value. Obtaining the fair value for such instruments requires the use of management’s judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other OTC transactions bearing similar risk characteristics. The fair value of these instruments appears on the consolidated statement of financial condition as unrealized gain or loss on credit swaps. See note 6 of these notes to consolidated financial statements for further discussion on fair value and valuation techniques.

Net credit swap revenue (loss) as presented in the consolidated statements of operations comprises changes in the fair value of credit swaps, realized gains or losses on the termination of credit swaps before their stated maturity, realized losses on credit events and premium income or expense. Premiums are recognized as income as they are earned over the life of the credit swap transaction.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents at exchange rates prevailing on the date of the consolidated statements of financial condition. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, are included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions to U.S. dollar equivalents are reflected in the other income caption in the consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets were recorded as a result of the CypressTree acquisition in July 2009 and were written-off as a result of the sale of CypressTree in December 2010. See note 7 of these notes to consolidated financial statements for further discussion.

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

Deferred Debt Issuance Costs

The Company has incurred costs in connection with its debt issuances. These costs are capitalized as debt issuance costs in the consolidated statements of financial condition and are being amortized over the life of the related debt arrangement which ranges from fifteen to thirty years from the date of issuance. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

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

The Company’s primary involvement with VIEs was through activities of Primus Asset Management and its former subsidiary, CypressTree, a manager for CLOs. Subject to the terms of each collateral management agreement, the Company earned asset management fees. The Company had no contractual obligation to fund or provide other support to any CLO.

See notes 7 and 8 of these notes to consolidated financial statements for further discussion of the Company’s divestiture of its CLO asset management business.

Contingent Consideration from the Buyer of CypressTree

The Company has made an accounting policy election to measure the contingent consideration from the buyer of CypressTree at fair value. The Company remeasures the contingent consideration from the buyer at each reporting period at fair value. Changes in fair value are recorded in the discontinued operations caption in the consolidated statements of operations.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including share options and other forms of equity compensation based on the estimated fair value of share options, performance shares, restricted shares and share units. During 2009, such compensation expense was determined on the date of grant and was being expensed on a straight-line method over the related vesting period of the entire award. During the fourth quarter of 2010, the Company classified certain share awards as a share-based liability plan, which requires those share awards to be re-measured at fair value at each reporting period until settlement. As a result of this reclassification, the Company elected to use the accelerated expense recognition method for these awards that are subject to graded vesting based on a service condition. Under this method, expense is recorded on a straight-line method for each separately vesting portion of the award, as if the award was,

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

in-substance, multiple awards. During 2011, the Company made payments of $181 thousand to settle share awards under this share-based liability plan. See note 17 of these notes to consolidated financial statements for further discussion.

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

Impact of Adoption of ASC Topic 810, Consolidation

Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation, which modified the previous analysis required to determine whether an enterprise is a primary beneficiary of VIEs. Upon adoption, the Company determined that it was the primary beneficiary of the CLOs managed by Primus Asset Management and CypressTree and consolidated those CLOs into its financial statements commencing on January 1, 2010. The consolidation of these CLOs resulted in an increase to total shareholders’ equity of $266 million on January 1, 2010. The $266 million increase in shareholders’ equity was not available to the common shareholders of Primus Guaranty.

Upon the divestiture of the CLO asset management business, which included the sale of CypressTree on December 1, 2010, the Company determined that it was no longer the primary beneficiary of the CLOs and deconsolidated the CLOs. As a result, the Company recorded an adjustment of $204.5 million, representing the carrying amount of the noncontrolling interests in the CLOs in the caption Appropriated Retained Earnings from CLO Consolidation on the consolidated statements of equity. During the period from January 1, 2010 to December 1, 2010, the net loss from standalone CLO operations, attributable to non-parent interests was $61.2 million, which is included in the loss from discontinued operations in the consolidated statements of operations. See notes 7 and 8 of these notes to consolidated financial statements for further discussion.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the measurement and disclosure requirements for fair value. The guidance is effective for interim and annual periods beginning after December 15, 2011. Since these amended principles require only additional disclosures for the Company concerning fair value measurements, adoption should not affect the Company’s financial condition, results of operations or cash flows.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

3.    Investments

The following tables summarize the composition of the Company’s investments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale:
Corporate debt securities	$339,126	$3,086	$(2,000)	$340,212

Total available-for-sale	339,126	3,086	(2,000)	340,212

Held-to-maturity:
Certificate of deposit	171	—	—	171

Total held-to-maturity	171	—	—	171

Total investments	$339,297	$3,086	$(2,000)	$340,383

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale:
Corporate debt securities	$284,090	$3,378	$(311)	$287,157
Asset-backed securities	1,392	266	—	1,658

Total available-for-sale	285,482	3,644	(311)	288,815

Held-to-maturity:
Certificate of deposit	170	—	—	170

Total held-to-maturity	170	—	—	170

Total investments	$285,652	$3,644	$(311)	$288,985

As of December 31, 2011, all of the Company’s investments in corporate debt securities will mature before December 31, 2014.

As of December 31, 2011, the Company held an investment in a security issued by a CLO with an estimated fair value of $635 thousand, which is classified as a trading investment. The CLO investment is estimated to mature before December 31, 2016. As of December 31, 2010, the Company held investments, which were classified as restricted trading investments, in securities issued by CLOs with an estimated fair value of $6.1 million. During 2011, the restriction on the CLO investments expired. Realized and unrealized gains and losses on CLO trading investments are included in “Income (loss) from discontinued operations”. See note 8 of these notes to consolidated financial statements for further discussion.

As of December 31, 2011, the Company held investments in ABS bonds with an estimated fair value of $638 thousand, which were classified as trading investments. The ABS bonds are estimated to mature between 2012 and 2028.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The following tables summarize the fair value of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$157,078	(2,000)	$—	—	$157,078	(2,000)

Total	$157,078	(2,000)	$—	—	$157,078	(2,000)

	December 31, 2010
	Securities with Unrealized Losses
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$78,053	(311)	$—	—	$78,053	(311)

Total	$78,053	(311)	$—	—	$78,053	(311)

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

During the years ended December 31, 2011 and 2010, it was determined that there were no credit related impairment losses on investments.

During the years ended December 31, 2011 and 2010, the Company recognized net realized gains of $282 thousand and $2.9 million, respectively, from the sale of corporate debt securities.

4.    Restricted Cash and Investments

Restricted cash represents amounts held by a counterparty as security for credit swap contracts. Restricted investments are comprised of a held-to-maturity corporate note issued by a counterparty as security for credit swap contracts, which is scheduled to mature in March 2013. The carrying value of the held-to-maturity corporate note was $39.1 million and $37.8 million at December 31, 2011 and December 31, 2010, respectively. The amortized cost of the held-to-maturity corporate note approximates fair value. As of December 31, 2011 and December 31, 2010, the Company’s consolidated financial statements include $137.8 million and $138.5 million, respectively, of restricted cash and investments.

5.    Net Credit Swap Revenue (Loss) and Credit Swap Portfolio

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

The Company may elect to terminate a credit swap before its stated maturity in one of two ways. The Company may negotiate an agreed termination with the original counterparty (an unwind). Alternatively, the Company may negotiate an assignment and novation of its rights and obligations under the credit swap to a third party (an assignment). In the event of an unwind or assignment, the Company pays or receives a cash settlement negotiated with the counterparty or assignee, based on the fair value of the credit swap contract and the accrued premium on the swap contract at the time of negotiation. The amounts the Company pays or receives are recorded as a realization of fair value and, as a realization of accrued premiums in the period in which the termination occurs. See below for further discussion of Primus Financial’s credit events and terminations of credit swap transactions.

The Company carries its credit swaps on its consolidated statements of financial condition at their fair value. Changes in the fair value of the Company’s credit swap portfolio are recorded as unrealized gains or losses as a component of net credit swap revenue (loss) in the Company’s consolidated statements of operations. If a credit swap has an increase or decline in fair value during a period, the increase will add to the Company’s net credit swap revenue and the decline will subtract from the

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Company’s net credit swap revenue for that period, respectively. Changes in the fair value of the Company’s credit swap portfolio are predominantly a function of the notional amount and composition of the portfolio and prevailing market credit swap premiums for comparable credit swaps and nonperformance risk adjustment. See note 6 of these notes to consolidated financial statements for further discussion. When the Company is a Seller of credit swaps, it generally has held the credit swaps it has sold to maturity, at which point, assuming no defined credit events or early termination of credit swaps has occurred, the cumulative unrealized gains and losses on each credit swap would equal zero.

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

Concentration Risk by Counterparties

One counterparty generated greater than 10% of the Company’s consolidated net premium revenue in each of the years ended December 31, 2011, 2010 and 2009.

The Company’s single largest counterparty and five largest counterparties as measured by total notional represented approximately 22% and 49%, respectively, of the Company’s credit swap portfolio at December 31, 2011. The Company’s single largest counterparty and five largest counterparties as measured by total notional represented approximately 17% and 50%, respectively, of the Company’s credit swap portfolio at December 31, 2010.

Net Credit Swap Revenue (Loss)

The following table presents the components of net credit swap revenue (loss) for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net premiums earned	$40,522	$58,100	$85,116
Net realized losses on credit swaps	(14,770)	(86,884)	(113,077)
Net unrealized gains (losses) on credit swaps	(64,781)	296,540	1,483,763

Net credit swap revenue (loss)	$(39,029)	$267,756	$1,455,802

Net realized losses in the table above are reduced by realized gains and include gains and losses on terminated credit swaps sold and losses on credit events.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Credit Events and Terminations of Credit Swaps

The following table presents the components of net realized losses recorded by Primus Financial related to risk mitigation transactions, terminations of credit swaps and credit events for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net realized losses on single name credit swaps	$(605)	$(40,281)	$(68,590)
Net realized losses on tranches	(4,032)	(42,006)	(9,947)
Net realized losses on CDS on ABS	(10,133)	(4,597)	(34,540)

Total net realized losses	$(14,770)	$(86,884)	$(113,077)

Net realized losses on credit swaps sold were $14.8 million, $86.9 million and $113.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Realized losses of $14.8 million for the year ended December 31, 2011 primarily comprised payments to settle credit events on CDS on ABS and payments to terminate or amend swap transactions to reduce exposure to one mortgage insurer.

Realized losses for the year ended December 31, 2010 included a payment of $17.5 million to Lehman Brothers Special Financing Inc. (“LBSF”) to terminate and settle all outstanding claims and credit swap transactions with LBSF as discussed below, a payment of $35.0 million to a single counterparty relating to the termination of three tranche transactions, payments of $29.2 million to terminate single name credit swaps referencing financial guarantors, a payment of $6.7 million in settlement of a credit event on a reference entity in a tranche transaction and payments of $1.8 million in settlement of credit events on the CDS on ABS portfolio. Primus Financial realized a gain of approximately $3.6 million relating to the settlement of a credit event on a Reference Entity on which it had purchased single name credit swap protection.

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

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Primus Financial and LBSF terminated approximately $1.1 billion notional principal of credit swaps, which represented LBSF’s entire portfolio with Primus Financial. Primus Financial paid LBSF $17.5 million to terminate all these credit swaps and settle all outstanding claims of LBSF for credit events and of Primus Financial for unpaid premiums.

Credit Swap Portfolio Information

The tables below present summarized information relating to the mid-market credit swap premium levels, expressed in basis points (bps) per annum, for each transaction in Primus Financial’s credit swap portfolio as of December 31, 2011 and 2010 (in thousands). Mid-market credit swap premium levels generally reflect the credit risk of a Reference Entity. For single name credit swaps, the mid-market premium levels for the Reference Entity in the transaction were obtained from a recognized external provider of mid-market premium data and adjusted for the remaining tenor of each transaction. If no external mid-market premium data for a Reference Entity was available, mid-market premium levels for the entity have been estimated using quoted mid-market credit premiums for similar Reference Entities. Mid-market premiums for tranche transactions have been computed using the Company’s internal models in conjunction with quoted external data.

	December 31, 2011		December 31, 2010
Mid-Market Premium Level (bps)	Notional Amount	Fair Value	Notional Amount	Fair Value
By Single Name Reference Entity/Tranche
Credit Swaps Sold-Single Name:
1-49	$1,392,120	$(670)	$3,566,173	$4,927
50-99	1,316,489	(4,054)	1,583,665	(4,878)
100-149	509,372	(3,848)	661,359	(6,772)
150-199	289,040	(3,264)	294,048	(4,436)
200-299	427,656	(6,595)	170,501	(4,546)
300-499	214,158	(5,009)	198,810	(6,667)
>500	104,760	(5,227)	136,415	(55,218)

Total	$4,253,595	$(28,667)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
1-299	$775,000	$(23,803)	$2,425,000	$(142,327)
300-399	200,000	(15,412)	825,000	(78,884)
400-499	—	—	450,000	(49,035)
500-999	2,725,000	(341,953)	50,000	(5,175)
1,000-1,999	50,000	(10,378)	—	—
>2,000	43,317	(26,544)	43,317	(19,372)

Total	$3,793,317	$(418,090)	$3,793,317	$(294,793)

CDS on ABS:
>2,000	$13,061	$(11,182)	$23,736	$(20,835)

Total	$13,061	$(11,182)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name:
100-149	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The market credit swap premium levels quoted for each counterparty reference the quoted 5 year mid-market credit swap premiums for each of Primus Financial’s counterparties, or the ultimate parent of the counterparty in instances where the counterparty is a subsidiary entity not quoted in the credit swap market.

	December 31, 2011		December 31, 2010
5 Year Mid-Market Premium Level (bps)	Notional Amount	Fair Value	Notional Amount	Fair Value
By Counterparty Buyer / (Seller)
Credit Swaps Sold-Single Name:
50-99	$—	$—	$851,116	$(1,770)
100-149	645,457	(4,068)	3,290,412	(64,670)
150-199	726,752	(5,345)	1,220,321	(6,920)
200-299	1,149,112	(9,688)	835,455	(3,128)
300-499	1,617,274	(8,836)	—	—
>500	—	—	—	—
No CDS Data Available	115,000	(730)	413,667	(1,102)

Total	$4,253,595	$(28,667)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche:
50-99	$—	$—	$300,000	$(30,390)
100-149	—	—	93,317	(24,548)
150-199	300,000	(44,176)	2,850,000	(182,301)
200-299	2,943,317	(288,556)	—	—
300-499	—	—	—	—
No CDS Data Available	550,000	(85,358)	550,000	(57,554)

Total	$3,793,317	$(418,090)	$3,793,317	$(294,793)

CDS on ABS:
100-149	$—	$—	$13,736	$(12,039)
150-199	—	—	5,000	(4,477)
200-299	3,061	(2,705)	5,000	(4,319)
300-499	10,000	(8,477)	—	—
No CDS Data Available	—	—	—	—

Total	$13,061	$(11,182)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name:
150-199	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The table below shows the geographical distribution of the credit swap portfolio by domicile of the Reference Entity and domicile of the counterparty as of December 31, 2011 and 2010 (in thousands).

	December 31, 2011		December 31, 2010
Domicile	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name
By Reference Entity:
North America	$1,273,238	$(5,315)	$2,429,477	$(57,512)
Europe	2,785,357	(21,766)	3,834,494	(17,814)
Asia-Pacific	185,000	(1,544)	317,000	(2,065)
Others	10,000	(42)	30,000	(199)

Total	$4,253,595	$(28,667)	$6,610,971	$(77,590)

By Counterparty:
North America	$1,532,271	$(9,462)	$2,649,509	$(13,665)
Europe	2,721,324	(19,205)	3,924,462	(63,603)
Asia-Pacific	—	—	37,000	(322)

Total	$4,253,595	$(28,667)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche
By Counterparty:
North America	$600,000	$(38,759)	$600,000	$(31,442)
Europe	3,193,317	(379,331)	3,193,317	(263,351)

Total	$3,793,317	$(418,090)	$3,793,317	$(294,793)

CDS on ABS
By Reference Entity:
North America	$13,061	$(11,182)	$23,736	$(20,835)

Total	$13,061	$(11,182)	$23,736	$(20,835)

By Counterparty:
North America	$3,061	$(2,705)	$13,736	$(12,038)
Europe	10,000	(8,477)	10,000	(8,797)

Total	$13,061	$(11,182)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
By Reference Entity:
North America	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

By Counterparty:
Europe	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The table below shows the distribution of the credit swap portfolio by year of maturity as of December 31, 2011 and 2010 (in thousands). With respect to the CDS on ABS caption below, the maturity dates presented are estimated maturities; the actual maturity date for any contract will vary depending on the level of voluntary prepayments, defaults and interest rates with respect to the underlying mortgage loans. As a result, the actual maturity date for any such contract may be earlier or later than the estimated maturity indicated.

	December 31, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Credit Swaps Sold-Single Name
Year of Maturity
2011	$—	$—	$2,261,170	$(57,836)
2012	3,583,947	(25,822)	3,659,132	(22,212)
2013	669,648	(2,845)	690,669	2,458

Total	$4,253,595	$(28,667)	$6,610,971	$(77,590)

Credit Swaps Sold-Tranche
Year of Maturity
2012	$375,000	$(3,862)	$375,000	$(5,117)
2013	93,317	(36,922)	93,317	(24,548)
2014	3,325,000	(377,306)	3,325,000	(265,128)

Total	$3,793,317	$(418,090)	$3,793,317	$(294,793)

CDS on ABS
Estimated Year of Maturity
2011	$—	$—	$18,000	$(16,000)
2012	2,709	(2,484)	5,000	(4,477)
2013	5,000	(4,229)	—	—
2016	5,000	(4,248)	—	—
2020	—	—	736	(358)
2025	352	(221)	—	—

Total	$13,061	$(11,182)	$23,736	$(20,835)

Credit Swaps Purchased-Single Name
Year of Maturity
2014	$—	$—	$(4,120)	$60

Total	$—	$—	$(4,120)	$60

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

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

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

The Company categorizes corporate debt securities and the interest rate swap within Level 2 of the fair value hierarchy. The interest rate swap, which was terminated in December 2011, is included in “Other assets” in the consolidated statements of financial condition as of December 31, 2010.

The fair value of the credit swap portfolio is categorized within Level 3 of the fair value hierarchy, which includes single name credit swaps, tranches and CDS on ABS. The credit swap portfolio classification in Level 3 primarily is the result of the estimation of nonperformance risk as discussed below. In addition, investments in securities issued by CLOs, ABS bonds, contingent consideration payments to the sellers of CypressTree and contingent consideration from the buyer of CypressTree are categorized within Level 3. The contingent consideration payments are included in “Other liabilities” in the consolidated statements of financial condition. The contingent consideration from the buyer of CypressTree is included in “Other assets” in the consolidated statements of financial condition.

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

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

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

•	For CDS on ABS, exit price valuations are obtained from an independent provider and reviewed by management.

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

•	For corporate debt securities, the fair value is based upon observable quoted market prices and benchmarked to third-party quotes.

•

For the interest rate swap (terminated in December 2011), the fair value is based upon observable market data including contractual terms, market prices and interest rates and is benchmarked to a third-party quote.

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

•	For the contingent consideration from the buyer of CypressTree, the contingent consideration to the sellers of CypressTree and the Company’s investment in a security issued by a CLO, the fair

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

value is based on a valuation model which discounts the projected future management fees and distributions for each CLO. Significant inputs to the valuation model include the fee structure of the CLO, forecasted credit losses, prepayment rates, forward yield curves, discount rates and an estimate of the risk of forfeiture of collateral management.

Nonperformance Risk Adjustment

The Company considers the effect of its nonperformance risk in determining the fair value of its liabilities. An industry standard for calculating this adjustment is to incorporate changes in an entity’s own credit spread into the computation of the mark-to-market of liabilities. The Company derives an estimate of a credit spread because it does not have an observable market credit spread. This estimated credit spread was obtained by reference to similar entities with observable credit spreads, primarily in the insurance and financial insurance businesses.

The following table represents the effect of the nonperformance risk adjustments on the Company’s “Unrealized loss on credit swaps, at fair value” in the consolidated statements of financial condition as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Unrealized loss on credit swaps, at fair value, without nonperformance risk adjustments	$542,199	$456,498
Nonperformance risk adjustments	(84,260)	(61,334)

Unrealized loss on credit swaps, at fair value, after nonperformance risk adjustments	$457,939	$395,164

The following table represents the effect of the changes in nonperformance risk adjustment on the Company’s “Net credit swap revenue (loss)” in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net credit swap revenue (loss) without nonperformance risk adjustments	$(61,955)	$420,899	$2,494,940
Nonperformance risk adjustments	22,926	(153,143)	(1,039,138)

Net credit swap revenue (loss) after nonperformance risk adjustments	$(39,029)	$267,756	$1,455,802

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets / Liabilities at Fair Value
Assets
Investments	$—	$340,212	$1,273	$341,485
Other assets	—	—	7,424	7,424

Total Assets	$—	$340,212	$8,697	$348,909

Liabilities
Unrealized loss on credit swaps	$—	$—	$457,939	$457,939
Other liabilities	—	—	2,398	2,398

Total Liabilities	$—	$—	$460,337	$460,337

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets / Liabilities at Fair Value
Assets
Investments	$—	$287,157	$1,658	$288,815
Restricted investments	—	—	6,114	6,114
Unrealized gain on credit swaps	—	—	2,006	2,006
Other assets	—	2,602	8,957	11,559

Total Assets	$—	$289,759	$18,735	$308,494

Liabilities
Unrealized loss on credit swaps	$—	$—	$395,164	$395,164
Other liabilities	—	—	5,148	5,148

Total Liabilities	$—	$—	$400,312	$400,312

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Level 3 Assets and Liabilities Reconciliation Tables

Level 3 Assets

The following table provides a reconciliation for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Investments	Restricted Investments	Unrealized Gain on Credit Swaps	Other Assets
Balance, beginning of period	$1,658	$6,114	$2,006	$8,957
Reclassification	6,114	(6,114)	—	—
Realized gains (losses)	(329)	—	—	—
Unrealized gains (losses)	596	—	(2,006)	2,109
Purchases	159	—	—	—
Sales	(5,253)	—	—	—
Issuances	—	—	—	—
Settlements	(1,672)	—	—	(3,642)
Transfers into Level 3	—	—	—	—

Balance, end of period	$1,273	$—	$—	$7,424

	Year Ended December 31, 2010
	Investments	Restricted Investments	Unrealized Gain on Credit Swaps	Other Assets
Balance, beginning of period	$1,344	$—	$2,207	$—
Reclassification	—	—	—	—
Realized gains (losses)	260	—	—	—
Unrealized gains (losses)	270	6,114	(201)	—
Purchases	1,127	—	—	8,957
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(1,343)	—	—	—
Transfers into Level 3	—	—	—	—

Balance, end of period	$1,658	$6,114	$2,006	$8,957

Realized and unrealized gains and losses on Level 3 assets (unrealized gain on credit swaps) are included in “Net credit swap revenue (loss)” in the consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.

Unrealized gains and losses on Level 3 assets (investments) are recorded in “Other income”, in the consolidated statements of operations.

Realized and unrealized gains and losses on Level 3 assets (CLO investments) are included in “Loss from discontinued operations” caption in the consolidated statements of operations.

Unrealized gains on Level 3 assets (other assets) are included in “Income (loss) from discontinued operations” caption in the consolidated statements of operations.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Level 3 Liabilities

The following table provides a reconciliation for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Unrealized Losses on Credit Swaps	Other Liabilities	Unrealized Losses on Credit Swaps	Other Liabilities
Balance, beginning of period	$(395,164)	$(5,148)	$(691,905)	$(5,470)
Net realized losses	14,770	—	86,884	—
Unrealized gains (losses)	(77,545)	(1,333)	209,857	322
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	4,083	—	—
Transfers into Level 3	—	—	—	—

Balance, end of period	$(457,939)	$(2,398)	$(395,164)	$(5,148)

Realized and unrealized gains and losses on Level 3 liabilities (unrealized loss on credit swaps) are included in “Net credit swap revenue (loss)” in the consolidated statements of operations. The reconciliation above does not include credit swap premiums collected during the period.

Unrealized gains and (losses) on Level 3 liabilities (other liabilities) are included in “Income (loss) from discontinued operations” caption in the consolidated statements of operations.

Financial Instruments Not Carried at Fair Value

The Company’s long-term debt is recorded at historical amounts. At December 31, 2011, the outstanding balance and fair value of the 7% Senior Notes were $88.3 million and $54.9 million, respectively. The fair value of the 7% Senior Notes, was estimated using the market price as quoted by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) system.

At December 31, 2010, the outstanding balance and fair value of the 7% Senior Notes were $90.4 million and $71.3 million, respectively. The fair value of the 7% Senior Notes, which were listed until December 19, 2011 on the New York Stock Exchange, was estimated using the quoted market price.

At December 31, 2011 and 2010, the carrying value of Primus Financial’s subordinated deferrable interest notes was $84.0 million and $122.8 million, respectively. It is not practicable to estimate the fair value of Primus Financial’s subordinated deferrable interest notes, as such notes are not listed on any exchange or publicly traded in any market and there is no significant current market activity of which the Company is aware for such notes. The average interest rate on these subordinated deferrable interest notes was 3.58% and 3.56% for the years ended December 31, 2011 and 2010, respectively, with the first maturity date on such notes scheduled in June 2021.

Fair Value Option

ASC Topic 825, Financial Instruments, provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. ASC Topic 825,

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

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

7.    CypressTree Acquisition and Subsequent Divestiture

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

The total purchase price consideration for this acquisition was approximately $9.3 million, which consisted of cash paid at closing of $3.2 million, a deferred payment of approximately $3.9 million due one year from the acquisition date, subject to terms of the agreement and an estimated fair value of $2.2 million of contingent consideration to the sellers, based on a fixed percentage of certain future management fees earned through 2015. The contingent consideration is recorded in “Other liabilities” on the consolidated statements of financial condition.

At December 31, 2009, the Company remeasured the contingent consideration to the sellers and increased it to $4.7 million. The change was primarily due to revised estimates of future management fees, which was recorded in “Other” expense in the consolidated statements of operations. There was no cash paid to the sellers during 2009 related to the contingent consideration. During 2010, the Company paid the sellers approximately $1.4 million related to the contingent consideration. At December 31, 2010, the Company remeasured the contingent consideration and adjusted it to $3.7 million. At December 31, 2011, the Company remeasured the contingent consideration and adjusted it to $2.0 million. The change was primarily due to payments in connection with the liability and revised estimates of future management fees. The future undiscounted cash flows at December 31, 2011, 2010 and 2009 were $2.8 million, $4.9 million and $7.4 million, respectively, related to the contingent consideration.

The CypressTree acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price consideration was allocated to assets and liabilities based on their estimated fair value at acquisition date. The excess of the purchase price consideration over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $3.9 million represented the anticipated value from the combination of CypressTree and Primus Asset Management platforms, including economies of scale and depth of business relationships. Goodwill is not amortized but is reviewed annually for impairment or more frequently if impairment indicators arise in accordance with ASC Topic 350, Intangibles — Goodwill and Other. All goodwill related to this acquisition was deductible for income tax purposes. The Company also recorded approximately $3.6 million of management contract rights, $0.8 million of non-compete agreements and net tangible assets of $1.0 million. The $3.6 million of management contract rights and $0.8 million of non-compete agreements were amortized under the straight-line method over their

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

estimated useful lives of 10.5 years and 3 years, respectively. The results of operations for CypressTree were included in the accompanying consolidated statements of operations from the acquisition date through December 1, 2010. See Divestiture below for further discussion.

Divestiture

On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree. In connection with the sale of CypressTree, the Company recorded $9.1 million of contingent consideration from the buyer in other assets, which is primarily based on estimated future cash flows on certain management fees, subject to the terms of the agreement. In addition, the Company wrote-off approximately $3.9 million of goodwill; the remaining unamortized other intangible assets of $3.5 million and sold one of its investments in CLOs of $0.2 million. The sale of CypressTree resulted in a net gain of $0.1 million, which is included in the “Income (loss) from discontinued operations” in the consolidated statements of operations. The Company incurred approximately $1.6 million of legal and advisory fees in connection with the sale of CypressTree, which is included in the net gain on sale. The contingent consideration to the sellers of CypressTree was not included in the sale, and accordingly, has remained with the Company. As of December 31, 2011, the Company remeasured the contingent consideration from the buyer and adjusted it to $7.4 million from $9.0 million at December 31, 2010. The change was primarily attributable to payments from the buyer of the CLO business. As of December 31, 2011, the estimated average life of cash flows underlying the contingent consideration from the buyer was 3.3 years.

See note 8 Discontinued Operations, of notes to these consolidated financial statements for further discussion. As a result of the sale of CypressTree, the results of operations for CypressTree were reclassified as discontinued operations in the accompanying consolidated statements of operations for all periods presented from the date of acquisition on July 9, 2009 through the date of sale on December 1, 2010.

8.    Discontinued Operations

On December 1, 2010, the Company divested its CLO asset management business, which included the sale of CypressTree to a third party. The results of the CLO asset management business have been reclassified as discontinued operations for all periods presented.

Discontinued operations primarily consist of the fee revenues and operating expenses of the CLO asset management business, together with the operating results of the standalone CLOs for the period from January 1, 2010 through December 1, 2010. The operating results of the standalone CLOs were consolidated into the Company’s financial statements as a result of the Company’s adoption of ASC Topic 810, Consolidation, on January 1, 2010. Upon the divestiture of the CLO asset management business, which included the sale of CypressTree on December 1, 2010, the Company determined that it is no longer the primary beneficiary of the CLOs and deconsolidated the CLOs. The operating results of the stand-alone CLOs are identified as discontinued operations attributable to non-parent interest in CLOs in the Company’s consolidated statements of operations. In addition, the gain on the sale was included in discontinued operations. During 2011, realized and unrealized gains (losses) associated with the contingent asset and liabilities are included in discontinued operations.

In connection with the sale of CypressTree, Primus Asset Management agreed to accept a fixed proportion of the future management fees received on the CLOs, which are sub-advised by CypressTree, under its current owner. The CLOs have an estimated average life of 4.5 years. This income is recorded in the “Income (loss) from discontinued operations” caption in the consolidated statements of operations.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The following table represents summarized financial information related to discontinued operations as included in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues
Asset management and advisory fees	$2,247	$12,396	$4,561
Interest income	2,163	1,225	62
Impairment loss on investments	—	—	(761)
Other income (loss)	2,862	8,396	—
Gain on sale of CypressTree	—	113	—
Net CLO loss	—	(91,427)	—
CLO interest income, net	—	48,256	—

Total revenues	7,272	(21,041)	3,862

Expenses
Compensation and employee benefits	72	4,046	2,544
Professional and legal fees	95	565	835
Restructuring costs	342	3,862	—
Other	2,630	2,047	3,904
CLO expenses	—	18,003	—

Total expenses	3,139	28,523	7,283

Loss before provision (benefit) for income taxes and loss attributable to non-parent interests in CLOs	4,133	(49,564)	(3,421)
Provision (benefit) for income taxes	—	(20)	1

Loss from discontinuing operations, net of tax	4,133	(49,544)	(3,422)
Loss from discontinued operations attributable to non-parent interests in CLOs	—	(61,174)	—

Income (loss) attributable to common shares	$4,133	$11,630	$(3,422)

9.    Restructuring

The Company made significant reductions in its workforce and operating infrastructure in the fourth quarter of 2010 as a consequence of its decision to divest the CLO asset management business and focus management’s efforts on the amortization of Primus Financial’s credit swap portfolio.

During 2011, the Company incurred total restructuring costs of $1.0 million, of which $0.6 million was included in income from continuing operations for the year ended December 31, 2011. The restructuring costs comprised mainly of employee severance and accelerated share-based compensation expenses.

During 2010, the Company incurred restructuring costs of $12.0 million, of which $8.1 million was included in income from continuing operations for the year ended December 31, 2010. The restructuring costs comprised mainly of employee severance and accelerated share-based compensation expenses, costs associated with the write-off of fixed assets and office lease terminations.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

10.    Fixed Assets

Fixed assets include computer hardware, telephone equipment, furniture and fixtures, and office equipment, which are depreciated using a straight-line method over the estimated useful lives of three to five years, and leasehold improvements which were amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. Fixed assets are included in “Other assets” in the consolidated statements of financial condition. At December 31, 2011 and 2010, fixed assets consist of the following (in thousands):

	December 31,
	2011	2010
Asset category
Furniture and fixtures	$20	$20
Computers	160	140
Office and telephone equipment	10	4

	190	164
Less accumulated depreciation and amortization	119	71

Total fixed assets	$71	$93

The Company recorded depreciation and amortization expense of approximately $53.0 thousand, $0.6 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, the Company disposed of assets of approximately $5 thousand. During 2010, the Company disposed of assets of approximately $1.2 million, which was primarily charged to “Restructuring costs” in the consolidated statements of operations.

11.    Long-Term Debt

The following table represents the components of the Company’s long-term debt (in thousands):

	December 31,
	2011	2010
Primus Guaranty, Ltd. issuer:
7% Senior Notes, due 2036	$88,334	$90,426
Fair value adjustment of interest rate swap related to hedged debt	—	2,602
Primus Financial issuer:
$125 million Subordinated Deferrable Interest Notes, due 2021	56,900	76,600
$75 million Subordinated Deferrable Interest Notes, due 2034	27,100	46,200

Total long-term debt	$172,334	$215,828

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The following table represents the components of the Company’s net gain on the retirement of long-term debt and debt repurchase program for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
7% Senior Notes, due 2036:
Principal purchased	$2,092	$4,187	$15,109
Cost of purchase and retirement of debt	(1,646)	(2,986)	(6,438)
Write-off of unamortized issuance costs	(62)	(133)	(498)

Net gain on retirement of long-term debt	384	1,068	8,173

$125 million Subordinated Deferrable Interest Notes, due 2021:
Principal purchased	$19,700	$20,700	$27,700
Cost of purchase and retirement of debt	(15,166)	(13,239)	(8,208)
Write-off of unamortized issuance costs	(187)	(256)	(342)

Net gain on retirement of long-term debt	4,347	7,205	19,150

$75 million Subordinated Deferrable Interest Notes, due 2034:
Principal purchased	$19,100	$4,100	$24,700
Cost of purchase and retirement of debt	(14,442)	(2,451)	(8,548)
Write-off of unamortized issuance costs	(244)	(56)	(324)

Net gain on retirement of long-term debt	4,414	1,593	15,828

Total net gain on retirement of long-term debt	$9,145	$9,866	$43,151

7% Senior Notes

On December 27, 2006, Primus Guaranty, Ltd. issued 7% Senior Notes, which mature in December 2036. The 7% Senior Notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The 7% Senior Notes are also subordinated to all liabilities of Primus Guaranty’s subsidiaries. The 7% Senior Notes are redeemable at the option of Primus Guaranty, in whole or in part, at any time on or after December 27, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. Interest on the 7% Senior Notes is payable quarterly. In connection with the issuance of the 7% Senior Notes, the Company incurred approximately $4.5 million in capitalized debt issuance costs, which are amortized over the life of the debt. At December 31, 2011 and 2010, the fair value of the 7% Senior Notes was approximately $54.9 million and $71.3 million, respectively.

$125 million Subordinated Deferrable Interest Notes

On December 19, 2005, Primus Financial issued in aggregate $125 million of subordinated deferrable interest notes, consisting of $75 million of Series A notes and $50 million of Series B notes, which mature in June 2021. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of Primus Financial, including counterparty claims and the notes issued in July 2004. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the Series A notes and the Series B notes sets every 28 days. The average interest rate on these securities was

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

3.96% and 3.94% for the years ended December 31, 2011 and 2010, respectively. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $2.0 million in debt issuance costs, which are amortized over the life of the debt. At December 31, 2011, Primus Financial’s $125 million subordinated deferrable interest notes were accruing interest at an all-in rate of 3.78%.

$75 million Subordinated Deferrable Interest Notes

On July 23, 2004, Primus Financial issued $75 million of subordinated deferrable interest notes that mature in July 2034. The notes are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of Primus Financial, including counterparty claims. The notes are redeemable at the option of Primus Financial, in whole or in part, on any auction date, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest thereon to the redemption date. The interest rate on the notes sets every 28 days. The average interest rate on these securities was 2.83% and 2.85% for the years ended December 31, 2011 and 2010, respectively. In connection with the above issuance of the subordinated deferrable notes, the Company incurred approximately $1.1 million in debt issuance costs, which are amortized over the life of the debt. At December 31, 2011, Primus Financial’s $75 million subordinated deferrable interest notes were accruing interest at an all-in rate of 2.77%.

Primus Financial’s subordinated deferrable interest notes were issued in the auction rate market. This market continues to be dislocated and, as a result, the interest rates on the notes were set at the contractually specified rates over London Interbank Offered Rate (“LIBOR”) during 2010 and 2011. At December 31, 2011, Primus Financial’s subordinated deferrable interest notes were accruing interest at an all-in rate of 3.45%.

The Company recorded net interest expense related to the debt of Primus Guaranty and Primus Financial of approximately $6.0 million, $7.0 million and $9.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average interest rate on our aggregate long-term debt was 3.11%, 3.10% and 3.42% for the years ended December 31, 2011, 2010 and 2009, respectively.

12.    Income Taxes

Primus Guaranty, Ltd. is a Bermuda company. Primus Guaranty, Ltd. believes that it is not involved in the active conduct of a trade or business in the United States. For U.S. tax purposes, Primus Guaranty, Ltd. will be treated either as a controlled foreign corporation or as a passive foreign investment company by its U.S. shareholders. As such, Primus Guaranty, Ltd. has not provided for any federal or state and local income taxes on a stand-alone basis. However, on a consolidated basis, it has provided for income taxes for certain of its subsidiaries, which are described below. Primus Guaranty, Ltd. was incorporated in Bermuda to domicile itself in a jurisdiction that is internationally recognized as a base for financial companies and in a jurisdiction that has an efficient and predictable corporate tax regime. The Company does not have any full time employees, nor does the Company lease or own any real property in Bermuda.

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

Primus Financial is a limited liability company organized under Delaware law, with the controlling interest being held by Primus Group Holdings, a limited liability company organized under Delaware law and a disregarded entity for U.S. tax purposes. All of the interests in Primus Group Holdings are held by Primus Bermuda. Primus Financial is treated as a partnership for U.S. tax purposes. As a result,

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

all of Primus Financial’s items of taxable income and expense flow through to its interest-holders for U.S. federal income tax purposes and any taxes that may be attributable to such items are the responsibility of the interest-holders. In addition, because Primus Financial’s activities in the United States are confined to holding investments in debt instruments and credit swaps for its own account, Primus Financial believes that its activities fall within the provisions of Section 864(b) of the U.S. Internal Revenue Code of 1986 (the “Code”). Based on the application of the provisions of Section 864(b) of the Code and the investment nature of its operations, Primus Financial believes that Primus Bermuda, a non-U.S. corporation, will not be subject to U.S. net income taxes with respect to its indirect interest in Primus Financial. Accordingly, Primus Financial, and thus Primus Bermuda, did not provide for any income taxes.

Primus Asset Management has a Services Agreement with its affiliates, whereby Primus Asset Management provides services to its affiliates including, among other things, management, consulting and information technology. Since Primus Asset Management is a U.S. domiciled corporation it is subject to U.S. federal, state and local income taxes on fees received from its affiliates.

On December 1, 2010, the Company completed the sale of CypressTree, a wholly owned subsidiary of Primus Asset Management that was treated as a disregarded entity for U.S. tax purposes. The Company expects that any gain recognized on the transaction, which is treated as a sale of assets for U.S. tax purposes, will be fully offset by losses generated by Primus Asset Management.

The significant components of the consolidated provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$4	$36
State/City	11	(16)	39
Foreign	5	(122)	109

Total current	16	(134)	184
Deferred:
Federal	—	—	—
State/City	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$16	$(134)	$184

The Company’s effective tax rate differs from Bermuda’s applicable tax rate of zero percent mainly as a result of the taxation of its U.S. subsidiary, Primus Asset Management, which is subject to U.S. federal income tax, at a rate of up to 35%, as well as U.S. state and local taxes, and its U.K. subsidiary, Primus Guaranty (UK), Ltd. (“PGUK”), which, prior to its liquidation, was previously subject to United Kingdom Corporation Tax at a rate of up to 28%. The foreign tax expense relates to a true-up of PGUK’s prior year provision for a tax refund from the United Kingdom, which was received during 2011. The Bermuda Minister of Finance has given the Company a tax exemption certificate effective through 2016 that prevents the Company from being subject to tax in the event that any legislation is enacted that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

A reconciliation of the difference between the provision (benefit) for income taxes and the expected tax provision at the applicable zero percent domestic rate for the years ended December 31, 2011, 2010 and 2009, is provided below (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. federal income tax provision on Primus Asset Management’s taxable income	$—	$4	$36
U.S. state and local tax provision	11	(16)	39
Foreign	5	(122)	109

Total provision (benefit) for income taxes	$16	$(134)	$184

The Company has a net U.S. deferred tax asset of $15.6 million and $16.5 million as of December 31, 2011 and 2010, respectively. The net deferred tax asset is primarily comprised of Primus Asset Management’s net operating losses incurred during 2003 through 2011 and the timing of recognition of book and tax adjustments related to share-based compensation expense. Net operating losses will begin to expire in the year 2023 if not utilized.

The Company has recorded a 100% valuation allowance against its deferred tax asset because management has determined that it is more likely than not that the deferred tax asset will not be realized as a result of Primus Asset Management’s history of net operating losses and inability to generate future taxable income sufficient to utilize such deferred tax asset. A rollforward of the valuation allowance against Primus Asset Management’s deferred tax asset is provided below.

The components of the net deferred tax asset at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Share-based compensation	$2,310	$3,253
Net operating losses	12,171	10,274
Depreciation	894	1,023
Other	1,459	2,997

Gross deferred tax asset	16,834	17,547

Deferred tax liability
Other	1,265	1,028

Gross deferred tax liability	1,265	1,028

Net deferred tax asset	15,569	16,519
Valuation allowance	(15,569)	(16,519)

Net deferred tax asset after valuation allowance	$—	$—

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The changes in the valuation allowance for the deferred tax asset for the years ended December 31, 2011 and 2010, are as follows (in thousands):

	December 31,
	2011	2010
Balance at beginning of period	$16,519	$12,655
Capitalized and pre-operating costs	—	(12)
Share-based compensation	(943)	(1,404)
Tax depreciation / other	(1,904)	281
Net operating loss	1,897	4,999

Balance at end of period	$15,569	$16,519

As of December 31, 2011 and 2010, the Company did not have any unrecognized tax benefits. The Company’s accounting policy with respect to interest and penalties, if any, would be to recognize them in the provision for income taxes in the consolidated statements of operations. The Company did not incur any income tax related interest income, interest expense or penalties for the years ended December 31, 2011, 2010 and 2009. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.

Primus Guaranty, Ltd. and certain subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions, which are no longer subject to U.S. federal, state, local and foreign income tax examinations by tax authorities for years before 2008.

13.    Preferred Securities of Subsidiary

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

During 2011, Primus Financial purchased $3.0 million in face value of its preferred securities at a cost of $1.9 million. Primus Financial did not purchase any of its preferred securities during 2010.

Distributions on perpetual preferred securities of our subsidiary were $3.0 million, $3.2 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are recorded in the consolidated statements of operations. Primus Financial’s perpetual preferred securities are set at the contractually specified rates over LIBOR. The average distribution rate on these securities was 3.23% and 3.35% for the years ended December 31, 2011 and 2010, respectively.

14.    Shareholders’ Equity

During the year ended December 31, 2011, the Company purchased and retired approximately 3.7 million of its common shares at an approximate cost of $18.6 million. During the year ended December 31, 2010, the Company purchased and retired approximately 2.1 million of its common shares at an approximate cost of $8.8 million.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

15.    Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Income (loss) from continuing operations, net of tax	$(37,898)	$247,006	$1,467,119
Loss from discontinued operations, net of tax	4,133	(49,544)	(3,422)

Net income (loss)	(33,765)	197,462	1,463,697
Less:
Distributions on preferred securities of subsidiary	3,035	3,162	3,417
Net loss from discontinued operations attributable to non-parent interests in CLOs	—	(61,174)	—

Net income (loss) available to common shares	$(36,800)	$255,474	$1,460,280

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.11)	$6.36	$36.46
Income (loss) from discontinued operations	$0.11	$0.30	$(0.08)

Net income (loss) available to common shares	$(1.00)	$6.66	$36.38

Diluted:
Income (loss) from continuing operations	$(1.11)	$6.04	$35.34
Income (loss) from discontinued operations	$0.11	$0.29	$(0.08)

Net income (loss) available to common shares	$(1.00)	$6.33	$35.26

Weighted average common shares outstanding:
Basic	36,849	38,361	40,142
Effect of dilutive instruments:
Restricted share units	—	2,005	1,272

Diluted	36,849	40,366	41,414

For the years ended December 31, 2011, 2010 and 2009, approximately 1.0 million, 0.9 million and 1.2 million shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

16.    Commitments and Contingencies

Leases

At December 31, 2011, Primus Financial leased approximately 17,500 square feet of office space at 360 Madison Avenue, New York, New York, at a fixed yearly rental (subject to certain escalations specified in the lease). In December 2010, Primus Financial entered into an agreement to sublease approximately 12,000 square feet of this New York office space. At December 31, 2011, the total amount of future rental income to be received under the noncancelable sublease was $3.5 million.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The leases are categorized as operating leases and future gross payments as of December 31, 2011 under the leases are as follows (in thousands):

2012	$1,156
2013	1,156
2014	1,156
2015	1,156
2016	867

Total	$5,491

Rent expense was approximately $1.2 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

17.    Share-Based Compensation Plans

Primus Guaranty has established incentive compensation plans for the benefit of its employees and directors. Share-based compensation expense is included in “Compensation and employee benefits” in the consolidated statements of operations.

The following table represents the components of the Company’s share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Share units	$1,129	$5,561	$3,290
Performance shares	840	877	743
Share options	18	323	512

Total	$1,987	$6,761	$4,545

The table above excludes share-based compensation expense recorded in restructuring costs and discontinued operations, which was approximately $146 thousand and $(36) thousand, respectively, for the year ended December 31, 2011. For the year ended December 31, 2010, the table excludes share-based compensation expense recorded in restructuring costs and discontinued operations of $4.0 million and $1.7 million, respectively. For the year ended December 31, 2009, the table excludes share based compensation expense recorded in discontinued operations of $0.2 million. See note 8 of these notes to consolidated statements of operations for additional discussion on discontinued operations.

Incentive Compensation Plan

The Incentive Compensation Plan (the “Incentive Plan”) was adopted in 2008, amended in 2009, 2010 and 2011, and supersedes previous share incentive plans. The Incentive Plan provides for the award of cash-based incentives, as well as share options, performance shares and share units on common shares of Primus Guaranty not to exceed 15,849,213 (which includes awards outside of the Incentive Plan, as well as under the Incentive Plan that are subsequently forfeited, cancelled, terminated or reacquired by the Company). The board of directors delegated to the Compensation Committee decisions regarding the terms and condition of such awards, including the apportionment between types of awards, the employees to whom such awards are to be granted and any performance factors required to earn such awards.

Effective July 29, 2010, the board of directors amended and restated the Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (the “Deferral Plan”) which was originally established effective

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

December 31, 2007. The Deferral Plan permits selected participants in the Incentive Plan to defer distributions associated with their vested share units until the participant separates from service with the Company.

Performance Shares

During 2011 and 2010, the Company granted 420,000 and 410,011 performance shares to employees. The 2011 awards specify that vesting will occur upon the share price reaching and maintaining specific prices for 30 trading days within a trailing 45 trading day period. The 2010 awards specify that vesting will occur upon the share price reaching and maintaining specific prices for 20 trading days within a trailing 30 trading day period. The 2011 performance share grants specified prices ranging from $8.25 to $9.00 and the 2010 performance share grants specified prices ranging from $4.50 to $6.50. The fair value of the performance share units is expensed ratably over the expected time for the market share price measurement to be achieved.

The fair value of the 2011 and 2010 performance share grants are estimated on the date of grant using a Monte Carlo simulation pricing model using the following weighted average assumptions for the periods indicated:

	Year Ended December 31,
	2011	2010
Risk free interest rate	1.78%	0.20%
Volatility	47%	74%
Contractual share term	4 years	3 years
Weighted average fair value	$3.42	$2.76

Unvested performance shares as of and for the year ended December 31, 2011 were as follows:

	Number of Shares	Weighted Average Fair Value[a]
Unvested at December 31, 2010	239,077	$4.10
Granted	420,000	$3.42
Vested	(114,654)	$6.13
Forfeited	(9,768)	$3.48

Unvested at December 31, 2011[a]	534,655	$3.40

(a)	During the fourth quarter of 2010 the Company classified performance shares using the share-based liability method for accounting. As of December 31, 2011, the Company used a Monte Carlo simulation model to estimate the fair value of the unvested performance shares at $3.40 per share. The following assumptions for the unvested performance grants at December 31, 2011 were used: risk free interest rate of 0.8%, volatility of 59.4% and contractual remaining performance share term of 2.6 years.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Share Units

Share units are awarded to employees based upon the value of the common shares on the date the award is authorized and vest ratably over a three-year period on the anniversary dates of each award, with vesting subject to certain terms including the continued employment of the award recipient. During 2011, 2010 and 2009, the Company granted 43,869; 1,050,612 and 1,853,192 share units, respectively, to employees pursuant to the Incentive Plan (and its predecessors, including individual compensation agreements), with a weighted average grant date fair value per share of $5.01, $3.40 and $1.87, respectively.

Unvested share units as of and for the year ended December 31, 2011 were as follows:

	Number of Shares	Weighted Average Fair Value[a]
Unvested at December 31, 2010	705,488	$5.08
Granted	43,869	$5.01
Vested	(443,402)	$4.99
Forfeited	—	$0.00

Unvested at December 31, 2011[a]	305,955	$4.90

(a)	During the fourth quarter of 2010 the Company classified share units using the share-based liability method for accounting. The unvested share units had a weighted average fair value of $4.90 per share as of December 31, 2011.

Share Options

Share options can be awarded to selected employees with individual awards determined by the Chief Executive Officer of the Company, subject to the approval of the Compensation Committee. The Compensation Committee also determines any awards to the executive officers. The options become exercisable ratably over a four-year period on the anniversary date of each award, subject to certain terms including the continued employment of each recipient. The share options expire in seven or ten years from the date of grant. During 2011, 2010 and 2009, the Company did not grant any share options.

The following table is a summary of the information concerning outstanding and exercisable share options for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	852,689	$11.45	884,564	$11.45	1,225,549	$11.59
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(664,209)	$11.51	(31,875)	$11.25	(340,985)	$11.97

Outstanding at end of year	188,480	$11.24	852,689	$11.45	884,564	$11.45
Exercisable at end of year	188,480	$11.24	827,689	$11.44	644,908	$11.29

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes the status of the Company’s share options as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.94	13,125	1.1	$6.94	—	13,125	$6.94	—
$9.76	36,250	2.1	$9.76	—	36,250	$9.76	—
$11.75 - $12.74	139,105	1.8	$12.03	—	139,105	$12.03	—

Total	188,480			—	188,480		—

At December 31, 2011, total unrecognized share-based compensation expense related to unvested share awards was approximately $0.9 million. This share-based compensation expense is expected to be recognized over a weighted average period of 0.6 years.

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

19.    Interest Rate Swap Agreement

In February 2007, the Company entered into an interest rate swap agreement with a major financial institution that effectively converted a notional amount of $75 million of the Company’s 7% Senior Notes, to floating rate debt based on three-month LIBOR plus a fixed spread of 0.96%. The counterparty exercised its right to terminate the interest rate swap in December 2011. The interest rate swap was designated as a fair value hedge on the fixed 7% Senior Notes. At December 31, 2010, the fair value of the interest rate swap was $2.6 million. This amount is included in “Other assets” and the offsetting adjustment to the carrying value of the debt is included in long term debt in the accompanying consolidated statements of financial condition. Payments or receipts on the interest rate swap are recorded in “Interest expense” in the consolidated statements of operations.

20.    Subsequent Events

In the first quarter of 2012, Primus Guaranty purchased approximately 1.4 million of its common shares for an aggregate cost of $8.4 million. On March 19, 2012 and March 22, 2012, Primus Financial purchased an aggregate of $12.2 million principal amount of its preferred securities in two separately negotiated private transactions. Primus Financial purchased such securities for $8.5 million.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

21.    Quarterly Operating Results (unaudited)

(in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Total net revenues (losses)	$91,766	$63,899	$(278,754)	$104,607
Operating income (loss)	85,659	61,839	(282,423)	101,160
Net income (loss) available to common shares	84,700	61,137	(283,105)	100,468
Basic earnings (loss) available to common shares	$2.22	$1.63	$(7.76)	$2.86
Diluted earnings (loss) available to common shares	$2.21	$1.62	$(7.76)	$2.84

(in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Total net revenues (losses)	$95,169	$(183,542)	$234,486	$148,040
Operating income (loss)	176,923	(313,604)	205,404	128,739
Net income (loss) available to common shares	86,522	(188,394)	229,027	128,319
Basic earnings (loss) available to common shares	$2.24	$(4.84)	$6.02	$3.40
Diluted earnings (loss) available to common shares	$2.15	$(4.84)	$5.72	$3.30

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

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

22.    Primus Guaranty, Ltd. — Standalone Financial Statements

Primus Guaranty, Ltd.

Statements of Financial Condition

(in thousands)	December 31,
	2011	2010
Assets
Cash and cash equivalents	$9,118	$19,439
Available-for-sale investments	8,412	4,251
Accrued interest receivable	60	57
Prepaid expenses	2	—
Intercompany receivable	356	2,565
Intercompany loans	—	11,541
Debt issuance costs, net	2,579	2,735
Other assets	1	2,603

Total assets	$20,528	$43,191

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$929	$340
Long-term debt	88,334	93,028
Intercompany payable	66	1,255
Losses of subsidiaries in excess of investments	76,837	39,705

Total liabilities	166,166	134,328

Common shares	2,787	3,046
Additional paid-in-capital	260,258	275,453
Accumulated other comprehensive income	1,086	3,333
Retained earnings (deficit)	(409,769)	(372,969)

Total shareholders’ equity (deficit)	(145,638)	(91,137)

Total liabilities and shareholders’ equity	$20,528	$43,191

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Standalone Financial Statements

Primus Guaranty, Ltd.

Statements of Operations

(in thousands)	Year Ended December 31,
	2011	2010	2009
Revenues
Interest income	$213	$993	$1,001
Intercompany revenue[a]	6,953	11,722	—
Intercompany interest income	516	996	984
Gain on retirement of long-term debt	384	1,068	8,174
Other income, net	12	1,455	18

Total revenues	8,078	16,234	10,177

Expenses
Intercompany expenses[b]	3,501	6,796	5,239
Share compensation	220	400	317
Interest expense	2,152	2,278	2,974
Professional and legal fees	1,381	3,125	2,820
Other	294	1,146	398

Total expenses	7,548	13,745	11,748

Income (loss) before equity in earnings (loss) of subsidiaries	530	2,489	(1,571)
Equity in earnings (loss) of subsidiaries, net of tax	(37,330)	252,985	1,461,851

Net income (loss)	$(36,800)	$255,474	$1,460,280

(a)	Charges billed to subsidiaries for allocated expenses incurred.

(b)	Charges for services provided by subsidiaries under modified intercompany service agreement.

Primus Guaranty, Ltd.

Notes to Consolidated Financial Statements

Standalone Financial Statements

Primus Guaranty, Ltd.

Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(36,800)	$255,474	$1,460,280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	2,929	7,903	4,728
Amortization of debt issuance costs	105	107	113
Net amortization of premium and discount on securities	70	367	131
Change in accumulated comprehensive (income) loss of subsidiaries	(2,152)	1,076	(236)
Gain on retirement of long-term debt	(384)	(1,068)	(8,173)
Equity in subsidiaries’ (earnings) loss, net of tax	37,330	(252,985)	(1,461,851)
Other	(11)	—	—
Increase (decrease) in cash resulting from changes in:
Intercompany receivables/payables and loans	12,561	(352)	(204)
Accrued interest receivable	(3)	263	76
Prepaid expenses and other assets	(2)	2,685	(1,167)
Accounts payable and accrued expenses	589	108	(213)

Net cash provided by (used in) operating activities	14,232	13,578	(6,516)
Cash flows from investing activities:
Purchases of available-for-sale investments	(4,326)	(7,849)	(20,566)
Maturities and sales of available-for-sale investments	—	29,344	17,154
Net return from (investment in) subsidiaries	883	(12,011)	(3,679)

Net cash provided by (used in) investing activities	(3,443)	9,484	(7,091)
Cash flows from financing activities:
Payments for retirement of long-term debt	(1,646)	(2,986)	(6,437)
Purchase and retirement of common shares	(19,464)	(13,150)	(10,352)

Net cash used in financing activities	(21,110)	(16,136)	(16,789)
Net increase (decrease) in cash	(10,321)	6,926	(30,396)
Cash and cash equivalents at beginning of year	19,439	12,513	42,909

Cash and cash equivalents at end of year	$9,118	$19,439	$12,513

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

All items requiring disclosure in a report on Form 8-K during the fourth quarter of the year ended December 31, 2011 have been so reported.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

The members of the Board of Directors (the “Board”) of the Company are:

Director	Age	Director Since	Present Term Expires
Frank P. Filipps	63	2002	2012
Thomas J. Hartlage	60	2002	2012
Vincent Vertin	42	2010	2012
Michael P. Esposito, Jr. (Chairman)	71	2002	2013
James H. MacNaughton	60	2008	2013
Richard Claiden	60	2010	2014
Michael M. Sullivan	53	2010	2014

Frank P. Filipps has been a director of the Company since March 2002. From April 2005 to July 2008, Mr. Filipps was Chairman and Chief Executive Officer of Clayton Holdings, Inc., an information services and analytics company that provides credit and risk management products, primarily mortgage related, to participants in fixed income markets. From 1995 to 2005, Mr. Filipps was Chairman, Chief Executive Officer and a Director of Radian Group Inc. (NYSE:RDN), and its principal subsidiary, Radian Guaranty Inc. (collectively, “Radian Group”). Radian Group provides private mortgage insurance coverage on residential mortgage loans and financial guaranty insurance on debt instruments. Mr. Filipps originally joined Radian Group in 1992 as Senior Vice President and Chief Financial Officer and became Executive Vice President and Chief Operating Officer in 1994. From 1975 to 1992, Mr. Filipps was at American International Group where he served in a number of executive, financial and investment management positions. Mr. Filipps has been a director of Impac Mortgage Holdings, Inc. (NYSE:IMH), a mortgage real estate investment trust, since November 1995 and Fortegra Financial Corporation (NYSE:FRF), an insurance services and marketing company, since 2010. Mr. Filipps’ extensive background in the credit protection business, in particular his experience as Chief Executive Officer at the Radian Group, a provider of financial guaranty insurance, as well as his background in credit risk management, are relevant to evaluating the risks and opportunities that the Company encounters in its business.

Thomas J. Hartlage has been a director of the Company since March 2002. Until his retirement in 2010 from AEGON N.V. (NYSE:AEG), an insurance company, Mr. Hartlage most recently served as President of Aegon Stable Value Solutions, AEGON’s synthetic GIC business. From 1990 until his retirement, Mr. Hartlage was employed in a variety of capacities at subsidiaries of AEGON, where his responsibilities have included strategic planning and product and market development. From 2001 to 2006, he was President of AEGON Structured Products, Inc., a unit of AEGON Institutional Markets focused on building and developing structured transaction business in the capital markets sector. Mr. Hartlage has more than 30 years of experience in the financial services sector. He has an M.B.A. from Indiana University and has achieved the chartered financial analyst (CFA) designation. Mr. Hartlage’s experience as President of Aegon Structured Products, and subsequent tenure as President of Aegon Stable Value Solutions, provide a background in credit asset management that is particularly relevant to the Company.

Vincent Vertin has been a director of the Company since December 2010. Mr. Vertin is an investment partner at EBF & Associates, L.P. (“EBF”), a private investment firm based in Minneapolis, Minnesota. A wide range of finance and investing activity has been the focus of Mr. Vertin’s professional career. He serves on the board of directors of privately held Athilon Capital Corp. and Athilon Asset Acceptance Corp., the latter of which is a credit derivative product company in run-off. Prior to joining EBF in 2004, Mr. Vertin was an analyst at Providence Capital and an investment banker at J.P. Morgan & Co. Before his career in finance, he served as an Infantry Officer in the U.S. Marine Corps. Mr. Vertin holds an M.S. from George Washington University and a B.S. from the United States Naval Academy. As a designee of EBF on the Board, Mr. Vertin provides the Board with an extensive background addressing and analyzing credit and capital structure issues and broad experience as an investor in and director of another credit derivative product company.

Michael P. Esposito, Jr. has been the Chairman of the Company’s Board of Directors since March 2002. Since March 2006, Mr. Esposito has been Chairman of the Board of Directors of Syncora Holdings Ltd. (formerly known as Security Capital Assurance Ltd.) (NYSE:SCA). Until his retirement from XL Capital Ltd (now known as XL Group plc, NYSE:XL) in December 2007, Mr. Esposito served as non-executive Chairman of the Board of Directors of XL, a provider of insurance and reinsurance coverage and financial products and services, since 1995 and as a director since 1986. Since 1995, he has served as a director of Forest City Enterprises, Inc. (NYSE:FCY), a real estate development and management firm. Mr. Esposito served as Co-Chairman of the Board of Directors of Inter-Atlantic Capital Partners, Inc., an investment banking firm, from 1995 to 2000. Previously, Mr. Esposito served as Executive Vice President and Chief Corporate Compliance, Control and Administration Officer of The Chase Manhattan Corporation from 1991 to 1995, having previously served as Executive Vice President and Chief Financial Officer from 1987 to 1991. Mr. Esposito’s nearly fifty years of experience in the banking and finance industry, in particular in the commercial banking and insurance industries, are especially relevant to evaluating the risks and opportunities that the Company encounters in its business.

James H. MacNaughton has been a director since July 2008. Mr. MacNaughton is Vice Chairman of BMO Capital Markets Corp. From April 2008 to August 2011, he was managing member of MacNaughton Associates, a firm engaged in financial advisory activities. Mr. MacNaughton retired in March 2008 from Rothschild Inc. where he was a Senior Advisor. Mr. MacNaughton was a Managing Director and Global Partner of Rothschild from 2001 to 2007. From 1979 through 2000, he was at Salomon Brothers Inc. where he held a variety of positions including, for most of that time, Managing Director in Investment Banking. Mr. MacNaughton began his business career in 1973 at Republic National Bank of Dallas as Vice President and Commercial Lending Officer. He is a member of the Board of Directors of Alterra Capital Holdings Ltd. Mr. MacNaughton is a member of the International Insurance Society. Mr. MacNaughton’s experience in commercial lending and asset management are particularly relevant to an understanding of the Company’s business, and his experience in investment banking gives him additional insights into evaluating the financial impact of business decisions that the Company may contemplate.

Richard Claiden has been the Company’s Chief Executive Officer and a director since November 2010. Mr. Claiden served as the Company’s Chief Financial Officer from October 2003 to October 2010 and Chief Operating Officer from January 2008 to October 2010. Mr. Claiden also serves as Chief Executive Officer of Primus Asset Management. Mr. Claiden was previously a Managing Director and Head of Operational Risk for J.P. Morgan Chase’s Investment Bank from 2001 to 2003. In that position, Mr. Claiden was responsible for the operational risk integration for the investment bank following the merger of J.P. Morgan and Chase Manhattan Bank. From 1994 to 1999, Mr. Claiden was at Canadian Imperial Bank of Commerce (“CIBC”), initially setting up and running operations for CIBC’s Financial Product Group and later as Global Head of Operations for CIBC’s wholesale and investment banking activities. Mr. Claiden was in internal audit at Manufacturers Hanover Trust (“MHT”), from 1978 to 1983. Mr. Claiden served as Controller for the Merchant Banking Group and subsequently as head of finance, operations and technology for MHT’s global derivatives group until 1994. Mr. Claiden qualified as a Chartered Accountant with Arthur Andersen & Co. in London from 1974 to 1978. Mr. Claiden received an M.A. in Accounting and Finance from Lancaster University and a B.Sc. in Economics from London University. He is a fellow of the Institute of Chartered Accountants in England and Wales. Mr. Claiden’s extensive experience with derivatives and in risk management, and his long association with the Company, including over seven years as Chief Financial Officer, gives him unique insight into both the Company and the business environment in which the Company operates.

Michael M. Sullivan has been a director of the Company since December 2010. Mr. Sullivan is an attorney at EBF in Minneapolis, Minnesota. He serves on the board of directors of privately held Athilon Capital Corp. and Athilon Asset Acceptance Corp., the latter of which is a credit derivative product company in run-off. Prior to joining EBF, Mr. Sullivan was in private practice at the Minneapolis law firm of Rider Bennett from 1990 to 2002 and President/CEO of Intrascapes Data, a provider of SAP software development tools, from 2002 through 2006. Mr. Sullivan holds a J.D. from the University of Minnesota and a B.S. from Colorado College. As a designee of EBF on the Board, Mr. Sullivan provides the Board with a valuable mix of legal expertise and management skills with experience both within and without the credit derivative product company industry.

In addition to Mr. Claiden, whose biographical information is described above, the other executive officers of the Company are:

Christopher N. Gerosa has been the Company’s Chief Financial Officer since November 2010 and Corporate Treasurer since April 2007. Prior to these roles, Mr. Gerosa held the position of Corporate Controller and served as the Director of Investor Relations. Mr. Gerosa joined the firm in March of 2003 and was an integral part of taking the Company public in September 2004. Before joining Primus, he worked in the product controller areas of Deutsche Bank and Goldman Sachs. Mr. Gerosa began his professional career at Arthur Andersen. He served as a U.S. Army Infantry Officer after receiving his B.B.A. from the University of Notre Dame. Mr. Gerosa is 36 years old.

Vincent B. Tritto joined the Company in July 2008 as General Counsel. Prior to joining the Company, Mr. Tritto was a Managing Director and Senior Counsel of BlackRock, Inc., and served as Secretary of Anthracite Capital, Inc. and of the BlackRock Closed-End Funds. He also served as Secretary and Chief Compliance Officer of BlackRock Kelso Capital Corporation. Prior to joining BlackRock in September 2002, Mr. Tritto served as Executive Director in the Law and Compliance Department of Morgan Stanley Investment Management, Inc. and as officer of various Morgan Stanley-sponsored collective investment vehicles. Before that, he was counsel to and associated with the New York law firm of Rogers & Wells, and was a foreign associate with Masuda & Ejiri in Tokyo, Japan, for two years. Mr. Tritto received his B.A. degrees, cum laude, from the University of Rochester and earned his J.D., cum laude, from the St. John’s University School of Law, where he was managing editor of the St. John’s Law Review. Mr. Tritto is a member of the New York Bar. He is 50 years old.

Section 16(a) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Shares to file reports of ownership and changes in ownership of such Common Shares with the U.S. Securities and Exchange Commission (the “SEC”) and, for so long as the Common Shares were listed on the New York Stock Exchange, that exchange. These persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. As a matter of practice, the Company’s administrative staff assists the Company’s executive officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based on the Company’s review of the copies of such forms it has received, as well as information provided and representations made by the reporting persons, the Company believes that all of its executive officers and directors and the beneficial owners of more than ten percent (10%) of its Common Shares have filed all reports required by Section 16(a) during the Company’s fiscal year ended December 31, 2011.

The Audit Committee assists the Board in overseeing the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, and the performance of the Company’s independent audit function and independent auditors, as well as preparing an audit committee report as required by SEC rules to be included in the Company’s past annual proxy statements. The Audit Committee, on behalf of the Board, also recommends to the shareholders the appointment and termination of an independent registered public accounting firm to be engaged to audit the Company’s financial statements; discusses with the independent auditors their independence; and reviews and discusses the audited financial statements with the independent auditors and management. The Audit Committee also monitors the Company’s compliance with risk management policies which have been established by the Board. The Audit Committee currently consists of three members, all of whom are financially literate. Messrs. McNaughton (Chairman), Esposito and Hartlage are the current members of this committee, and Mr. MacNaughton has been designated by the Board as the Audit Committee’s financial expert within the meaning of the SEC’s rules and regulations. The Audit Committee operates under a written charter that is currently available upon the Company’s Web site, www.primusguaranty.com.

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

The Summary Compensation Table below presents the annual compensation for services in all capacities to the Company and its subsidiaries for the periods shown for the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel. These officers are referred to as the “named executive officers.” The “Share Awards” information in the Summary Compensation Table is based on

(i) performance share awards granted in January 2011 as long-term incentive awards, (ii) performance share and Common Share awards granted in 2010 as part of the 2009 annual bonus and as long-term incentive awards for 2009 performance, and (iii) Common Share awards granted in 2009 as part of the 2008 annual bonus for 2008 performance. In 2010 and prior years, the Compensation Committee made incentive awards annually based on performance for the prior year. All dollar amounts are in United States dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)(1)	All Other Compensations ($)(2)	Total ($)
Richard Claiden	2011 2010 2009	650,000 400,000 350,000	— 375,000 523,000	410,379 538,298 397,500	3,000 3,000 3,000	1,063,379 1,316,298 1,273,500
Chief Executive Officer and Former Chief
Financial and Operating Officer

Christopher N. Gerosa(3)	2011 2010	450,000 208,333	— 150,000	307,784 54,999	3,000 3,000	760,784 416,332
Chief Financial Officer
Treasurer

Vincent B. Tritto(4) General Counsel	2011	550,000	—	307,784	3,000	860,784

(1)	Represents the aggregate grant date fair value of equity awards granted during the relevant fiscal year.

(2)	The amounts reported in the column reflect Company matching contributions to the named executives’ 401(k) savings accounts.

(3)	Mr. Gerosa became a named executive officer on November 1, 2010, as a result of his promotion to Chief Financial Officer.

(4)	Mr. Tritto became a named executive officer effective January 1, 2011.

Additional information regarding compensation of the Company’s executive officers, including changes with effect from January 1, 2011 to the Company’s compensation program is set forth under “Executive Officers — Compensation Discussion and Analysis — 2011 Changes to the Compensation Program” in the Company’s Proxy Statement filed on April 15, 2011 for its 2011 Annual General Meeting of Shareholders, which is incorporated in this Item 11 by reference.

No member of the Compensation Committee of the Board is now, or was during 2011 or any time prior thereto, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company during 2011 pursuant to which disclosure would be required under applicable SEC rules pertaining to the disclosure of transactions with related persons. None of the Company’s executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on the Company’s Board or the Compensation Committee.

For 2011, the Company compensated each of its non-management directors in the following manner:

•	an annual award of Common Shares having a value of $40,000;

•	an annual cash retainer of $40,000;

•	an additional annual cash retainer of $6,000 for the Chairman of the Audit Committee; and

•	an additional annual cash retainer of $3,000 for the Chairman of each other committee.

The Common Shares referred to above will be fully vested when awarded. The Company promptly reimburses all directors for reasonable expenses incurred to attend meetings of the Board of Directors or of Board committees. The Company has been advised by Messrs. Sullivan and Vertin that they each have waived and will continue to waive all compensation, including meeting fees and the annual award of Common Shares, in connection with their positions as a director.

The total 2011 compensation of the Company’s non-management directors is shown in the following table:

Director Compensation for the Fiscal Year Ended December 31, 2011

Name	Fees Earned or Paid in Cash ($)	Fair Value of Stock Awards ($)(1)	All Other Compensation	Total ($)
Michael P. Esposito, Jr.	54,113	40,000	—	94,113
Frank P. Filipps	58,750	40,000	—	98,750
Paul S. Giordano(2)	21,500	20,000	—	41,500
Thomas J. Hartlage	50,500	40,000	—	90,500
Robert R. Lusardi(2)	20,000	20,000	—	40,000
James H. MacNaughton	51,226	40,000	—	91,226
Michael M. Sullivan(3)	—	—	—	—
Vincent Vertin(3)	—	—	—	—
John A. Ward, III(2)	23,000	20,000	—	43,000

(1)	The Common Shares were granted as of the first day of each calendar quarter covering services for the preceding quarter and determined by dividing one-quarter of the annual equity award by the closing price of the Common Shares as of the end of each quarter and ignoring any fractional shares. Unless otherwise stated, this resulted in the granting of 7,896 Common Shares for directors who served for the entirety of 2011 and 4,095 Common Shares for those directors who retired on May 17, 2011. Included in the “Fair Value of Stock Awards” column is the aggregate grant date fair value of equity awards granted during the fiscal year.

(2)	Messrs. Giordano, Lusardi and Ward did not stand for re-election at the Company’s 2011 Annual General Meeting of Shareholders and each retired from the Board on May 17, 2011.

(3)	Each of Messrs. Sullivan and Vertin has waived and will continue to waive all compensation in connection with their position as a member of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to compensation plans (including individual compensation agreements) approved by security holders and under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Share Awards(1)	840,610
Options	188,480	$11.24

Total	1,029,090		4,913,197

(1)	Includes share units and performance shares, assuming target performance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Any transaction with the Company in which a director, executive officer or beneficial holder of more than five percent of the outstanding Common Shares of the Company, or any immediate family member of the foregoing (each, a “related person”), has a direct or indirect material interest, and where the amount involved exceeds $120,000, must be disclosed by the Company in its public filings. Any such transaction would be subject to the Company’s written policy respecting the review, approval or ratification of related person transactions, which is contained in the Company’s Code of Business Conduct and Ethics. Under this policy any related party transaction that would be required to be publicly disclosed must be approved or ratified by the Board or the Board’s Nominating and Corporate Governance Committee, in writing, before the proposed related party transaction may be undertaken. In approving or ratifying a transaction under this policy, the Board or the Nominating and Corporate Governance Committee must determine that the transaction is fair and reasonable to the Company. During 2011, there were no such transactions between the Company and a related person subject to this policy.

The Board has determined that all of the Company’s current directors, except Mr. Claiden, are independent under the standards set forth in the Company’s Corporate Governance Guidelines and the listing standards of the New York Stock Exchange to which the Company was subject to in 2011 since none of them have any material relationship with the Company which the Board believes would compromise their independence. Mr. Claiden is the Chief Executive Officer of the Company and of Primus Asset Management, Inc., a subsidiary of the Company (“Primus Asset Management”). The Corporate Governance Guidelines provide that credit default swaps and credit default swap portfolio engagements between a director’s employer and its affiliates, affiliations with a significant (25 percent or more) shareholder of the Company and joint service with employees on the board of a not-for-profit corporation, do not impair a director’s independence, except that affiliation with a significant shareholder does impair a director’s independence with respect to service on the Audit Committee. A copy of the definition of independent directors under the Company’s Corporate Governance Guidelines is currently available at the Company’s Web site located at www.primusguaranty.com under the heading “Investor Relations — Corporate Governance — Governance Guidelines.” Every director must seek the consent of the Nominating and Corporate Governance Committee and the Chairman of the Board to confirm the absence of any actual or potential conflict prior to accepting any invitation to serve on another corporate or, in the case of a management director, not-for-profit board of directors or with any government or advisory group.

Item 14.	Principal Accounting Fees and Services

The Company’s independent public accountants for the years ended December 31, 2011 and 2010 were Ernst & Young, LLP.

The following table shows the total fees (in thousands) paid or accrued by the Company for audit and other services provided by Ernst & Young LLP for the fiscal years ended December 31, 2011 and 2010.

	2011	2010
Audit fees	$643	$1,082
Audit-related fees	0	95
Tax fees	0	0
All other fees	0	0
Total	$643	$1,177

Audit Fees

“Audit fees” paid to Ernst & Young LLP primarily represent compensation for professional services they rendered for the audits of the consolidated financial statements of the Company, and for quarterly reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit-Related Fees

There were no “audit-related fees” incurred in the fiscal year ended December 31, 2011. “Audit-related fees” incurred in the fiscal year ended December 31, 2010 related to accounting consultations regarding financial accounting and reporting standards.

Tax Fees

There were no fees in the “tax fees” category for the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees

There were no “other fees” paid to Ernst & Young LLP in the fiscal years ended December 31, 2011 and December 2010.

The Audit Committee has adopted policies and procedures which require that the Audit Committee pre-approve all non-audit services that may be provided to the Company by its independent auditors. The Audit Committee approved 100% of the non-audit services described above and paid by the Company and determined that the provision of such services is compatible with maintaining the independence of Ernst & Young LLP.

All of the hours expended in the engagement of Ernst & Young LLP to audit the financial statements of the Company for the fiscal years ended December 31, 2011 and December 31, 2010 were attributable to work performed by full-time, permanent employees of Ernst & Young LLP.

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

(c)	Exhibits

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to Form S-1/A dated July 23, 2004)
3.2	Bye-laws (Incorporated by reference to Exhibit 3.2 to Form S-1/A dated June 10, 2004)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to Form S-1/A dated July 23, 2004)
4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)
4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)
4.4	Form of 7% Senior Notes due 2036 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)
4.5	Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 29, 2009)
4.6	Amendment No. 1, dated as of December 30, 2010, to the Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 30, 2010)
10.1	Separation Agreement, dated October 29, 2010, between Thomas W. Jasper and Primus Asset Management, Inc. (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 12, 2010)
10.2	Employment Letter with Richard Claiden, dated February 2, 2011 (Incorporated by reference to Exhibit 10.3 to Form 10-K filed on March 31, 2011)
10.3	Employment Letter with Christopher N. Gerosa, dated February 2, 2011 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 31, 2011)
10.4	Employment Letter with Vincent B. Tritto, dated February 2, 2011 (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 31, 2011)
10.5	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to Form S-1/A dated June 10, 2004)
10.6	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form S-1 dated April 26, 2004)
10.7	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 14, 2008)
10.8	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to Form S-1 dated April 26, 2004)
10.9	Form of Letter Agreement of Primus Guaranty, Ltd. Long-Term Incentive Award for 2011-2014 Performance Share, (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 31, 2011)
10.10	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to Form S-1 dated April 26, 2004)
10.11	New Sublease and Termination of Prior Sublease Agreement, dated December 21,2010, between Primus Financial Products, LLC and Seaport Group Leasing, LLC (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 31, 2011)
10.12	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 31, 2011)
10.13	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to Form S-1/A dated September 24, 2004)

Number	Exhibit
10.14	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (As amended and restated effective as of July 29, 2010) (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 12, 2010)
10.15	Primus Guaranty, Ltd. Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 31, 2011)
10.16	Termination Agreement, dated September 27, 2010, by and among Primus Financial Products, LLC, Lehman Brothers Holdings Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2010)
10.17	Shareholders Agreement, dated as of December 30, 2010, by and among Primus Guaranty, Ltd., Merced Partners Limited Partnership, Merced Partners III (Cayman), L.P. and EBF & Associates, L.P. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2010)
21	Subsidiaries of Primus Guaranty, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1),(2)	XBRL Instance Document.
101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.
101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS GUARANTY, LTD. (Registrant)

By	/s/ Richard Claiden
Richard Claiden
Chief Executive Officer

Dated: March 30, 2012

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

Signature	Title	Date

/s/ Richard Claiden Richard Claiden	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
/s/ Christopher N. Gerosa Christopher N. Gerosa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
/s/ Michael P. Esposito, Jr. Michael P. Esposito, Jr.	Director and Chairman of the Board	March 30, 2012
/s/ Frank P. Filipps Frank P. Filipps	Director	March 30, 2012
/s/ Thomas J. Hartlage Thomas J. Hartlage	Director	March 30, 2012
/s/ James H. MacNaughton James H. MacNaughton	Director	March 30, 2012
/s/ Michael M. Sullivan Michael M. Sullivan	Director	March 30, 2012
/s/ Vincent Vertin Vincent Vertin	Director	March 30, 2012

Exhibit Index

Number	Exhibit
3.1	Memorandum of Association (Incorporated by reference to Exhibit 3.1 to Form S-1/A dated July 23, 2004)
3.2	Bye-laws (Incorporated by reference to Exhibit 3.2 to Form S-1/A dated June 10, 2004)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to Form S-1/A dated July 23, 2004)
4.2	Senior Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 27, 2006)
4.3	First Supplemental Indenture dated as of December 27, 2006 between Primus Guaranty, Ltd. and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)
4.4	Form of 7% Senior Notes due 2036 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 27, 2006)
4.5	Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 29, 2009)
4.6	Amendment No. 1, dated as of December 30, 2010, to the Rights Agreement, dated as of May 29, 2009, between Primus Guaranty, Ltd. and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 30, 2010)
10.1	Separation Agreement, dated October 29, 2010, between Thomas W. Jasper and Primus Asset Management, Inc. (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 12, 2010)
10.2	Employment Letter with Richard Claiden, dated February 2, 2011 (Incorporated by reference to Exhibit 10.3 to Form 10-K filed on March 31, 2011)
10.3	Employment Letter with Christopher N. Gerosa, dated February 2, 2011 (Incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 31, 2011)
10.4	Employment Letter with Vincent B. Tritto, dated February 2, 2011 (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 31, 2011)
10.5	Form of Registration Rights Agreement by and among the Registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to Form S-1/A dated June 10, 2004)
10.6	Primus Guaranty, Ltd. Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form S-1 dated April 26, 2004)
10.7	Primus Guaranty, Ltd. 2004 Share Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 14, 2008)
10.8	Primus Guaranty, Ltd. Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.7 to Form S-1 dated April 26, 2004)
10.9	Form of Letter Agreement of Primus Guaranty, Ltd. Long-Term Incentive Award for 2011-2014 Performance Share, (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 31, 2011)
10.10	Office Lease Agreement, dated July 25, 2002, between Madison 45 LLC and Primus Financial Products, LLC (Incorporated by reference to Exhibit 10.9 to Form S-1 dated April 26, 2004)
10.11	New Sublease and Termination of Prior Sublease Agreement, dated December 21,2010, between Primus Financial Products, LLC and Seaport Group Leasing, LLC (Incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 31, 2011)
10.12	Form of Indemnification Agreement between Primus Guaranty, Ltd. and each of its directors and officers (Incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 31, 2011)

Number	Exhibit
10.13	Indemnification Agreement, dated September 22, 2004, between Primus Guaranty, Ltd. and XL Capital Ltd. (Incorporated by reference to Exhibit 10.12 to Form S-1/A dated September 24, 2004)
10.14	Primus Guaranty, Ltd. Restricted Share Unit Deferral Plan (As amended and restated effective as of July 29, 2010) (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 12, 2010)
10.15	Primus Guaranty, Ltd. Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 31, 2011)
10.16	Termination Agreement, dated September 27, 2010, by and among Primus Financial Products, LLC, Lehman Brothers Holdings Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2010)
10.17	Shareholders Agreement, dated as of December 30, 2010, by and among Primus Guaranty, Ltd., Merced Partners Limited Partnership, Merced Partners III (Cayman), L.P. and EBF & Associates, L.P. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2010)
21	Subsidiaries of Primus Guaranty, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1),(2)	XBRL Instance Document.
101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.
101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.